Form 10QSB
period 2001-03-31
POWER EFFICIENCY CORP
filed 2001-05-21
CIK 1024075

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
               MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                           Commission File No. 0-31805
                                               -------

                          POWER EFFICIENCY CORPORATION
         ---------------------------------------------------------------
             (Exact name of Company as specified in its charter)

          Delaware                                      22-3337365
--------------------------------          ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification NO.)
of incorporation or organization)


                           4220 Varsity Drive Suite E
                               Ann Arbor, MI 48108

                                 (734-975-9111)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes [X]  No [ ]


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 2001 was 6,368,370. Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

Table of Contents

                             POWER EFFICIENCY CORP.

                                FORM 10-QSB INDEX

               Index                                                                                            2
   Part I.                                        FINANCIAL INFORMATION                                        Page
Item 1.        Financial Statements (Unaudited)
               Condensed Balance Sheets as of March 31, 2001 and December 31, 2000                              3


               Condensed Statements of Operations for the three months ended March 31, 2001 and 2000            4

               Condensed Statement of Changes in Stockholders' Equity for the three months ended March 31,      5
               2001

               Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000            6

               Notes to Consolidated Financial Statements                                                       7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations           8/9

  Part II.                                          OTHER INFORMATION                                          Page
Item 1.        Legal Proceedings                                                                                9

Item 2.        Changes in Securities and Use of Proceeds                                                        9

Item 3.        Defaults Upon Senior Securities                                                                  9

Item 4.        Submission of Matters to a Vote of Security Holders                                              9

Item 5.        Other Information                                                                                9

Item 6.        Exhibits and Reports on Form 8-K                                                                 9
               Signatures                                                                                       10


                          Power Efficiency Corporation
                            Condensed Balance Sheets
                      March 31, 2001 and December 31, 2000

                                                                                 (Unaudited)
                                                                                March 31, 2001         December 31, 2000

                                  Assets

Current Assets

   Cash and Equivalents                                                                $     2,294              $       8,492
   Accounts Receivable - Trade,  Net of reserve of $5,000                                  104,625                    114,166
   Inventory                                                                               562,434                    526,454
   Prepaid Expenses                                                                            443                        443
                                                                            --------------------------------------------------
          Total Current Assets                                                             669,796                    649,555
                                                                            --------------------------------------------------

Property and Equipment, Net                                                                142,543                    132,315
                                                                            --------------------------------------------------

Other Assets

   Deposits                                                                                  6,000                      6,000
   Patent Application Costs (Net)                                                           14,980                     17,089
   Deferred Financing Costs                                                                 47,746                     51,936
   Goodwill                                                                                548,586                    558,154
   Customer Contacts, Manuals and Sales Literature                                         186,657                    197,426
   Website and Customer List                                                               107,719                    119,260
                                                                            --------------------------------------------------
          Total Other Assets                                                               911,688                    949,865
                                                                            --------------------------------------------------

                                                                                     $   1,724,027            $     1,731,735
                                                                            ==================================================

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

   Line of Credit Agreement                                                           $    372,887             $      277,887
   Accrued Salaries and Payroll Taxes                                                       49,922                     51,611
   Accounts Payable and Accrued Expenses                                                   413,723                    485,695
   Stockholder Loan Payable                                                                      -                    100,000
                                                                            --------------------------------------------------
          Total Current Liabilities                                                        836,532                    915,193
                                                                            --------------------------------------------------

Stockholders' Equity

   Preferred Stock, $.001 par value 1,000,000 shares authorized, none outstanding.
   Common Stock, $.001 par value, 9,000,000 shares
   authorized, 6,368,370 shares issued and outstanding.                                      6,368                      6,043
   Additional Paid-in Capital                                                            3,042,850                  2,743,175
   Accumulated Deficit                                                                 (2,161,723)                (1,932,676)
                                                                            --------------------------------------------------
          Total Stockholders' Equity                                                       887,495                    816,542
                                                                            --------------------------------------------------

Total Liabilities and Stockholders' Equity                                           $   1,724,027            $     1,731,735
                                                                            ==================================================


                          Power Efficiency Corporation
                 Condensed Statements of Operations - Unaudited

                                                                            Three Months Ended March 31,
                                                                              2001                   2000
                                                                    ------------------------------------------
REVENUES                                                                        $  155,050         $     782
                                                                    ------------------------------------------

COSTS AND EXPENSES:
   Cost of Sales                                                               $   79,307
   Research and Development                                                         67,174         $     500
   Manufacturing                                                                    35,205             6,630
   Selling, general and administrative                                             155,969            19,236
   Depreciation and Amortization                                                    46,242             6,584
                                                                    ------------------------------------------
          Total Costs and Expenses                                            $    383,897         $  32,950
                                                                    ------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                        $   (228,847)        $ (32,168)

PROVISION FOR INCOME TAXES                                                            200
                                                                    ------------------------------------------

NET LOSS                                                                      $  (229,047)         $ (32,168)
                                                                    ==========================================
LOSS PER COMMON SHARE                                                              ($0.04)            ($0.07)
                                                                    ==========================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                           6,149,500          4,384,000
                                                                    ==========================================




                                           POWER EFFICIENCY CORPORATION
                         CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     QUARTER ENDED MARCH 31, 2001 (UNAUDITED)

===================================================================================================================


                                                                                                       Total
                                     Common Stock              Additional                           Stockholders'
                          -----------------------------------    Paid-in        Accumulated            Equity
                               Shares            Amount          Capital          Deficit             (Deficit)
                          -----------------------------------------------------------------------------------------
BALANCE

    December 31, 2000             6,043,370           $6,043       $2,743,175      ($1,932,676)           $816,542

Sale of Common Stock:
    Private Placement

Memorandum sold at
various times during the

quarter                             200,000              200          199,800                              200,000

Cost associated with

Investment Expenses                                                   (10,375)                             (10,375)

Common stock  issued for
Conversion       Note

Payable                             125,000              125          110,250                              110,375

      Net Loss 3/31/2001                                                              (229,047)           (229,047)
                          -----------------------------------------------------------------------------------------


BALANCE,

    MARCH 31, 2001                6,368,370           $6,368       $3,042,850      ($2,161,723)           $887,495
                          -----------------------------------------------------------------------------------------


                          Power Efficiency Corporation
                  Condensed Statements of Cash Flow - Unaudited
                      Quarter Ended March 31, 2001 and 2000

                                                  March 31, 2001     March 31, 2000
                                                  --------------     --------------
Cash Flow From Operating Activities
   Net Income                                           $(229,047)    $ (32,168)
   Adjustments to reconcile Net Cash:

    Depreciation and Amortization                          46,242         6,384
     Accounts Receivable - Trade                            9,541        19,012
     Inventory - Raw Materials/Finished Goods             (35,521)
     Accounts Payable and Accrued Expenses                (74,121)        7,213
                                                        ---------     ---------
   Total Adjustments                                      (53,859)       32,609
                                                        ---------     ---------
   Net Cash Provided by Operations                      $(282,905)    $     441

Cash Flow From Investing Activities

    Equipment Purchases                                   (18,293)


Cash Flow From Financing Activities

   Proceeds from issuance of equity securities            200,000
   Notes Payable - Bank                                    95,000

                                                        ---------
   Net Cash From Financing Activities                     295,000
                                                        ---------     ---------

   Net Increase (Decrease) in Cash                      $  (6,198)    $     441
                                                        =========     =========

Summary:

   Cash Balance At End Of Period                        $   2,294     $      91
   Cash Balance At Beginning Of Period                      8,492          (350)
                                                        ---------     ---------
   Net Increase (Decrease) in Cash                      $  (6,198)    $     441
                                                        =========     =========

                       POWER EFFICIENCY CORPORATION NOTES

                        TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1, BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures required to be presented in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto for the year ended December 31, 2000 contained in Power Efficiency Corporation's (the "Company") Form 10-SB Registration Statement, as amended from time to time, as filed with the Securities and Exchange Commission. The March 31, 2001 balance sheet was derived from unaudited financial statements, and does not include all disclosures required by generally accepted accounting principles.

NOTE 2, INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 3, GOING CONCERN

         The accompanying condensed interim financial statements have been prepared assuming the Company is a going concern which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management also plans to raise additional capital through equity issuance or other types of financing.

NOTE 4, PER SHARE DATA

         Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the period.

NOTE 5, REVENUE

         For financial reporting purposes, the Company reports revenues from sales as product is shipped and invoiced.

NOTE 6, LINE OF CREDIT AGREEMENT

         On May 1, 2001 the Company renegotiated its line of credit agreement with the bank to extend the expiration date of its line of up to $750.000 to October 31, 2001. The line of credit agreement is collateralized by all inventory, accounts receivable, equipment and instruments. The bank has a general lien on all corporate assets.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company generates revenues from a single business segment, the design, development, marketing and sale of proprietary solid state electrical components designed to effectively reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sale of its patented Power Commander/TM line of motor controllers in 1995. As of December 31, 2000, the Company had total stockholders equity of $816,542, primarily as a result of the Company's August 7, 2000, purchase of the assets of Performance Control, LLC ("PerCon"), the largest distributor of the Company's products. The transaction was accounted for as a purchase and PerCon's Statement of Operations is not included in the first quarter results comparison. The Company relocated its principal offices and facilities to PerCon's facilities in Ann Arbor, Michigan.

The consolidation of both entities allowed the Registrant to incorporate the administrative, sales, marketing and manufacturing operations by PerCon. PerCon had developed sales contacts with major OEM's in the elevator/escalator industry and transferred those agreements. The fully integrated organization allowed the Registrant to obtain a bank line of credit up to $750,000 for the build up in inventory collateralized by the current inventory and account receivables.

The first quarter of 2001 reflects the combined entities with respect to operating expenses, research and development etc. The expected savings in operating expenses, cost of goods will be reflected in future periods.

Results of Operation

Three Months Ended March 31,2001 Compared to Three Months Ended March 31, 2000

Revenues. Revenues for the quarter ended March 31, 2001 was $155,050 compared to $782 of miscellaneous income for the prior comparable quarter, an increase of $154,268. The increase in revenue was principally attributable to the completion of performance testing by our clients and the conversion of the test units into purchases.

Cost of revenues. Cost of revenues for the three months ended March 31, 2001 was $79,307, or 51% of revenues. The increase in Cost of Revenues was due to the increased volume in sales.

Research and development. Research and development expenses were $67,174, or 43% of revenues, for the three months ended March 31, 2001 as compared to $500, or 64% of revenues, for the three months ended March 31, 2000 due to increased R&D activity after the acquisition of PerCon.

Selling, general, manufacturing and administrative. Selling, general, manufacturing and administrative expenses increased to $191,174, or 123% of revenues, for the three months ended March 31, 2001 from $25,866, or 3,307% of revenues, for the three months ended March 31, 2000. The increase in expenses was primarily due to increases in sales, marketing and administrative personnel from two to eight. There was also additional travel expenses due to new customers in the Asia-Pacific region and substantial administrative fees for professional services due to the filing of the Form 10QSB.

As a result, the Company incurred a net loss of $229,047 during the three months ended March 31, 2001, compared to a net loss of $32,168 during the three months ended March 31, 2000.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through the sale of equity securities and using bank borrowings. As of March 31, 2001, the Company has received a total of approximately $1,829,261 from public and private offerings of its equity securities and received approximately $372,887 under a bank line of credit. As of March 31, 2001, the Company had cash and cash equivalents of $2,294.

Cash used in operating activities was for the three months ended March 31, 2001, was $282,905 in 2001, and ($441) in 2000. Cash used in operating activities in the three months ended March 31, 2001 reflected a net loss of $229,047. In 2000, cash used in operating activities reflected a net loss of $32,168.

The Registrant expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Registrant anticipates that operating expenses, as well as planned increases in inventory expenditures, will constitute a material use of any cash resources.

Management believes that its existing cash and cash equivalents are insufficient to meet the Registrant's anticipated cash needs for the next 6 months. Since capital resources are insufficient to satisfy the Registrant's liquidity requirements, Management intends to seek to sell additional equity securities or debt securities or obtain debt financing. The Registrant has not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to Management, if at all.

The Company was not required to and did not engage an independent accountant to review the quarterly financial statements for the year ended December 31, 2000. As such, the financial information for the quarter ended March 31, 2000, which is included with this filing, were not reviewed by an independent accountant.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts. The Company has accrued approximately $21,300 at March 31, 2001 related to these claims. In the opinion of management, after consultation with legal counsel, the outcome of such matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with a private placement memorandum dated May 16, 2000 the Company sold 200,000 shares of its common stock in dudring the quarter ended March 31, 2001. The company also issued 125,000 shares of common stock upon conversion of the outstanding principal and accrued interest on a note payable to a shareholder in the principal amount of $100,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5. OTHER INFORMATION

         ADDITION TO MANAGEMENT. On March 12, 2001 Douglas C. Finch was hired as Vice-President of Operations. Mr. Finch was President of Plastigage Corporation, a family-owned manufacturer of extruded and injection molded plastic automotive components from 1999 to 2000. He spent five years with Enprotech a subsidiary of Itochu Corporation involved in merger and acquisitions. He also spent two years managing a subsidiary of high-speed electric motors and power electronics. Mr. Finch received a BSc and Masters in Aeronautical Engineering from Massachusetts Institute of Technology and an MBA in 1991 from Harvard Graduate School of Business Administration. Mr. Finch has no beneficial ownership of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K NONE

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                ------------------------------
                 POWER EFFICIENCY CORPORATION
                ------------------------------


                  Date: May 18, 2001       /s/  Stephen L. Shulman
                                           ------------------------------
                                           Stephen L.Shulman
                                           President and Chief Executive
                                           Officer

                  Date: May 18, 2001       /s/  Arthur N. Smith
                                           -----------------------------
                                           Arthur N. Smith
                                           Chief Financial Officer