Form 10QSB
period 2001-06-30
POWER EFFICIENCY CORP
filed 2001-08-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

4220 Varsity Drive, Suite E Ann Arbor, MI 48108 (Address of Principal Executive Office)	(734) 975-9111 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No    X

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 30, 2001 was 6,522,120.

Transitional Small Business Disclosure Format (check one):   Yes             No     X

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Power Efficiency Corporation
Condensed Balance Sheets
June 30, 2001 and December 31, 2000

	(Unaudited)
	June 30, 2001	December 31, 2000
Assets

Current Assets
Cash and Equivalents	$84,511	$8,492
Accounts Receivable - Trade Net of Reserve of $5,000	198,638	114,166
Inventory	505,951	526,454
Prepaid Expenses	443	443
Total Current Assets	789,543	649,555

PROPERTY AND EQUIPMENT - Net	145,902	132,315

OTHER ASSETS
Deposits	15,500	6,000
Patent Application Costs - Net	12,872	17,089
Deferred Financing Costs	43,555	51,936
Goodwill - Net	539,017	558,154
Customer Contracts and Literature	175,888	197,426
Website and Customer List - Net	96,177	119,260
Total Other Assets	883,009	949,865

Total Assets	$1,818,454	$1,731,735

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Line of Credit Agreement	$310,387	$277,887
Accounts Payable and Accrued Expenses	152,104	485,695
Accrued Salaries and Payroll Taxes	49,922	51,611
Stockholder Loan Payable	--	100,000
Total Current Liabilities	512,413	915,193

Long Term Liabilities
Stockholder Note Payable (Subordinated)	300,000	--
Total Liabilities	812,413	915,193

Stockholders' Equity
Preferred Stock, .001 par value, 1,000,000 shares authorized, none outstanding
Common Stock, .001 par value, 9,000,000 authorized, 6,522,120 and 6,043,370 issued and outstanding in 2001 and 2000, respectively	6,523	6,043
Additional Paid-in Capital	3,482,340	2,743,175
Accumulated Deficit	(2,482,822)	(1,932,676)
Total Stockholders' Equity	1,006,041	816,542

Total Liabilities and Stockholders' Equity	$1,818,454	$1,731,735

See Notes to Condensed Financial Statements

Power Efficiency Corporation
Condensed Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

REVENUES	$212,408	$--	$367,458	$782

COSTS AND EXPENSES:
Cost of Sales	122,905	--	202,212	--
Research and Development	61,600	--	128,774	500
Manufacturing	59,878	--	95,083	6,630
Selling, General and Administrative	242,882	16,495	398,851	35,731
Depreciation and Amortization	46,242	6,584	92,484	13,168
Total Costs and Expenses	533,507	23,079	917,404	56,029

LOSS BEFORE PROVISION FOR INCOME TAXES	(321,099)	(23,079)	(549,946)	(55,247)

PROVISION FOR INCOME TAXES	--	200	200	200

NET LOSS	$(321,099)	$(23,279)	$(550,146)	$(55,447)

LOSS PER COMMON SHARE	$(0.05)	$(0.05)	$(0.08)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,440,000	4,384,000	6,440,000	4,384,000

See Notes to Condensed Financial Statements

Power Efficiency Corporation
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2001		Six Months Ended June 30, 2000

Cash Flow from Operating Activities
Net Loss		$(550,146)		$(55,447)

Adjustments to reconcile Net Cash:
Depreciation and Amortization	92,484		13,168
Accounts Receivable - Trade	(84,472)		19,012
Inventory - Raw Materials/Finished Goods	20,503		(5,292)
Accounts Payable and Accrued Expenses	(335,279)		29,907
Total Adjustments		(306,764)		56,795
Net Cash Provided by (Used in) Operations		(856,910)		1,348

Cash Flow From Investing Activities
Equipment Purchases	(29,716)		(907)
Deposit	(9,500)		--
Net Cash Used in Investing Activities		(39,216)		(907)

Cash Flow From Financing Activities
Note Stockholder	(100,000)		--
Proceeds from issuance of Equity Securities	754,645		--
Costs related to issuance of Equity Securities	(15,000)		--
Notes Payable Bank	32,500		--
Note Payable Stockholder - Long Term	300,000		--
Net Cash Provided by Financing Activities		972,145		--

Net Increase in Cash		$76,019		$441

Non Cash Investing Activities
Common stock issued in connection with
settlement of accounts payable		$30,000		$--

Summary:
Cash Balance At End Of Period		$84,511		$91
Cash Balance At Beginning Of Period		8,492		(350)
Net Increase In Cash		$76,019		$441

See Notes to Condensed Financial Statements

POWER EFFICIENCY CORPORATION NOTES
TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures required to be presented in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto for the year ended December 31, 2000 contained in Power Efficiency Corporation's (the "Company") Form 10-SB Registration Statement, as amended from time to time, as filed with the Securities and Exchange Commission. The June 30, 2001 balance sheet was derived from unaudited financial statements, and does not include all disclosures required by generally accepted accounting principles.

2.	INTERIM PERIODS:

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	GOING CONCERN

The accompanying condensed interim financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management also plans to raise additional capital through equity issuance or other types of financing.

4.	PER SHARE DATA

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the period.

5.	LINE OF CREDIT AGREEMENT

On May 1, 2001 the Company renegotiated its line of credit agreement with the bank to extend the expiration date of its line of up to $750,000 to October 31, 2001. All inventory, accounts receivable, equipment and instruments collateralize the line of credit agreement. The bank has a general lien on all corporate assets.

6.	STOCKHOLDER LOAN

On May 24, 2001 the Company received a $300,000 loan from a stockholder. The note is due on May 24, 2003 and is subordinated to Bank One.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion is designed to provide a review of the financial condition and results of operations of Power Efficiency Corporation (the "Company"). This discussion should be read in conjunction with the financial statements and related notes.

Forward-Looking Statements:

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industrial and commercial motor industry, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, demand for products and services; the degree of competition by competitors; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior; the ability to raise capital and maintain financing sources; development of the Company's products; and changes in the national economy. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations:

Revenues. Revenues for the three months ended June 30, 2001 was $212,408 compared to no revenue for the prior year comparable quarter, an increase of $212,408. Revenues for the six months ended June 30, 2001 were $367,458 compared to $782 of miscellaneous income for the prior year comparable six months, an increase of $366,676. The increase in revenue was principally attributable to the completion of performance testing by clients and the conversion of the test units into purchases.

Cost of revenues. Cost of revenues for the three months ended June 30, 2001 was $122,905, or 58% of revenues. Cost of revenues for the six months ended June 30, 2001 was $202,212, or 55% of revenues. The Company recorded no costs in the comparable periods of the prior year. The increase in Cost of Revenues was due to the increased volume in sales.

Research and development. Research and development expenses were $61,600, or 29% of revenues, for the three months ended June 30, 2001. Research and development expenses were $128,774, or 35% of revenues as compared to $500, or 64% of revenues, for the six months ended June 30, 2001 and June 30, 2000, respectively, due to increased research and development activity after the acquisition of Performance Control, LLC.

Selling, general, manufacturing and administrative. Selling, general, manufacturing and administrative expenses increased to $302,760, or 143% of revenues, for the three months ended June 30, 2001 and increased to $493,934, or 134% of revenues for the six months ended June 30, 2001, from $42,361, or 5419% of revenues, for the six months ended June 30, 2000. The increase in expenses was primarily due to increases in sales and marketing expenses and an increase in administrative personnel from two to eight. There was additional travel due to new customers in the Asia-Pacific region and substantial administrative fees for professional services due to the filing of the Form 10-SB.

As a result, the Company incurred a net loss of $321,099 during the three months ended June 30, 2001, compared to a net loss of $23,279 during the three months ended June 30, 2000. The Company incurred a net loss $550,146 during the six months June 30, 2001 compared to a net loss of $55,447 during the six months ended June 30, 2000.

Financial Condition, Liquidity, and Capital Resources:

Since inception, the Company has financed its operations primarily through the sale of equity securities and using bank borrowings. As of June 30, 2001, the Company has received a total of approximately $2,250,000 from public and private offerings of its equity securities and received approximately $310,387 under a bank line of credit. As of June 30, 2001, the Company had cash and cash equivalents of $84,511.

Cash used in operating activities for the six months ended June 30, 2001, was $856,910. Cash received from operating activities for the six months ended June 30, 2000, was $1,348. In addition, the Company borrowed $300,000 from a stockholder on May 24, 2001. Cash provided by operating activities in the six months ended June 30, 2001 reflected a net loss of $550,146. In 2000, cash used in operating activities reflected a net loss of $55,447.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses, as well as planned increases in inventory expenditures, will constitute a material use of any cash resources.

Management believes that its existing cash and cash equivalents are insufficient to meet the Company's anticipated cash needs for the next six months. Since capital resources are insufficient to satisfy the Company's liquidity requirements, Management intends to sell additional equity securities or debt securities or obtain debt financing. The Company has not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to Management.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts. The Company has accrued approximately $21,300 at June 30, 2001 related to these claims. In the opinion of management, after consultation with legal counsel, the outcome of such matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities

          From May 16, 2000 to March 7, 2001, the Company sold units consisting of one share of common stock and one common stock purchase warrant ("Units") pursuant to a private placement memorandum, solely to accredited investors, as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Units were sold for $1.00 per Unit. On April 25, 2001, the Company sold 25,000 units to an accredited investor for $25,000 in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

          On May 14, 2001, the Company sold 118,750 shares of common stock for $400,000 to an accredited investor, as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The shares were sold in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

          On June 19, 2001, the Company issued 10,000 shares of common stock for payment of fees. The total fees that were set aside in exchange for the stock were equal to $30,000. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

Item 5. Other Information

          ADDITION TO MANAGEMENT. On March 12, 2001, Douglas C. Finch was hired as Vice-President of Operations. Mr. Finch was President of Plastigage Corporation, a manufacturer of extruded and injection molded plastic automotive components from 1999 to 2000. He spent five years with Enprotech, a subsidiary of Itochu Corporation involved in merger and acquisitions. He also spent two years managing REM Technologies, also a subsidiary of Itochu Corporation, that manufactured high-speed electric motors and power electronics. Mr. Finch received a BSc and Masters in Aeronautical Engineering from Massachusetts Institute of Technology and an MBA in 1991 from Harvard Graduate School of Business Administration. Mr. Finch has no beneficial ownership of common stock.

Item 6. Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

3.1	Certificate of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

          (b)          Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: August 14, 2001	POWER EFFICIENCY CORPORATION (Registrant) By:s/Stephen L. Shulman
Stephen L. Shulman President and Chief Executive Officer

Date: August 14, 2001	By:s/Arthur N. Smith
Arthur N. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Certificate of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.