Form 10QSB
period 2001-09-30
POWER EFFICIENCY CORP
filed 2001-11-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No    X

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30, 2001 was 6,522,120.

Transitional Small Business Disclosure Format (check one):   Yes             No     X

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Power Efficiency Corporation
Condensed Balance Sheets
September 30, 2001 and December 31, 2000

	(Unaudited)
	September 30, 2001	December 31, 2000
Assets

Current Assets
Cash and Equivalents	$14,549	$8,492
Accounts Receivable - Trade Net of Reserve of $5,000	240,551	114,166
Inventory	551,111	526,454
Prepaid Expenses	16,893	443
Total Current Assets	823,104	649,555

PROPERTY AND EQUIPMENT - Net	159,590	132,315

OTHER ASSETS
Deposits	15,500	6,000
Patent Application Costs - Net	12,872	17,089
Deferred Financing Costs	38,427	51,936
Goodwill - Net	529,450	558,154
Customer Contracts and Literature	165,118	197,426
Website and Customer List - Net	84,636	119,260
Total Other Assets	846,003	949,865

Total Assets	$1,828,697	$1,731,735

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Line of Credit Agreement	$385,387	$277,887
Accounts Payable and Accrued Expenses	418,492	485,695
Accrued Salaries and Payroll Taxes	51,263	51,611
Stockholder Loan Payable	--	100,000
Total Current Liabilities	855,142	915,193

Long Term Liabilities
Stockholder Note Payable (Subordinated)	350,000	--
Total Liabilities	1,205,142	915,193

Stockholders' Equity
Preferred Stock, .001 par value, 1,000,000 shares authorized, none outstanding
Common Stock, .001 par value, 9,000,000 authorized, 6,522,120 and 6,043,370 issued and outstanding in 2001 and 2000, respectively	6,522	6,043
Additional Paid-in Capital	3,482,340	2,743,175
Accumulated Deficit	(2,865,307)	(1,932,676)
Total Stockholders' Equity	623,555	816,542

Total Liabilities and Stockholders' Equity	$1,828,697	$1,731,735

See Notes to Condensed Financial Statements

Power Efficiency Corporation
Condensed Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

REVENUES	$309,122	$40,284	$676,580	$41,066

COSTS AND EXPENSES:
Cost of Sales	174,925	21,493	377,137	21,493
Research and Development	83,520	75,164	212,294	75,664
Selling, General, Administrative and Manufacturing	382,836	96,651	876,969	139,012
Depreciation and Amortization	44,626	27,826	137,111	40,994
Total Costs and Expenses	685,907	221,134	1,603,511	277,163

LOSS BEFORE PROVISION FOR INCOME TAXES	(376,785)	(180,850)	(926,931)	(236,097)

PROVISION FOR INCOME TAXES	5,700	200	5,700	200

NET LOSS	$(382,485)	$(181,050)	$(932,631)	$(236,297)

LOSS PER COMMON SHARE	$(0.06)	$(0.04)	$(0.14)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,522,000	4,634,000	6,470,000	4,467,000

See Notes to Condensed Financial Statements

Power Efficiency Corporation
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2001		Nine Months Ended September 30, 2000

Cash Flow from Operating Activities
Net Loss		$(932,631)		$(236,297)

Adjustments to reconcile Net Cash:
Depreciation and Amortization	137,111		40,994
Accounts Receivable - Trade	(126,385)		(9,407)
Inventory - Raw Materials/Finished Goods	(24,658)		(17,132)
Prepaid Expenses	(16,450)		(443)
Accounts Payable and Accrued Expenses	(67,550)		(123,394)
Total Adjustments		(97,932)		(109,382)
Net Cash Used in Operations		(1,030,563)		(345,679)

Cash Flow From Investing Activities
Equipment Purchases	(51,025)
Prepaid Investment Expenses	(15,000)
Deposit	(9,500)		(2,000)
Net Cash Used in Investing Activities		(75,525)		(2,000)

Cash Flow From Financing Activities
Note Payable Stockholder	(100,000)		--
Proceeds from issuance of Equity Securities	754,645		350,152
Notes Payable Bank	107,500		15,682
Note Payable Stockholder - Long Term	350,000		--
Net Cash Provided by Financing Activities		1,112,145		365,834

Net Increase in Cash		$6,057		$18,155

Summary:
Cash Balance At End Of Period		$14,549		$17,805
Cash Balance At Beginning Of Period		8,492		(350)
Net Increase In Cash		$6,057		$18,155

See Notes to Condensed Financial Statements

POWER EFFICIENCY CORPORATION NOTES
TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures required to be presented in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto for the year ended December 31, 2000 contained in Power Efficiency Corporation's (the "Company") Form 10-SB Registration Statement, as amended from time to time, as filed with the Securities and Exchange Commission. The September 30, 2001 balance sheet was derived from unaudited financial statements, and does not include all disclosures required by generally accepted accounting principles.

2.	INTERIM PERIODS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	GOING CONCERN

The accompanying condensed interim financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management also plans to raise additional capital through equity issuances or other types of financing.

4.	PER SHARE DATA

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the period.

5.	LINE OF CREDIT AGREEMENT

On October 31, 2001 the Company renegotiated its line of credit agreement with the bank to extend the expiration date of its line of up to $750,000 to January 31, 2002. All inventory, accounts receivable, equipment and instruments collateralize the line of credit agreement. The bank has a general lien on all corporate assets.

6.	STOCKHOLDER LOAN

On May 24, 2001, the Company received a $300,000 loan from a stockholder. On August 30, 2001 and September 12, 2001, the Company received additional loans of $25,000 each from the same stockholder. These loans are due on June 1, 2003 and are subordinated to Bank One.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion is designed to provide a review of the financial condition and results of operations of Power Efficiency Corporation (the "Company"). This discussion should be read in conjunction with the financial statements and related notes.

Forward-Looking Statements

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

Risk Factors include, but are not limited to, demand for products and services; the degree of competition by competitors; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior; the ability to raise capital and maintain financing sources; development of the Company's products; and changes in the national economy. In addition, recent events relating to the terrorist attacks of September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for the Company's services and products. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Revenues: Revenues for the three months ended September 30, 2001 were $309,122 compared to $40,284 for the prior year comparable quarter, an increase of $268,838. Revenues for the nine months ended September 30, 2001 were $676,580 compared to $41,066 for the nine months ended September 30, 2000, an increase of $635,514. The increase in revenues was principally attributable to the completion of performance testing by certain customers and the conversion of the test units into purchases.

Cost of Revenues: Cost of revenues for the three months ended September 30, 2001 was $174,925, or 56.6% of revenues. Cost of revenues for the nine months ended September 30, 2001 was $377,137, or 55.7% of revenues.

Research and Development: Research and development expenses were $83,520, or 27% of revenues, for the three months ended September 30, 2001, as compared to $75,164, or 186.6% of revenues, for the three months ended September 30, 2000. Research and development expenses were $212,294, or 31.4% of revenues, as compared to $75,664, or 184.3% of revenues, for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase is due in part to additional research and development activity after the acquisition of Performance Control, L.L.C.

Selling, General, Administrative and Manufacturing: Selling, general, administrative and manufacturing expenses increased to $382,836, or 123.9% of revenues, for the three months ended September 30, 2001, from $96,651, or 240% of revenues, for the three months ended September 30, 2000, and increased to $876,969, or 129.6% of revenues, for the nine months ended September 30, 2001 from $139,012, or 338.5% of revenues, for the nine months ended September 30, 2000. The increase in expenses was primarily due to increases in sales, marketing and administrative personnel from two to ten. Additional travel due to new customers in the Asia-Pacific region and substantial professional services fees incurred in connection with the filing of the Form 10-SB/A contributed to the increase.

The Company incurred a net loss of $382,485 during the three months ended September 30, 2001, compared to a net loss of $181,050 during the three months ended September 30, 2000. The Company incurred a net loss of $932,631 during the nine months ended September 30, 2001, compared to a net loss of $236,297 during the nine months ended September 30, 2000.

Financial Condition, Liquidity, and Capital Resources

Since inception, the Company has financed its operations primarily through the sale of equity securities and using bank borrowings. As of September 30, 2001, the Company has received a total of approximately $2,250,000 from public and private offerings of its equity securities and received approximately $385,387 under a bank line of credit. As of September 30, 2001, the Company had cash and cash equivalents of $14,549.

Cash used in operating activities for the nine months ended September 30, 2001, was $1,030,563. Cash used in operating activities for the nine months ended September 30, 2000 was $345,679. In addition, the Company borrowed $350,000 from a stockholder. Cash used in operating activities for the nine months ended September 30, 2001 reflected a net loss of $932,631. For the nine months ended September 30, 2000, cash used in operating activities reflected a net loss of $236,297.

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

Management believes that its existing cash and cash equivalents are insufficient to meet the Company's anticipated cash needs for the next 6 months. Since capital resources are insufficient to satisfy the Company's liquidity requirements, management intends to seek to sell additional equity securities or debt securities or obtain debt financing. The Company has not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to management.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          The Company is involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts. The Company has accrued approximately $21,300 through September 30, 2001 related to these claims. In the opinion of management, after consultation with legal counsel, the outcome of such matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 5. Other Information

          On July 1, 2001, the Company executed a three-year lease for office space in New Hyde Park, New York. The annual payments under this lease are approximately $61,000. The space is used by the Company to service the New York metropolitan area, which contains the largest concentration of elevators in the United States.

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

Date: November 14, 2001	POWER EFFICIENCY CORPORATION (Registrant) By:s/Stephen L. Shulman
Stephen L. Shulman President and Chief Executive Officer

Date: November 14, 2001	By:s/Arthur N. Smith
Arthur N. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Certificate of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.