Form 10KSB
period 2000-12-31
POWER EFFICIENCY CORP
filed 2002-03-20
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to _____________________

Commission File Number: 000-31805

Power Efficiency Corporation
(Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

4220 Varsity Drive, Suite E Ann Arbor, Michigan (Address of Principal Executive Offices)	48108 (Zip Code)

(734) 975-9111
(Issuer's Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ____     No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  (  )

The issuer's revenues for the year ended December 31, 2000, were $179,524.

As of February 8, 2002, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $10,015,844. This amount is based on the average of the bid and asked price of $4.00 per share for the registrant's stock as of such date.

As of February 8, 2002, the issuer had outstanding 6,523,120 shares of common stock.

Transitional Small Business Disclosure Format (check one) :   Yes _____    No             X

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), including, but not limited to, statements relating to the Registrant's business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Registrant's management, and estimates and projections about the Registrant's industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "forecasts," "is likely," "predicts," "projects," "judgment," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. The PSLRA does not apply to initial public offerings.

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Registrant's line of Power Commander® products; the Registrant's ability to expand and/or modify its line of Power Commander® products on an ongoing basis; general demand for the Registrant's products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Registrant's negative net tangible book value; delays or errors in the Registrant's ability to meet customer demand and deliver Power Commander® products on a timely basis; the Registrant's lack of working capital; the Registrant's need to relocate and/or upgrade its facilities; changes in laws and regulations affecting the Registrant and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. See "Management's Discussion and Analysis or Plan of Operation." Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

Unless required by law, the Registrant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that the Registrant files from time to time with the Securities and Exchange Commission (the "SEC"), particularly Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

PERIODS COVERED BY REPORT

This report includes the balance sheet of the Registrant as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 2000 and 1999. The text of this report, however, discusses events that occurred subsequent to the date of the financial statements.

GLOSSARY OF TERMS

Set forth below are technical terms used in the discussion in this document and explanations of the meanings of those terms.

Alternating Current (AC)	A type of electrical current, the direction of which is reversed at regular intervals or cycles; in the U.S. the standard is 120 reversals or 60 cycles per second; typically abbreviated as AC.

Ampere (amp)	A unit of measure for an electrical current; the amount of current that flows in a circuit; abbreviated as amp.

Apparent Power (KVA)	The product of volts times amperes in an electric current.

Audit (Energy)	The process of determining energy consumption, by various techniques, of a building or facility.

Current (Electrical)	The flow of electrical energy (electricity) in a conductor, measured in amperes.

Cycle

In an alternating current, the current goes from zero potential (or voltage) to a maximum in one direction, back to zero, and then to a maximum potential (or voltage) in the other direction. The number of complete cycles per second determines the current frequency; in the U.S. the standard for alternating current is 60 cycles.

Efficiency	Efficiency is the ratio of work (or energy) output to work (or energy) input, and cannot exceed 100 percent.

Energy	The capability of doing work.

Hertz	A measure of the number of cycles or wavelengths of electrical energy per second; U.S. electricity supply has a standard frequency of 60 hertz.

Horsepower (HP)	A unit for measuring the power of motors or the rate of doing work. One horsepower equals 33,000 foot-pounds of work per minute or 746 watts.

Induction	The production of an electric current in a conductor by the variation of a magnetic field in its vicinity.

Induction Motor

The simplest and most rugged electric motor, it consists of a wound starter and a rotor assembly. The AC induction motor is so named because the electric current flowing in its secondary member (the rotor) is induced by the alternating current flowing in its primary member (starter). The power supply is connected only to the starter. The combined electromagnetic efforts of the two currents produce the force to create rotation.

Inrush Current	The current that flows at the instant of connection of a motor to the power source. Usually expressed as a multiple of motor full-load current.

Kilowatt (kW)	A standard unit of electrical power equal to one thousand watts.

Load	The demand on an energy producing system. The energy consumption or requirement of a piece or group of equipment.

Losses (Energy)	A general term applied to the energy that is converted to a form that cannot be effectively used (lost) during the operation of an energy producing, conducting, or consuming system.

Motor	A machine supplied with external energy that is converted into force and/or motion.

Motor Speed	The number of revolutions that the motor turns in a given time period (i.e. revolutions per minute, or rpm).

Power	The rate at which work is done, typically measured in Watts or horsepower.

Power Factor	The ratio of watts to volt-amperes of an AC electric circuit.

Soft-start	Soft-start is the regulation of the supply voltage from an initial low value to full voltage during the starting process.

Staring Torque	The torque produced by a motor at rest when power is applied. For an AC machine, this is the locked-rotor torque.

Three-phase Current	Alternating current in which three separate pulses are present, identical in frequency and voltage, but separated 120 degrees in phase.

Torque (Motor)	The rotating force provided by a motor. The units of torque may be expressed as pound-foot, pound-inch (English system), or newton-meter (metric system).

Torque (Starting)	This torque is what is available to initially get the load moving and begin its acceleration.

Total Harmonic Distortion	The measure of closeness in shape between a waveform and its fundamental component.

Transformer	An electromagnetic device that changes the voltage of alternating current electricity; it consists of an induction coil having a primary and secondary winding and a closed iron core.

Voltage	The amount of electromotive force, measured in volts, that exists between two points.

Watt	The amount of power required to maintain a current of one ampere at a pressure of one volt when the two are in phase with each other. One horsepower is equal to 746 watts.

Wattmeter	A device for measuring power consumption.

PART I

Item 1.  Description of Business

          (a)  Business Development

          Formation. Power Efficiency Corporation (the "Registrant") was incorporated in Delaware on October 19, 1994. From inception through 1997, the Registrant was a development stage entity that sought to become engaged in the design, development, marketing and sale of proprietary solid state electrical components designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world.

          Recent Acquisition/Private Placement. On August 7, 2000, the Registrant executed an Asset Purchase Agreement (the "Asset Agreement") with Performance Control, L.L.C., a Michigan limited liability company and formerly the largest distributor of the Registrant's products ("Percon"). Percon was formed on February 15, 1996. Pursuant to the terms and conditions of the Asset Agreement, the Registrant acquired Percon's (i) contracts; (ii) inventory; (iii) state and municipal permits, certificates, registrations, licenses and authorizations; (iv) intellectual property, including the name "Performance Control"; (v) goodwill; (vi) accounts receivable; (vii) prepaid expenses; (viii) furniture, fixtures and equipment; (ix) customer lists; and (x) Internet web site located at www.performancecontrol.com (collectively the "Assets") in consideration for an aggregate of 1,112,245 newly issued shares of the Registrant's common stock, $.001 par value per share. The Registrant also assumed $438,888 of Percon's liabilities. After the purchase was completed, Percon amended its Articles of Organization and changed its name to Percon, LLC. As of the date of this filing, Percon had no operations and its sole asset was the Registrant's stock received pursuant to the Asset Agreement.

          The closing of the Registrant's purchase of the Assets was conditioned upon the sale of a minimum of 12 units in the Registrant's May 16, 2000 private offering of a minimum of 12 ($300,000) units and a maximum of 40 ($1,000,000) units pursuant to the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of 25,000 shares of the Registrant's common stock, $.001 par value per share, offered at $1.00 per share; and a five year warrant to purchase 25,000 additional shares of the Registrant's common stock at an exercise price of $3.00 per share during the first year, $4.00 per share during the second year and $5.00 per share during the third year. For additional information regarding the Registrant's May 16, 2000 private offering, see Part II, Item 5, "Recent Sales of Unregistered Securities."

          Stockholders' Agreement. As part of the transaction with Percon, the Registrant, Nicholas Anderson and Anthony Caputo, the Registrant's two principal stockholders, and Percon, Philip Elkus and Stephen L. Shulman, Percon's two principal members, entered into a Stockholders' Agreement dated August 7, 2000 (the "Stockholders' Agreement"). The Stockholders' Agreement establishes two groups of stockholders: Messrs. Anderson and Caputo, on the one hand (the "Founders"), and Percon and Messrs. Elkus and Shulman, on the other hand (the "Percon Group").

          The Stockholders' Agreement establishes two directors nominated by the Founders (the "Founders Directors") and one director nominated by the Percon Group (the "Percon Director"). The Stockholders' Agreement requires each stockholder group to elect the director nominee(s) of the other stockholder group and also provides certain rights of first refusal for one stockholder group to purchase the shares held by the other stockholder group before such shares may be sold to third parties.

          There are certain actions of the Registrant that, under the Stockholders' Agreement, require supermajority approval. These actions include:

•	The purchase of any business or assets other than in the ordinary course of the Registrant's business;

•	Any sale, lease, assignment, transfer or disposition of all or substantially all of the Registrant's assets;

•	Any modification of the Certificate of Incorporation or By-laws; and

•	An initial public offering of the securities of the Registrant.

The Stockholders' Agreement terminates on the date of the first to occur of the following events: (i) the closing of the sale by one or more of the stockholders pursuant to one or more offerings registered under the Securities Act to any person or group of persons who are not, and who do not become, at the time of sale, parties to the Stockholders' Agreement of a number of shares equal to at least 50% of the maximum total number of shares beneficially owned by all of the stockholders at any time; (ii) bankruptcy, receivership, or dissolution of the Registrant; (iii) the voluntary agreement of all the parties who are then bound by the terms of the Stockholders' Agreement; (iv) the acquisition of all the shares by one of the stockholders; or (v) five years from the date of the Stockholders' Agreement.

          (b)  Business of the Registrant

The Registrant's Principal Products

          Commencing in 1995, the Registrant commenced the sale of the Power Commander®, its principal and proprietary product that reduces energy consumption in alternating current induction motors in industrial applications. In addition, the Power Commander® extends motor life, minimizes maintenance, results in cooler running, reduces stress and strain on the motor, and reduces stress and strain on accompanying electrical and mechanical systems. Technology and circuitry included in the Registrant's Power Commander® is the subject of a United States Patent granted in 1998. The Registrant offers the Power Commander® in two versions, each of which is a distinctly different product, marketed and sold to different audiences and having different applications. These two products are:

•	the Three-Phase Power Commander® used in industrial and commercial applications; and

•	the Single-Phase Power Commander® used in consumer applications such as home appliances and the like.

          The Registrant's motor starter product is designed to soft start a motor, save energy, and protect and conserve the motor. It also has the capacity to act as a remote-switching device.

          The Registrant offers the Power Commander® in a Three-Phase version and a Single-Phase version. The Registrant's marketing efforts have been initially focused on the Three-Phase Power Commander®. Both versions of the Power Commander® reduce energy consumption on electrical equipment by electronically sensing and controlling the amount of energy the motor consumes. The motor with a Power Commander® installed only uses the energy it needs to perform its work task, thereby increasing its efficiency. The end result is a reduction of energy consumption of up to 15% to 35% in those applications which do not always run at peak load levels.

          The Registrant's management believes that the Power Commander® line offers certain advantages over competing products for the following reasons:

•	The Power Commander® is the result of field and laboratory engineering refinements undertaken since 1994. These refinements enable the Power Commander® to offer a control system which measures and monitors key motor operating conditions and adapts motor operating parameters during rapid changes in motor load, all without excessive vibration, synchronization problems or other material adverse effects to the motor or surrounding electrical and mechanical systems.

•

Energy savings and motor efficiencies were verified through tests of the Power Commander® performed by three independent laboratories. Oak Ridge National Laboratory tested the Power Commander® and concluded that "significant energy savings due to lower electrical power demand can clearly be obtained in medium-sized and especially large-sized motor applications where the motor is frequently operating with no load." Oak Ridge's conclusions were based on tests that examined energy savings, motor temperature, and soft start impact.

•

Another independent laboratory at Oregon State University determined that the Power Commander® converted electrical energy into mechanical energy at a more efficient rate than a motor without the unit. The test compared energy consumption and torque on a 15HP motor with and without the unit installed.

•

Finally, Medsker Electric, Inc., an independent electric motor repair and test laboratory, performed a series of inrush current and energy savings tests on the Power Commander®. The tests compared the Registrant's product to the products of three competitors. In its conclusions, Medsker stated that the Registrant's Power Commander® "exhibited twice the energy savings of the next nearest competitor." In addition, Medsker concluded that the Power Commander® "exhibited the best soft-start performance, reducing the motor inrush current by 71%." Finally, Medsker concluded that the Power Commander® "was the simplest to install and test, and was the best performer in terms of energy savings and inrush current reduction."

•

In addition to the tests performed by independent laboratories, the Power Commander® was subjected to a performance case study by one of the Registrant's customers, Otis Elevator Company. In the Otis Elevator case study, the Power Commander® resulted in reduced energy consumption and lower operating temperatures. The case study examined the effects and energy savings obtained with a Power Commander® installed on a 10 horsepower AC induction motor operating a single width, single level escalator.

          Three-Phase Power Commander®. The initial market for the Three-Phase Power Commander® is the elevator and escalator industry, although the Registrant is marketing this product to other industries such as the plastics manufacturing, petroleum and automotive industries. Domestic sales in the elevator and escalator market were $6.3 billion in 1999. Based upon trade journals (e.g. Elevator World Source Book 1999-2000), there are approximately 672,000 elevators and 31,000 escalators currently in operation in North America alone. Additionally, approximately 21,684 new elevators and 1,281 new escalators, respectively, are installed annually in the domestic market. Each existing installation is a potential candidate for the retrofit of the Three-Phase Power Commander® and each new installation is a potential candidate for initial installation.

          Various other markets such as conveyor systems, machine tools, mining equipment, crude oil pumps, weaving machines, etc., are believed to be viable target markets for the Three-Phase Power Commander® and the Registrant is seeking to build an Original Equipment Manufacturer ("OEM") and distributor base to address these markets.

          Single-Phase Power Commander®. Like the Registrant's Three-Phase Power Commander® described above, the Registrant's Single-Phase Power Commander® reduces energy consumption in electrical equipment by sensing and controlling the amount of energy the motor consumes. Most motors commonly used in home appliances and other consumer goods are Single-Phase motors.

          Since the Single-Phase Power Commander® is usable in a broad variety of contexts and can be installed when the motor is assembled with little effort or expense, it is a product suitable for installation at the OEM level or large volume sales and installation. Consequently, the Registrant's marketing plan for the Single-Phase Power Commander® is to identify the major OEMs that can best utilize the Single-Phase Power Commander®.

          Registrant's Motor Starter Product. The Registrant's motor starter product is designed to soft start a motor, which saves energy and protects the motor, and has the capacity to act as a remote-switching device. The motor starter product is still under development and management expects to complete the development and release of this product in fiscal 2002.

Research and Development

          The Registrant intends to continue its research and development effort to introduce new products based on the Power Commander® solid-state technology. Towards this end, the Registrant spent $120,429 in fiscal 2000 and $23,232 in fiscal 1999 on research and development activities, virtually none of which was borne by customers. In addition, and for the foreseeable future, the Registrant intends to limit its research and development activities to secondary products for Three-Phase industrial and commercial AC induction motors. Two of these products are (i) a soft starting motor starter (without energy saving features) to compete with existing transformer and other electro-mechanical type motor starters; and (ii) a high voltage energy saving motor controller for motors ranging in sizes from 2000 to 6000 volts.

Marketing and Sales

          The Registrant's marketing efforts for the Power Commander® have been concentrated in several industries in which the Registrant's principal stockholders have significant experience. These areas include the elevator and escalator industry; national electrical supply houses; large real estate property management companies; the oilfield supply industry; and to a lesser extent, public transportation systems. From inception through December 31, 2000, a total of 3,343 of the Registrant's motor controllers were sold to more than 120 of the OEM's customers located throughout the United States and Asia under the following brands: Performance Controller™, Power Commander®, Energy Master, Current Control, and Ecostart. Customer industry profiles include retail outlets, public transportation, hotels, manufacturers and federal government facilities. This unit total includes sales made by Percon's OEM's and distributors prior to selling its assets to the Registrant.

          As the Registrant's operations are scaled up and revenues from the sale of the Power Commander® grow, the Registrant intends to simultaneously (i) market the Power Commander® through OEMs to other compatible industries such as conveyor and line production systems, machine tools and other industrial applications, and (ii) develop and market its motor starter product line.

          The Registrant is a party to four material contracts for the sale of Power Commander® products. The first contract is an annual contract with Montgomery KONE, Inc., the world leader in escalator sales. The contract was executed on December 1, 1998, and was renewed on August 21, 2001, extending the contract until December 1, 2002. It is a requirements contract and covers the sale of motor controllers manufactured under the brand name Ecostart. The Ecostart brand name is exclusive to KONE and also contains a safety circuit designed specially for KONE.

          The second contract is a contract for the sale of Performance Controller™ brand products to the Defense Logistics Agency of the federal government of the United States of America. The original contract was executed on January 12, 2000, and expired on January 11, 2002. An extension of the contract has been negotiated and the Registrant is awaiting final confirmation of the terms. It is a requirements contract that enables the Defense Logistics Agency to purchase up to $398,000 worth of products annually without having to utilize the government bidding procedures.

          The third contract is an open purchase order from Otis Elevator Company for the sale of Performance Controller™ brand devices developed for elevators. The purchase order was executed on August 8, 2000, and expires on October 31, 2002. The open purchase order is for purchases up to $100,000, and is expected to be renegotiated upon reaching the purchase limit.

          The fourth contract is with Millar Elevator Corporation, the service arm of Schindler Elevator Corporation. The contract was executed on August 17, 2000, whereby Millar agreed to purchase Power Commander® motor controllers under the brand name "Current Control." The contract was renewed on October 5, 2001, extending the contract until September 1, 2002.

Manufacturing

          The Registrant has an arrangement with a leading manufacturer in the electronics industry, Q.C. Corporation d/b/a System Controls. System Controls manufactures units for the Registrant on an as-needed basis. Under the arrangement, the Registrant issues a purchase order to System Controls that outlines, among other things, the number of units to be manufactured and the price per unit. System Controls is under no obligation to accept the order and the Registrant is under no obligation to use System Controls for its manufacturing needs.

          The Registrant leases space in Ann Arbor, Michigan, where it performs activities such as component assembly, quality assurance, quality control and packaging. Management believes the arrangement between the Registrant and System Controls has been mutually beneficial to both and expects that the relationship will continue. System Controls' production capacity is approximately 1,000 units per month. The Registrant believes, however, that leasing new or additional space to increase the manufacturing capacity in the Detroit area can be done cost-effectively, as production of the Registrant's product does not require expensive, capital-intensive equipment.

          The Registrant is in the final pre-production testing of electronic modules incorporating the latest gating switches. Switching to these modules would replace other more costly components used in the manufacture of the Power Commander® and would also eliminate several labor intensive assembly steps. Total per unit cost savings (component cost savings and labor cost savings) are estimated to be approximately 30% compared to current production methods.

          Product cost-reduction efforts are, and will remain, a focal point of the Registrant. One key element of the program includes an aggressive manufacturing and engineering effort to reduce production cycle times as well as material and processing costs. A second element of the program is to out-source production operations. Management believes the assembly of printed circuit boards by outside suppliers, with automated assembly and test equipment, should reduce costs and ensure quality. As the product volumes increase, the Registrant expects to recognize favorable purchasing economies, increased labor efficiencies and improved overhead absorption. Also, the Registrant is evaluating offshore manufacturing in order to help reduce production costs.

Source of Supply and Availability of Raw Materials

          The Power Commander® motor controller and the Registrant's motor starter product have both been designed to use standard, off-the-shelf, easily acquired components. Such components are basic items that are readily available worldwide at competitive prices. They come in standard and miniature versions and offer the Registrant large latitude in product design. Both the Power Commander® motor controller and the motor starter use a combination of components. Although the Registrant believes that most of the key components required for the production of its products are currently available in sufficient production quantities from multiple sources, there can be no assurance that they will remain so readily available.

Competition

          The principal competitive factors in the Registrant's markets include innovative product design, product quality, product performance, utility rebate acceptance, established customer relationships, name recognition, distribution and price.

          The Registrant competes against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Registrant currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Registrant to commence and expand its operations or operate in a profitable manner.

          Motor Starter Competition. The Registrant believes that expected competition in the motor starter market will be more intense than that for the Power Commander® because:

•	The potential market for the Registrant's motor starter product is much larger than that for motor controllers in general and the Power Commander® in particular;

•	Competitors in the motor starter field are more numerous and generally much larger compared to competitors in the motor controller field; and

•	The motor starter is a staple product type and is currently being sold by nearly all companies in the electrical component business.

          Three-Phase Competition. Although the Registrant has not conducted any formal market study, the Registrant believes its Three-Phase Power Commander® has the following competitive advantages:

•

The Power Commander® is the only device management is aware of that combines soft start features with energy savings features in a single integrated unit that achieves energy savings levels of up to 15% to 35%;

•	The Power Commander® analog circuitry is proprietary and protected by a patent; and

•	Energy saving motor controllers claimed to be competitive with the Power Commander® (i.e., Fairford, Power Boss and Power Planner) utilize technologies inferior to the Registrant's technology because:

•

Their products achieve lower levels of energy savings in comparable applications compared to the Power Commander® (see Part I, Item 1 "Description of Business," pages 6-7 for a description of the independent tests performed on the Registrant's products); and

•	Their digital design produces extensive harmonic distortion.

          Insofar as high efficiency motor replacement is concerned, management believes that the energy savings gain attributable to high efficiency motors is materially lower than that of the Power Commander®. In addition, the in-rush amperage needed to start an energy efficient motor is many times higher than that needed to start a conventional motor. This factor is made worse because the purchase of a new motor does not provide a soft starting capability without the purchase of a separate soft start device.

          Single-Phase Competition. Because of the enormous opportunity in single-phase motor applications, there have been several companies that have, with different technologies, tried to exploit this market. The "Green Plug" (voltage clamping), "Power Planner" (digital microchip) and "Econelectric"

(power factor control) are products that have created industry awareness. To the best of Registrant's belief, however, none of these products have remained on the market.

Patents and Proprietary Rights

          The Registrant currently relies on a combination of trade secrets, patents and non-disclosure agreements to establish and protect its proprietary rights in its products. There can be no assurance that these mechanisms will provide the Registrant with any competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar technologies, or duplicate or "reverse engineer" the proprietary aspects of the Registrant's technology.

          Apart from its rights under the NASA License Agreement, which is described below, the Registrant has one U.S. patent issued with respect to its products. The "Balanced and Synchronized Phase Detector for an AC Induction Motor Controller," No. 5,821,726, was issued on October 13, 1998 and expires in 2017. This patent covers improvements to the technology under the NASA License Agreement, which were developed by the Registrant. Management believes this patent protects the Registrant's intellectual property position beyond the expiration of the NASA License Agreement because:

•	the circuitry covered by the Registrant's patent more effectively reduces the motor vibration; and

•

the circuitry eliminates most of the balance and synchronization problems that are created by other energy saving motor controllers, including those that would eventually use the licensed NASA technology upon the expiration of the underlying NASA patents.

          The Registrant has additional proprietary technology being assessed for patent filing.

          NASA License Agreement. The Registrant is the exclusive United States licensee of certain Power Factor Controller Technology owned by the United States of America, as represented by NASA. This license agreement covers the USA and its territories and possessions and does not require the Registrant to pay royalties to NASA in connection with the Registrant's sale of products employing technology utilizing the licensed patents. The Registrant's rights under the license agreement are non-transferable and may not be sublicensed without NASA's consent. The license agreement terminates upon the expiration of all of the licensed patents, currently December 16, 2002. The Registrant is only aware of one additional non-USA based non-exclusive licensee in Japan. This licensee has limited its product development to large motors that range in size from 100 HP and up and also has focused its sales effort solely within the Japanese market.

          The Registrant believes that its products and other proprietary rights do not infringe any proprietary rights known to be possessed by third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future, the defense costs of which could be extensive.

          The Registrant has obtained U.S. Trademark registration of the Power Commander® mark.

Employees

          At the date of this document, the Registrant employs 11 persons on a full time basis. Of this number, one person is engaged in administration/international sales, one in operations management, two in sales and marketing, one in engineering/administration, three in engineering/production, one in accounting and finance, one in technical support and one in clerical, stenographic and reception. At such time as business conditions dictate, the Registrant expects to hire additional personnel for, among other things, increased production, marketing and sales. The Registrant has no collective bargaining agreements and considers its relationship with its employees to be good. The Registrant utilizes consultants in the areas of electrical and mechanical engineering, manufacturing engineering, and financing and strategy on an ongoing basis.

Customers

          The Registrant currently does business with approximately 25 customers. Of this number, four, including Otis Elevator Company (Division of United Technologies), KONE, Inc., Millar Elevator Service Co. (the service arm of Schindler Elevator), and the Defense Logistics Agency of the federal government of the United States of America, presently account for approximately 75% of the Registrant's gross revenues. In light of the Registrant's intentions to focus its business on OEMs in the elevator, oil field pump and manufacturing industries, the Registrant may be deemed to be and continue to be dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect upon the Registrant's business.

Government Regulation

          The Registrant is not required to be certified by any government agencies. However, the Registrant's products are manufactured to comply with specific Underwriters' Laboratory codes that meet national safety standards. Presently, the Registrant's products comply with UL 508 standards and the Registrant has also begun the certification to meet CSA (Canadian electrical standards). The Department of Commerce does not require the Registrant's technology to be certified for export. The Registrant's industrial code is 421610 and the SIC code is 5063.

Deregulation of Electrical Energy

          Deregulation of the electrical energy markets is widely expected to create increased competition and increased demand for all products that reduce energy consumption.

Effect of Environmental Regulations

          The Registrant is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Registrant has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Registrant.

Risk Factors

          Limited Capitalization. As of the date of this document, the Registrant continues to have limited working capital and will be dependent upon additional financing to meet its capital needs. There can be no assurance that any additional financing will be available on acceptable terms, if at all. The Registrant needs additional capital to expand its operations and fully implement its business plan.

          Limited Operating History, Manufacturing and Distribution Arrangements. To date, and principally attributable to a lack of working capital, the Registrant's operations have been limited in scale. Although the Registrant has an arrangement with an automated production facility, has established relationships with suppliers, and received contracts for its products, the Registrant may experience difficulties in production scale-up, inventory management, product distribution and obtaining and maintaining working capital until such time as the Registrant's operations have been scaled-up to normal commercial levels. There can be no assurance that the Registrant will operate profitably.

          Registrant's License From NASA About to Expire. The basic technology upon which the Registrant's products are based is derived from a patent license agreement by and between the Registrant and NASA, which expires March 14, 2003. The Registrant's license from NASA is exclusive for the USA and non-exclusive worldwide, although the Registrant is one of only two licensees of NASA's Power Factor Controller Technology worldwide. NASA has waived any and all future payments by the Registrant for use of the NASA patents. The license expires upon expiration of NASA's underlying patents, at which time anyone, including the Registrant, will be free to use the underlying NASA technology. The Registrant has also made certain improvements to the basic technology covered by the NASA license, which may place the Registrant in a competitively superior position to the other licensee. No assurance can be given, however, that the other licensee (a Japan based company) will not seek to improve the basic technology in a manner similar to that of the Registrant.

          Supplier Dependence. Although the Registrant believes that most of the key components required for the production of its products are currently available in sufficient production quantities from multiple sources, there can be no assurance that they will remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Registrant. Also, in the event that the Registrant, or its contract manufacturer, as applicable, is unable to develop or acquire components in a timely fashion, the Registrant's ability to achieve production yields, revenues and net income would be adversely affected.

          Sales and Marketing Risks. The Registrant's products are currently distributed through OEMs. The Registrant's future growth and profitability will depend upon the successful development of business relationships with additional OEMs and upon their ability to penetrate the market with the Registrant's products.

          Competition; Rapid Technological Change. The Registrant competes against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Registrant currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Registrant to expand its operations or operate profitability. The motor control industry is highly competitive and characterized by rapid technological change. The Registrant's future performance will depend in large part upon its ability to become and remain competitive and to develop, manufacture and market acceptable products in these markets. Competitive pressures may necessitate price reductions, which can adversely affect revenues and profits. If the Registrant is not competitive in its ongoing research and development efforts, its products may become obsolete, or be priced above competitive levels. Although management believes that, based upon their performance and price, the Registrant's products are attractive to customers, there can be no assurance that competitors will not introduce comparable or technologically superior products, which are priced more favorably than the Registrant's products.

          Retail Price of Electrical Energy. A customer's decision to purchase the Power Commander® is partly driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for the Registrant's products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

          No Cash Dividends on Common Stock. The Registrant has not paid or declared any dividends on its common stock and does not anticipate paying or declaring any cash dividends on its common stock in the foreseeable future.

          Possible Resales Under Rule 144.

          Of the approximately 6,523,120 shares of the Registrants common stock outstanding on February 8, 2002, 1,928,100 shares are freely trading in the market place (the "Free Trading Shares"). The Free Trading Shares are comprised mostly of shares that were originally issued to officers, directors and 10%

shareholders (the "Affiliates") of the Registrant, which shares were, over time, resold pursuant to Rule 144, as set forth below.

          The remaining 4,595,020 shares of the Registrant's common stock outstanding are restricted securities as defined in Rule 144 under the Securities and under certain circumstances may be resold without registration pursuant to Rule 144. Approximately 950,424 shares of the restricted securities are held by non-Affiliates.

          In addition, the Registrant has issued approximately 811,720 common stock purchase warrants and has granted approximately 1,996,820 stock options. Neither the granting of options nor the issuance of warrants have been registered under the Securities Act, but may, under certain circumstances, be available for public sale in the open market pursuant to Rule 144, subject to certain limitations.

          In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Registrant and who has satisfied a two-year holding period. Any substantial sale of the Registrant's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Registrant's shares.

          Potential Effect of Penny Stock Rules on Liquidity of Shares. If the Registrant's securities are not listed on The Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

          Limitation on Directors' Liabilities under Delaware Law. Pursuant to the Registrant's Certificate of Incorporation and under Delaware law, directors of the Registrant are not liable to the Registrant or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

          Authorization and Discretionary Issuance of Preferred Stock. The Registrant's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Registrant's Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of the Registrant's common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Registrant, which could have the effect of discouraging bids for the Registrant and thereby prevent stockholders from receiving the maximum value for their shares. Although the Registrant has no present intention to issue any shares of its preferred stock, there can be no assurance that the Registrant will not do so in the future.

          Product Liability Risk. The Registrant may be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on the Registrant. Presently, the Registrant has general liability coverage that includes product liability up to two million dollars. Any large product liability suits occurring early in the Registrant's growth may significantly and adversely affect the Registrant's ability to expand the market for its Power Commander® line of products.

          No Key Man Insurance. The Registrant presently has no key man life insurance policies. As soon as practicable following the commencement of profitable operations (of which there can be no assurance), the Registrant intends to purchase key man life insurance on the lives of its two principal executive officers, Stephen L. Shulman and Nicholas Anderson. Upon purchase of such insurance, the Registrant intends to pay the premiums and be the sole beneficiary. The lack of such insurance may have a material adverse effect upon the Registrant's business.

Item 2.  Description of Property

          The Registrant maintains its principal executive offices at 4220 Varsity Drive, Suite E, Ann Arbor, Michigan, where approximately 6,000 square feet of space is leased from a non-affiliated landlord. The space is leased on a month-to-month basis based on a five-year lease between the Registrant and Landlord that expired in June 2001, which provides for base rent of approximately $4,500 per month and requires the Registrant to pay taxes and common area maintenance charges (aggregating approximately $550 per month). The Registrant's premises are adequate for its present needs and are being utilized to approximately 100% of their capacity.

          The Registrant is in negotiations with its non-affiliated landlord with a view towards executing either an extension of the expired lease or a new lease, both of which will provide for upgraded electrical capacity. Alternatively, the Registrant intends to explore the availability of other suitable space in the same general geographic area as its existing executive offices.

          There can be no assurance that the Company will execute an extended or new lease with its existing landlord. However, and in the opinion of management, the state of the real estate market in Ann Arbor and the surrounding area is such that numerous alternate offices are available on comparable or similar terms and such a course of action would not have a material adverse effect on the Registrant's business.

          The Registrant opened a research, development and marketing facility in the City of New York in July 2001. The Registrant excuted a three-year lease that provides for a monthly lease payment of $5,083.33. The initial costs incurred in opening the facility were $19,307, attributable to furniture, telephones, electrical build-outs and moving costs.

Item 3.  Legal Proceedings

          The Registrant is involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture of certain electronic component parts. The Registrant does not expect the outcome of this matter to have a material adverse effect on the Registrant's financial position or results of operations.

          Other than the aforementioned matter, there is no other litigation pending or, to management's knowledge, threatened by or against the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

          From approximately November 1996 until March 2000, the Registrant's common stock was traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB") under the symbol "PREF". On March 21, 2000, the OTCBB delisted the common stock and since that date, the common stock has been traded in the pink sheets. The following table sets forth the range of high and low bid price information for the common stock as reported by the OTCBB (or as applicable, the National Quotation Bureau, Inc.) ("NQB") for each fiscal quarter for the past two fiscal years or such shorter period that there has been a public trading market. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Bid Prices

	High	Low
FISCAL 1999

First Quarter (ended March 31)	9.125	6.125

Second Quarter (ended June 30)	9.125	6.00

Third Quarter (ended September 30)	11.8125	7.6875

Fourth Quarter (ended December 31)	13.25	6.00

FISCAL 2000

First Quarter (ended March 31)

OTCBB (period ended March 21)	9.25	5.50

Pink Sheets	9.00	3.00

Second Quarter (ended June 30)	3.50	1.95

Third Quarter (ended September 30)	4.125	2.75

Fourth Quarter (ended December 31)	4.125	2.07

Holders

          As of March 1, 2002, there were approximately 236 record holders of the Registrant's common stock.

Dividends

          The Registrant has never declared or paid a dividend on its common stock, and management expects that all or a substantial portion of the Registrant's future earnings will be retained for expansion or development of the Registrant's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Registrant's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. Management does not anticipate that the Registrant will pay dividends on the common stock in the foreseeable future. Moreover, there can be no assurance that dividends can or will ever be paid.

Recent Sales of Unregistered Securities

          During the three fiscal years ended December 31, 2000, the Registrant consummated the following transactions.

Issuances to Reduce Accounts Payable

          On September 7, 2000, the Registrant granted 50,000 non-qualified stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share for payment of fees. The total fees that were set aside in exchange for the options were equal to $60,000. The recipient of the shares was financially sophisticated and had access to all material, corporate information of the Registrant, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

          On August 1, 2000, the Registrant issued warrants to purchase 50,000 shares of common stock to Telpac Corporate Services. The warrants had an exercise price of $2.00 per share. The warrants were issued in exchange for certain services performed by Telpac, including assistance with negotiations in connection with the Asset Agreement between the Registrant and Percon, assistance in obtaining debt financing, and services in connection with the preparation of the Registrant's Form 10-SB Registration Statement. The approximate value of the services that were set aside in exchange for the warrants was $25,000. The recipient of the shares was financially sophisticated and had access to all material, corporate information of the Registrant, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

The May 16, 2000 Private Placement Memorandum

          From May 16, 2000, to March 7, 2001, the Registrant sold in a private offering solely to accredited investors (the "May 2000 Placement"), as that term is defined in Rule 501(a) of Regulation D under the Securities Act, units ("Units") consisting of (i) one common stock purchase warrant to purchase 25,000 shares of common stock (the "Warrant") and (ii) 25,000 shares of common stock pursuant to a private placement memorandum dated May 16, 2000. The Units were sold at a price of $25,000 per Unit. In the transaction an aggregate of 29 Units were issued to 18 accredited investors. The Units were sold for cash and offers and sales were made in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

The Asset Agreement

          On August 7, 2000, and as disclosed herein under the caption "Business Development" in PART I, Item 1, the Registrant issued a total of 1,112,245 shares of common stock pursuant to the Asset Agreement. The shares were issued in exchange for the assets of Percon. The shares were issued as follows: (i) 1,004,853 shares to Percon, and (ii) 107,392 shares to the five members of Percon. The issuance of the foregoing shares were made in reliance on Section 4(2) of the Securities Act, were made in privately negotiated transactions and did not involve any form of general solicitation or advertising. There was a pre-existing business relationship between the Registrant and Percon and their respective shareholders and members, as Percon was the Registrant's key distributor and major customer since 1996.

Conversion of Note

          On September 29, 1999, the Registrant borrowed $100,000 from R. Scott Caputo in exchange for a promissory note. As collateral for the note, the Registrant granted Mr. Caputo options to purchase 30,000 shares of common stock. On September 7, 2000, Mr. Caputo extended the payment due-date and relinquished the options to purchase 30,000 shares of common stock in exchange for options to purchase

75,000 shares of common stock. On March 15, 2001, the Registrant issued 125,000 shares of the Registrant's common stock to Mr. Caputo in consideration for his forgiveness of the note, the interest accrued thereon (see PART I, Item 7 and Note 16 to the Financial Statements), and the relinquishment of the stock options that had been issued as collateral for the note. At the time of the conversion, the values of the note, interest, and warrants were $100,000, $15,000, and $10,000, respectively. The issuance of these shares was made in reliance on Section 4(2) of the Securities Act, based upon the existing relationship between the Registrant and Mr. Caputo. Mr. Caputo was financially sophisticated and had access to all material, corporate information of the Registrant, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Section 4(2) of the Securities Act.

Granting of Options and Warrants

          On September 7, 2000, the Registrant granted 150,000 non-qualified stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share, as follows: (i) 50,000 to Lee W. Greenberg, (ii) 50,000 to Len Bellezza, and (iii) 50,000 to Scott Straka. The options vest at the rate of 20% per year, beginning September 7, 2001.

          On September 7, 2000, the Registrant granted 410,000 non-qualified stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share, as follows: (i) 10,000 to Edward Luliano, and (ii) 400,000 options to Stephen Shulman. The options granted to Edward Luliano vest at the rate of 20% per year, beginning September 7, 2001. The options granted to Stephen Shulman were issued contingent on the Registrant increasing its authorized shares. The Registrant increased its authorized shares at the 2001 annual shareholders' meeting and, therefore, the options will vest at the rate of 20% per year, beginning September 7, 2001.

          On September 7, 2000, the Registrant granted 715,000 incentive stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share, as follows: (i) 250,000 to Stephen Shulman, (ii) 150,000 to Nicholas Anderson, (iii) 50,000 to Arthur Smith, and (iv) 265,000 to other employees of the Registrant. The options vest at the rate of 20% per year, beginning September 7, 2001.

          The granting of the options under this section were made in reliance on Rule 701 of the Securities Act of 1933.

Private Sale in January 1999

          In January 1999, the Registrant sold 200,000 shares of common stock to two accredited investors, as that term is defined in Rule 501(a) of Regulation D under the Securities Act. Each investor purchased 100,000 shares at a price of $1.00 per share. The sales were made in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

          The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

          The Registrant began generating revenues from sales of its patented Power Commander® line of motor controllers in late 1995. As of December 31, 2000, the Registrant had total stockholders' equity of

$2,330,431 primarily as a result of the Registrant's August 7, 2000, purchase of the assets of Percon, formerly the largest distributor of the Registrant's products. The transaction was accounted for as a purchase and the Registrant's Statement of Operations includes Percon's results of operations since the date of acquisition.

          The consolidation of both entities allowed the Registrant to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM's in the elevator/escalator industry and transferred those agreements to the Registrant as part of the Asset Agreement. The fully integrated organization allowed the Registrant to obtain an asset-based bank line of credit of up to $750,000 for the build up in inventory collateralized by the current inventory and accounts receivable. Also, capital raised in the May 2000 Placement (see PART II, Item 5) enabled the Registrant to address the consolidated accounts payable.

          The Registrant's financial statements for the year ended December 31, 2000, contain pro forma information for purposes of comparability. See Note 4 to the financial statements.

Results of Operations: Fiscal 2000 Compared to Fiscal 1999

          Revenues. Revenues for the twelve months ended December 31, 2000, were $179,524 compared to $83,679 for the twelve months ended December 31, 1999, an increase of $95,845, or 115%. The increase in revenues was principally attributable to the acquisition of assets from Percon, whose sales were made to OEM's, as compared to the Registrant's sales to distributors.

          Cost of revenues. Cost of revenues for the twelve months ended December 31, 2000, decreased to $157,035, or 87% of revenues, from $186,831, or 223% of revenues, for the twelve months ended December 31, 1999. The decrease in cost of revenues as a percentage of revenues was primarily due to limited sales and a decrease in the cost of materials.

          Research and development. Research and development expenses were $120,429, or 67% of revenues, for the twelve months ended December 31, 2000, as compared to $23,232, or 28% of revenues, for the twelve months ended December 31, 1999. The increase was due to increased research and development activity after the acquisition of assets from Percon.

          Selling, general and administrative. Selling, general and administrative expenses increased to $4,255,940, or 2,371% of revenues, for the twelve months ended December 31, 2000, from $291,587, or 348% of revenues, for the twelve months ended December 31, 1999. The significant increase in selling, general and administrative expenses was due primarily to the recognition of compensation expense attributable to the issuance and repricing of options to employees. The options were issued with an exercise price of $2.00 per share, which the SEC has stated it believes was below the fair market value of the stock at the time of issuance. The difference between the exercise price and the fair market value, determined utilizing SEC guidelines, was recorded as compensation expense in the amount of $3,649,776. The increase in expenses was also due to increases in sales, marketing and administrative personnel from two to eight. There was additional travel due to new customers in the Asia-Pacific region and substantial administrative fees for professional services due to the acquisition of assets from Percon and the filing of the Registrant's Form 10-SB Registration Statement.

Pro Forma Results of Operations: Fiscal 2000 Compared to Fiscal 1999

          The following pro forma information shows the effects on the results of operations of the Registrant and Percon had the acquisition of assets from Percon occurred on January l, 1999. This pro forma information is not necessarily indicative of what the results would have been had the Company operated Percon since the beginning of each period.

          Revenues. Revenues for the twelve months ended December 31, 2000, were $251,011, compared to $369,155 for the twelve months ended December 31, 1999, a decrease of $118,144, or 32%. The decrease in revenues was principally attributable to the acquisition of assets from Percon, formerly the Registrant's largest distributor.

          Cost of revenues. Cost of revenues for the twelve months ended December 31, 2000, decreased to $175,452, or 70% of revenues, from $549,415, or 149% of revenues, for the twelve months ended December 31, 1999. The decrease in cost of revenues as a percentage of revenues was primarily due to limited sales and a decrease in the cost of materials.

          Research and development. Research and development expenses were $96,998, or 39% of revenues, for the twelve months ended December 31, 2000, as compared to $32,801, or 9% of revenues, for the twelve months ended December 31, 1999. The increase was due to increased research and development activity after the acquisition of assets from Percon.

          Selling, general and administrative. Selling, general and administrative expenses increased to $4,906,506, or 1,955% of revenues, for the twelve months ended December 31, 2000, from $1,161,637, or 315% of revenues, for the twelve months ended December 31,1999. The significant increase in selling, general and administrative expenses was due primarily to the recognition of compensation expense attributable to the issuance and repricing of options to employees. The options were issued with an exercise price of $2.00 per share, which the SEC has stated it believes was below the fair market value of the stock at the time of issuance. The difference between the exercise price and the fair market value, determined utilizing SEC guidelines, was recorded as compensation expense in the amount of $3,649,776. The increase in expenses was also due to increases in sales, marketing and administrative personnel from two to eight. There was additional travel due to new customers in the Asia-Pacific region and substantial administrative fees for professional services due to the acquisition of assets from Percon and the filing of the Form 10-SB. Additionally, selling, general and administrative expenses include the elimination of hypothetical inter-company profits on inventory held from purchases by Percon from the Registrant.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2000

          Since inception, the Registrant has financed its operations primarily through the sale of its equity securities and using bank borrowings. As of December 31, 2000, the Registrant has received a total of approximately $1,629,261 from public and private offerings of its equity securities and received approximately $278,000 under a bank line of credit. As of December 31, 2000, the Registrant had cash and cash equivalents of $8,492.

          Cash used for operating activities for the twelve months ended December 31, 2000, was $669,184 and was $267,586 in 1999. Of the $669,184 of cash used for operating activities in 2000, the largest contributing factors were a net loss of $4,354,080, depreciation and amortization of $138,154, additional paid in capital related to repricing and issuance of stock options of $3,649,776, increases in accounts receivable of approximately $43,900 and decreases in inventory of approximately $28,700. In addition, approximately $107,000 decrease in accounts payable and accrued expenses was offset by an increase in accrued salaries and payroll taxes of approximately $15,000. Of the $267,586 of net cash used for operating activities in fiscal 1999, the largest contributing factors were a net loss of $418,171 offset by approximately $18,000 in depreciation and amortization, and a decrease in accounts receivable of approximately $112,000. In addition, there was a decrease in accounts payable and accrued expenses of approximately $14,500 offset by an increase in accrued salaries and payroll taxes of approximately $29,000.

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

          Since capital resources are insufficient to satisfy the Registrant's liquidity requirements, management intends to seek to sell additional equity securities or debt securities or obtain debt financing. In December 2000, the Registrant obtained an asset-based bank line of credit of up to $750,000, with borrowings secured by all of the Registrant's assets. Borrowings under the line are based on a formula derived from the levels of the Registrant's eligible accounts receivable and inventory.

Cash Requirements and Need for Additional Funds

          The Registrant anticipates a substantial need for cash to fund its working capital requirements for the next twelve months. During the next 12 months in accordance with the Registrant's prepared expansion plan, it is the opinion of management that approximately $3,000,000 would be required to fill existing orders and to expand the Registrant's marketing, sales and operations during the next twelve months.

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings (loss) or comprehensive income (loss), depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Virtually all of the Registrant's revenues and the majority of its costs are denominated in U.S. dollars, and to date, the Registrant has not entered into any derivative contracts. The effective date of SFAS 133, as amended by SFAS 137 and SFAS 138, is for fiscal years beginning after June 15, 2000.

          In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Registrant has complied with the provisions of SAB 101 for all periods presented.

          In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25" ("FIN 44"). This interpretation clarifies the definition of an employee for purposes of applying Opinion 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option plan or award; and the accounting for an exchange of stock compensation awards in business combinations. FIN 44 is generally effective July 1, 2000. The adoption of certain of the provisions of FIN 44 prior to December 31, 2000, did not have a material effect on the financial statements. The Registrant does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Item 7.  Financial Statements

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2000 AND 1999

CONTENTS

Page

Independent Auditors' Report	24

Financial Statements:

Balance Sheet	25

Statements of Operations	26

Statements of Changes in Stockholders' Equity (Deficit)	27

Statements of Cash Flows	28

Notes to Financial Statements	29-41

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Power Efficiency Corporation
Ann Arbor, Michigan

We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the "Company") as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and current liabilities exceed current assets by $265,638. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sobel & Co., LLC Certified Public Accountants

March 9, 2001, except for Note 20 as to which
the date is February 4, 2002
Livingston, New Jersey

POWER EFFICIENCY CORPORATION
BALANCE SHEET
DECEMBER 31, 2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,492
Accounts receivable, net of reserve of $5,000	114,166
Inventory	526,454
Prepaid expenses	443
Total Current Assets	649,555

PROPERTY AND EQUIPMENT, Net	132,315

OTHER ASSETS:
Deposits	6,000
Patent application costs, net	17,089
Deferred financing costs, net	51,936
Goodwill, net	2,072,043
Customer contracts, manuals and sales literature, net	197,426
Website and customer list, net	119,260
Total Other Assets	2,463,754

$3,245,624
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit agreement	$277,887
Accounts payable and accrued expenses	485,695
Accrued salaries and payroll taxes	51,611
Stockholder loan payable	100,000
Total Current Liabilities	915,193

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding	-
Common stock, $.001 par value, 9,000,000 shares authorized, 6,043,370 issued and outstanding	6,043
Additional paid-in capital	7,950,094
Accumulated deficit	(5,625,706)
Total Stockholders' Equity	2,330,431

$3,245,624

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	1999

REVENUES	$179,524	$83,679

COSTS AND EXPENSES:
Cost of sales	157,035	186,831
Research and development	120,429	23,232
Selling, general and administrative	4,255,940	291,587
Total Costs and Expenses	4,533,404	501,650

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,353,880)	(417,971)

PROVISION FOR INCOME TAXES	(200)	(200)

NET LOSS	$(4,354,080)	$(418,171)

LOSS PER COMMON SHARE	$(.86)	$(.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,034,108	4,369,017

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2000 AND 1999

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

BALANCE, January 1, 1999	$4,208,600	$ 4,209	$ 948,893	$ (853,455)	$ 99,647

Sale of Common Stock: February 1999, cash, third party, $1 per share	175,000	175	174,825	-	175,000

Net loss, 1999	-	-	-	(418,171)	(418,171)

BALANCE, December 31, 1999	4,383,600	4,384	1,123,718	(1,271,626)	(143,524)

Sale of Common Stock: Private Placement Memorandum sold at various times during the year	500,000	500	499,500	-	500,000

Costs associated with Private Placement Memorandum	-	-	(64,941)	-	(64,941)

Common stock issued for services rendered	47,525	47	73,765	-	73,812

Repricing and issuance of stock options	-	-	3,649,776	-	3,649,776

Common stock issued in conjunction with acquisition of Performance Control	1,112,245	1,112	2,668,276	-	2,669,388

Net loss, 2000	-	-	-	(4,354,080)	(4,354,080)

BALANCE, December 31, 2000	$6,043,370	$ 6,043	$ 7,950,094	$ (5,625,706)	$ 2,330,431

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	1999

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(4,354,080)	$(418,171)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	138,154	17,662
Additional paid-in capital related to repricing and issuance of stock options	3,649,776	-
Changes in certain assets and liabilities:
(Increase) decrease in:
Accounts receivable	(43,916)	112,033
Officer's loan receivable	-	627
Inventory	28,679	608
Prepaid expenses	-	4,309
Other current assets	-	817
Deposits	4,000	-
Increase (decrease) in:
Accounts payable and accrued expenses	(106,727)	(14,543)
Accrued salaries and payroll taxes	14,930	29,072
Net Cash Used for Operating Activities	(669,184)	(267,586)

INVESTING ACTIVITIES:
Purchase of fixed assets	-	(9,580)

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	500,000	175,000
Costs associated with equity raise offset to additional paid-in capital	(64,941)	-
Costs associated with obtaining credit agreement	(34,920)	-
Advances on line of credit agreement	277,887	-
Loan from stockholder	-	100,000
Net Cash Provided by Financing Activities	678,026	275,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,842	(2,166)

CASH AND CASH EQUIVALENTS:

Beginning of year	(350)	1,816

End of year	$8,492	$(350)

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - NATURE OF BUSINESS

Power Efficiency Corporation ("Power Efficiency" and/or the "Company"), was incorporated in Delaware on October 19, 1994. Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world. The Company currently has two principal and proprietary products: the Three Phase Power

Commander®, which is used in industrial applications, and the Single Phase Power Commander®, which is used in consumer applications. The Company also engages in research and development of new, related energy saving products.

The Company's primary customers are original equipment manufacturers (OEM's) and commercial accounts located throughout the United States of America, Mexico, China, and Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash Equivalents:
The Company considers all highly liquid investments with an original maturity of three months or less to be "Cash Equivalents".

Inventories:
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company reviews inventory for impairments to net realizable value whenever circumstances warrant. There is no current indication that the Company's inventories might not be recoverable.

Research and Development:
Research and development expenditures are charged to expense as incurred.

Property, Equipment and Depreciation:
Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred, while betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 7 years.

Website, Customer List and Amortization:
Website and customer lists are stated at cost. Website costs capitalized include application and infrastructure development stage costs and graphics. Amortization is computed based upon the estimated useful life of the website and customer list, which is three years.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Patent Application Costs:
Patent application costs consist of costs incurred in applying for U.S. patents based upon technology developed by the Company. These costs are capitalized until the patent is awarded. At that time, the asset will be amortized over the estimated useful life of the patent. If no patent is issued, these costs will be expensed in the period when it is determined that no patent will be issued.

Revenue Recognition:
Revenue from product sales to OEM's and distributors is recognized at the time of shipment to the OEM's and distributors. Returns and other sales adjustments (discounts and shipping credits) are provided for in the same period the related sales are recorded.

Loss Per Common Share:
Loss per common share is determined by dividing net loss available to common stockholders by the weighed average number of common shares outstanding during the year. Diluted loss per share is not presented since giving effect to potential common shares would be anti-dilutive.

Long-Lived Assets:
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. There is no current indication that the Company's long-lived assets might not be recoverable.

Concentration of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivable.

The Company places its cash and temporary cash investments with financial institutions. From time to time the Company's balances with these financial institutions may exceed the maximum insured amounts under the Federal Deposit Insurance Corporation. The Company has not incurred losses related to these financial instruments.

Sales and accounts receivable currently are from a relatively small number of customers of the Company's products. The Company closely monitors extensions of credit.

Income Taxes:
The Company has not provided for deferred taxes because the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are not material.

Deferred Financing Costs:
The Company capitalizes costs incurred in connection with securing financing and amortizes these costs over the related term of the loan agreements.

Product Warranties:
The Company guarantees its products for eighteen months. During the guarantee period, the Company's policy is to replace the defective product. The Company has been providing for warranty costs as they are incurred. The Company periodically reviews warranty claims and will establish a reserve for warranty claims when such amount is determinable and necessary based on historical information.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Goodwill and Amortization:
Goodwill (costs in excess of net assets of an acquired business) is amortized on the straight-line method over 15 years. Goodwill is reviewed for recoverability based on the undiscounted cash flows of the business acquired over the remaining amortization period. Should such review indicate that goodwill is not recoverable, the carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows.

Customer Contracts, Manuals and Sales Literature and Amortization:
Customer contracts, manuals and sales literature acquired in connection with a business acquisition are deferred and amortized on the straight-line method over five years.

Advertising:
Advertising costs are expensed as incurred.

NOTE 3 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and current liabilities exceed current assets by $265,638. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management also plans to raise additional capital through equity issuance or other types of financing.

NOTE 4 - ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF PERFORMANCE CONTROL, LLC:

On August 7, 2000, the Company purchased certain assets and assumed certain liabilities of Performance Control, L.L.C. ("Performance Control"), formerly its major customer, for an aggregate of 1,112,245 newly issued restricted shares of the Company's common stock. This acquisition was accounted for as a purchase in accordance with APB16. The statement of operations includes Performance Control's results of operations since August 7, 2000, the date of purchase. The newly issued stock was valued at $2.40 per share. The purchase price of $2,669,388 was allocated as follows:

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 4 - ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF PERFORMANCE CONTROL, LLC: (Continued)

Accounts receivable	$9,120
Inventory	488,725
Prepaid expenses	443
Security deposit	6,000
Fixed assets	118,875
Manuals/sales literature	68,137
Contracts/customer lists	247,237
Website	38,495
Goodwill	2,131,244
Accounts payable	(314,707)
Notes payable	(124,181)
$2,669,388

In accordance with APB16, the Company identified and assigned a value to intangible assets acquired which included (a) manuals/sales literature, (b) contracts/customer lists and (c) website. Such intangible assets were separately identified and assigned fair values based on management's judgement and present value computations and are not included in goodwill. The contracts and customer lists acquired from Performance Control included different contacts than the Company maintained. The Company acquired six significant cancelable contracts with total value of approximately $13,000,000 over the next three years and a customer list of approximately one hundred possible customers. The Company is not currently able to determine if the acquired cancelable contracts or potential sales volume will ever be realized.

Performance Control's website was capitalized since it is a viable working site that continues to generate sales, leads, contacts and inquiries about the Company's products by automatically rerouting Internet users to the Company's primary website (www.powerefficiencycorp.com).

Pro Forma Information
The following unaudited pro forma information purports to show the effects on results of operations for the years ended December 31, 2000 and 1999, had the acquisition of Performance Control occurred on January 1, 1999. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, goodwill amortization, website depreciation, customer list amortization, manual and sales literature design cost amortization and elimination of intercompany profit on inventory held from purchases by Performance Control from Power Efficiency. This is not necessarily indicative of what the results would have been had the Company operated Performance Control since the beginning of each period.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 4 - ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF PERFORMANCE CONTROL, LLC: (Continued)

	Year Ended December 31,
Statements of Operations (Unaudited)	2000(a)(b)	1999(a)(c)
Revenues	$251,011	$369,155

Net Loss	$(4,927,945)	$(1,374,698)

Loss Per Common Share	$(.98)	$(.31)

(a)  Included in this column are the accounts of Performance Control, L.L.C., of which Power Efficiency acquired certain assets and assumed certain liabilities from August 7, 2000. Performance Control's year end is December 31st. Accordingly, the amounts included in 2000 represent Performance Control's unaudited amounts from their financial statements for the seven months ended July 31, 2000. Performance Control's amounts included for 1999 were derived from their audited financial statements.

(b)  Adjustments to operating expenses include the following items:

Depreciation	$13,385
Amortization
- Goodwill	82,880
- Website and customer list	26,929
- Customer contracts, manuals and sales literature	25,127
Elimination of intercompany profit in ending inventory	154,346
Officer compensation	105,268
Interest	(7,125)

$400,810

(c)  Adjustments to operating expenses include the following items:

Acquisition costs	$25,000
Depreciation	22,945
Amortization
- Goodwill	142,080
- Website and customer list	46,165
- Customer contracts, manuals and sales literature	43,075
Elimination of intercompany profit in ending inventory	207,703
Officer compensation	168,000
Interest	(12,214)

$642,754

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 5 - PROPERTY AND EQUIPMENT:

At December 31, 2000 and 1999, property and equipment is comprised as follows:

	2000	1999
Machinery and equipment	$94,211	$43,965
Office furniture and equipment	81,411	12,782
	175,622	56,747
Less: accumulated depreciation	43,307	25,456

Property and Equipment, Net	$132,315	$31,291

NOTE 6 - CONCENTRATION OF RISKS:

The Company maintains cash balances at several financial institutions. Amounts at each of these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company may from time to time maintain balances in excess of the insured limits.

Two customers accounted for approximately 72% of 2000 sales and 83% of accounts receivable at December 31, 2000. Two customers accounted for approximately 78% of 1999 sales and 69% of accounts receivable at December 31, 1999.

NOTE 7 - INVENTORIES:

Inventories consist of the following:

	December 31,
	2000	1999
Raw materials	$451,472	$80,863
Finished goods	74,982	14,270
	$526,454	$95,133

NOTE 8 - LINE OF CREDIT AGREEMENT:

On December 6, 2000, the Company, entered into a line of credit agreement with a bank in the sum of $750,000. The aggregate principal amount outstanding at any one time shall not exceed the lesser of the bank's "borrowing formula" or $750,000. The bank's borrowing formula means: (a) 80% of the Company's trade accounts receivable in which the bank has a perfected, first priority security interest, excluding amounts more than 90 days past due from the date of invoice, and accounts otherwise unacceptable to the bank, plus (b) inventory of the Company in which the bank has a perfected first priority security interest, revalued at the lower of cost or market, but not exceeding $500,000, reducing to $450,000 at February 28, 2001, $400,000 at March 31, 2001, and $350,000 at April 30, 2001 in the aggregate, as follows: (1) 50% of raw material inventory, and (2) 50% of finished goods inventory. The line of credit agreement bears interest at 2% per

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 8 - LINE OF CREDIT AGREEMENT: (Continued)

annum above the prime rate (11.5% at December 31, 2000) and expires April 30, 2001. The line of credit agreement is collateralized by all inventory, accounts receivable, equipment and instruments. The bank has a general lien on all corporate assets. The Company's line of credit agreement contains restrictive covenants. These include, among other things, certain financial reporting, restrictions on dividends (no declaration or payment of dividends), sale of shares (unable to issue, sell or otherwise dispose of capital stock), guarantees, advances and investments. These restrictive covenants require the written consent of the bank so long as any debt remains outstanding under the line of credit agreement.

Long-term debt matures as follows:

                    Year
                    2001                    $277,887

NOTE 9 - INCOME TAXES:

As of December 31, 2000 and 1999, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $1,800,000 and $1,250,000, respectively, which expire at varying amounts through 2020. The net operating loss carryforwards result in deferred tax assets of approximately $612,000 and $425,000 at December 31, 2000 and 1999; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

NOTE 10 - WARRANTS AND STOCK OPTION PLAN:

Warrants:
In connection with a limited public offering of its common stock pursuant to a Rule 504 offering memorandum dated July 15, 1996, the investment banker received, for nominal consideration, five-year warrants to purchase 36,720 shares of common stock. These warrants are exercisable at any time during the four-year period commencing October 17, 1997 for $5.50 per share of common stock. In addition to permitting the payment of the exercise price in cash, the holder of the warrant may surrender the warrant to the Company for cancellation in lieu of cash for the exercise price. Under this alternative, the Company would issue a lesser number of shares of common stock (determined in accordance with a formula), retire the warrants, and receive no cash. The exercise price was amended to $2.00 per share on September 7, 2000.

In connection with the May 16, 2000 Private Placement Memorandum, the Company issued 500,000 placement warrants pursuant to a Rule 506 private placement. The placement warrants are five-year warrants to purchase additional shares of the Company's common stock at $3.00 per warrant share during the first year; $4.00 per warrant share the second year; and $5.00 per warrant share during the third year.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 10 - WARRANTS AND STOCK OPTION PLAN: (Continued)

In connection with the Performance Control acquisition, a financial consultant received five-year warrants to purchase 50,000 shares of common stock. These warrants are exercisable at any time during the five-year period commencing August 1, 2000 for $2.00 per share of common stock.

In connection with a certain stockholder note payable, the Company granted the lender 30,000 options as additional collateral in 1999. In 2000, the note was amended to extend the due date and the Company granted 75,000 options as additional collateral. The original 30,000 options were cancelled (see Note 16).

Stock Option Plan:

In 1994, the Company adopted a Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of options to purchase up to 500,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder in excess of 10%) on the date of the grant. These options were repriced by the Board of Directors at the September 7, 2000 meeting to $2.00 per share. No options have been exercised to date. Since the exercise price is less than the average market price per share for fifteen days prior to date of repricing, the SEC has stated it believes the Company is required to recognize $973,276 as additional compensation expense.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan"). Under the 2000 Plan, options to purchase 1,325,000 shares of common stock at an exercise price of $2.00 were granted. No options have been exercised to date. Since the exercise price is less than the average market price per share for fifteen days prior to the date of issuance, the SEC has stated it believes the Company is required to recognize $2,676,500 as additional compensation expense.

Plan activity during the year ended December 31, 2000 and 1999 follows:

	Shares	Exercise Price
Outstanding at January 1, 1999	500,000	$2.00
Granted during 1999	-	-
Exercised during 1999	-	-
Forfeited during 1999	-	-
Options outstanding and exercisable at December 31, 1999	500,000	2.00
Granted during 2000	1,325,000	2.00
Exercised during 2000	-	-
Forfeited during 2000	(18,180)	-
Options outstanding and exercisable at December 31, 2000	1,806,820	$2.00

Weighted average remaining contractual life at December 31, 2000          8.6

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 11 - ACCOUNTING FOR STOCK BASED COMPENSATION:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). If the option price under the Stock Option Plans equals or exceeds the fair market value of the common shares on the date of grant, no compensation cost is recognized under the provisions of APB 25 for stock options. If the option price under the Stock Option Plans is less than the fair market value of the common stock on the date of grant compensation cost is recognized for the difference.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) for stock options issued. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period.

On September 7, 2000, the Board of Directors authorized the issuance of 1,325,000 options at an exercise price of $2.00 per share. The fair value of each option grant (1,325,000 stock options) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 51%; risk-free interest rate of 6.0%; and expected lives of 9.8 years.

Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share for the year ended December 31, 2000 would have been as follows:

Net loss - as reported	$(4,354,080)
Net loss - pro forma	$(6,475,405)
Loss per common share, - as reported	$(.86)
Loss per common share, - pro forma	$(1.29)

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases office, warehouse and research facilities under an operating lease. The lease expires on June 30, 2001.

Minimum future rentals are as follows:

                    Year
                    2001                    $28,007

Rent expense, including base rent and additional charges, for the year ended December 31, 2000 and 1999 was $35,159 and $27,600, respectively.

Power Efficiency is an exclusive licensee pursuant to a patent license agreement of certain power factor controller technology owned by the

United States, as represented by the National Aeronautics and Space Administration (NASA). This license agreement covers the United States of America and its territories and possessions on an exclusive basis and foreign sales on a non-exclusive basis. Such license agreement does not require the Company to pay royalties to NASA in connection with the Company's sale of products employing technology utilizing the licensed patents. The agreement terminates upon the expiration of all of the licensed patents, currently December 2002. The Company filed and received its own patent (No. 5,821,726) that expires in 2017 that management believes will protect the Company's intellectual property position when the last of the NASA patents expire in 2002.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 12 - COMMITMENTS AND CONTINGENCIES: (Continued)

The Company is involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts. The Company has accrued approximately $21,300 at December 31, 2000 related to these claims. In the opinion of management, after consultation with legal counsel, the outcome of such matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

The Company entered into requirements contracts with four customers. For financial reporting purposes, the Company incurred no liabilities or commitments as a result of these contracts.

Power Efficiency currently utilizes three subcontractors to manufacture the Company's controller boards. These subcontractors provide facilities, equipment, supervision and labor required to assemble; wire; check; test; package; and ship the controller boards. These subcontractors are hired on an as needed basis to produce a minimum number of units via a purchase order. Power Efficiency does not incur any liabilities to subcontractors until purchase orders are issued. No purchase orders were issued or outstanding to subcontractors at December 31, 2000.

NOTE 13 - RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2000 and 1999, consulting fees of $134,732 and $72,000 were paid to officers/directors/stockholders of the Company, respectively. These amounts are included in research and development and in selling, general and administrative expenses for the year ended December 31, 2000 and in selling, general and administrative expenses in 1999.

During 2000 and 1999, the Company incurred legal fees of $52,501 and $36,656 to a law firm. A partner in that firm and the firm are currently stockholders of the Company.

Included in accounts payable and accrued expenses at December 31, 2000 is $118,734 due to officers for back pay.

NOTE 14 - INSURANCE COVERAGE:

The Company's general liability and product liability insurance coverage lapsed in mid-August 1999 for non-payment of premiums. Subsequent to the Company's purchase of certain assets and liabilities of Performance Control in August 2000, the Company again obtained general liability and product liability insurance coverages. The Company believes that there is no material risk of loss to the Company from possible product liability claims against the Company during the lapse in coverage. No product liability claims have been filed against the Company to date.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2000	1999

Income Taxes	$328	$200

Interest	$18,905	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

2000

Common stock issued in connection with acquisition of certain assets and liabilities of Performance Control (Note 4)	$2,669,388

Common stock issued for professional services rendered during 2000	$ 73,812

NOTE 16 - STOCKHOLDER LOAN PAYABLE:

On September 29, 1999, the Company borrowed $100,000 from a stockholder. The loan was due and payable in a single payment of principal and interest on the earlier of (i) the closing date of an equity financing by the Company; or (ii) September 30, 2000, whichever occurs sooner. The loan bears interest at 10% per annum payable on the due date.

A different stockholder of the Company granted the lender a first lien and security interest in an aggregate of 200,000 issued and outstanding common shares of the Company, owned by him, as collateral. Additionally, the Company granted the lender the right and option to purchase an aggregate 30,000 authorized but unissued shares of the Company's common stock at a price equal to the mean between the closing bid and ask prices on the day the lender exercises the option.

The Board of Directors, on September 7, 2000, authorized renegotiating the loan until the earlier of (i) January 31, 2001; or (ii) the closing date of the Company's receipt of $625,000 in gross proceeds from an equity financing. As additional consideration for the extension of the due date, the Company granted an option to purchase an aggregate 75,000 authorized but unissued shares of the Company's common stock at the set exercise price of $2.00 per share. The option granted in 1999 to purchase 30,000 shares was cancelled.

On March 15, 2001, the $100,000 loan, plus accrued interest thereon, and the option to purchase 75,000 shares of common stock were converted into 125,000 shares of Power Efficiency's common stock.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 17 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

The Company had approximately $54,000 in accounts payable and accrued expenses that was due to Performance Control, L.L.C., the Company's distributor, at December 31, 1999. Such payable arose from purchases of completed controller boards by Power Efficiency from Performance

Control. Such purchases were conducted on an arm's length basis. This payable was extinguished or eliminated as part of Power Efficiency's acquisition of Performance Control on August 7, 2000.

NOTE 18 - EMPLOYMENT AGREEMENTS:

On August 7, 2000, the Company agreed to enter into five-year employment and compensation agreements with the Company's two principal executive officers. The agreements provide for first year salaries of $120,000 for the period from September 2000 to August 31, 2001. The salaries for the second through fifth years shall be $120,000 plus annual increases in $18,000 increments. In order to provide performance-based incentive compensation to the executives, bonuses tied to the level of the Company's net pre-tax income will be paid. For bonus purposes, the Company's net pre-tax income will be multiplied by the applicable percentage which shall equal (a) 4.0% if net pre-tax income of the Company is at least $500,000 but less than $750,000; (b) 4.25% if net pre-tax income is at least $750,000 but less than $1,000,000; and (c) 4.5% if net pre-tax income is at least $1,001,000. Net pre-tax income of the Company shall be determined by the Board of Directors in a consistent manner in accordance with accounting principles generally accepted in the United States of America.

In addition to comprehensive health benefits, the agreements include vacation, expense reimbursement, confidentiality, non-compete and disability provisions.

Each agreement also provides for severance payments equal to the greater of (I) $468,000 or (ii) the executive's base salary for the preceding three years, in the event that at any time during the employment term the agreement is terminated by the Company (a) without cause, (b) for disability, or (c) for death, or if the executive terminates the agreement for cause. Each agreement also provides for a payment to the executive upon a change in control equal to the product of the executive's base salary in the year of the change in control times 2.99.

NOTE 19 - SUBSEQUENT EVENT -- PRIVATE STOCK OFFERING:

The Company continues to sell common stock under the Private Placement Memorandum dated May 16, 2000, which sold in a private offering, solely to accredited investors, "Units" consisting of (i) one common stock purchase warrant to purchase 25,000 shares and (ii) 25,000 shares of common stock. The Units were sold at a price of $25,000 per Unit. The Company sold nine Units from the beginning of 2001 through March 15, 2001. The proceeds from the sale of these Units were deposited to the general operating account of the Company to be utilized for working capital purposes.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 20 - SUBSEQUENT EVENT -- SEC COMMENTS ON FORM 10-SB/A NO. 2 -- FEBRUARY 2002:

In conjunction with the Company's filing of Form 10-SB/A No. 2 with the United States Securities and Exchange Commission ("SEC") and comments received from the SEC, certain modifications were made to previously filed financial statements for 2000. Such modifications related primarily to the valuation of the Performance Control asset acquisition, valuation of repriced options and the value of options issued during the year.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act

          (a)  Identify Directors and Executive Officers.

          The following table sets forth: (1) names and ages of all persons who presently are directors or executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term of office of each person named as a director; and (4) any period during which he has served as such.

Name	Age	Position & Office with Registrant	Duration and Expiration Date of Present Term as Director	Director and/or Officer Since(1)

Stephen L. Shulman	58	President, Chief Executive Officer and Chairman of the Board	Next Annual Meeting of Stockholders(2)	August 7, 2000

Nicholas Anderson	67	Chief Technology Officer and Director	Next Annual Meeting of Stockholders(2)	October 1994

Arthur N. Smith	77	Chief Financial Officer		August 7, 2000

Scott W. Straka	38	Director	Next Annual Meeting of Stockholders(2)	August 7, 2000

Lee W. Greenberg	47	Director	Next Annual Meeting of Stockholders(2)	January 10, 2001

Leonard S. Bellezza	54	Director	Next Annual Meeting of Stockholders(2)	January 10, 2001

(1)

Anthony C. Caputo resigned as Chairman of the Registrant's Board of Directors on August 7, 2000. Nicholas Anderson resigned as President and Chief Operating Officer of the Registrant on August 7, 2000 and Stephen L. Shulman was elected in his place and stead to serve until the next annual meeting of the Board of Directors of the Registrant. On the same day, Mr. Anderson was elected as the Registrant's Chief Technology Officer. Gerard S. DiFiore resigned as a Director of the Registrant on August 7, 2000 and Stephen L. Shulman was elected in his place and stead to serve until the next annual meeting of the stockholders of the Registrant. On August 7, 2000, Mr. Arthur Smith was elected Chief Financial Officer of the Registrant. The change in the Registrant's management was occasioned by the August 7, 2000 business combination with Percon represented by the Asset Agreement and the Stockholders' Agreement. At the 2001 annual shareholders' meeting, all five directors were reelected to the Registrant's Board of Directors.

(2)	Each director was elected to serve on the Registrant's Board of Directors pursuant to the Stockholders' Agreement entered into in connection with the Asset Agreement. The terms of service for such directors are governed by the terms of the Stockholders' Agreement.

          Business Experience

          The following is a brief account of the experience, during the past five years, of each director and executive officer of the Registrant:

          Stephen L. Shulman has been the Registrant's President, Chief Executive Officer and Chairman of the Board since August 2000 and he devotes his full time to the affairs of the Registrant. From February 1996 until August 2000, Mr. Shulman was a founder of Performance Control, L.L.C. and served as a member and a manager thereof since its inception. Performance Control, L.L.C. was the largest distributor of the Registrant's products. From September 1986 until February 1996, Mr. Shulman was the founder and Chairman of Fiberoptic Sensor Technology, Inc., a manufacturer and marketer of pressure sensors for medical and industrial applications in Ann Arbor, Michigan, for which he served as its President from 1986 to 1992. Prior thereto, Mr. Shulman was President of Medical Devices Inc. of Michigan, a privately held manufacturer's representative company. Mr. Shulman has over 20 years of sales and marketing management experience with Medtronic, Inc. and Pacesetter Medical Systems, manufacturers of cardiovascular medical devices. Mr. Shulman attended Wayne State University.

          Nicholas Anderson, a founder of the Registrant, served as the Registrant's President, Chief Executive Officer and a director from its inception in 1994 until August 2000 when he became Chief Technology Officer and he devotes his full time to the affairs of the Registrant. Mr. Anderson has over 20 years experience in the sale, marketing and product development of electrical and electronic products, primarily in the energy saving market. From September 1992 until September 1994, Mr. Anderson was a Director of Energy Services of Coyne Electrical Contracting, Inc., a major electrical service organization based in New York City. From June 1988 until August 1992, Mr. Anderson was the founder and Chief Executive Officer of Power Reducing Equipment, Inc., a company formed to develop products to reduce energy consumption in AC motors. During this period, Mr. Anderson obtained a patent, which was issued in April 1994. From 1980 to 1988, Mr. Anderson was President of Commander Control, Inc., a subsidiary of Endless Energy Corporation, a conglomerate involved in the manufacture and sale of various energy saving products. In this capacity, Mr. Anderson was responsible for designing a complete line of motor controllers and for manufacturing various energy products including controllers in South Korea and Hong Kong. Mr. Anderson was also responsible for creating a worldwide distribution network for motor controllers including the United States, the United Kingdom, Belgium, Greece, Japan, Hong Kong, South Korea, Mainland China, Venezuela and the Dominican Republic. Mr. Anderson attended the City College School of Engineering, and received a certification in Electronics Design from Manhattan Technical Institute in 1957.

          Arthur N. Smith has been the Registrant's Chief Financial Officer since August, 2000 and he devotes his full time to the affairs of the Registrant. From April 1997 to August 2000, Mr. Smith had been the Comptroller for Performance Control, L.L.C. He was President and Chairman of Healthmaster, Inc., a software development company from 1989 through January 1997. Mr. Smith has been a Certified Public Accountant in the State of Michigan since 1952 and was in private practice until 1988. Mr. Smith received a Bachelor of Arts degree in accounting from Wayne State University in 1948.

          Scott W. Straka has been a director of the Registrant since August 2000. Simultaneously therewith since 1996, Mr. Straka has been employed by the Power and Industrial Division of Hitachi America, LTD, an international manufacturer of engineered equipment serving the power generation market, as a Project and Sales Manager for three different product types with $71 million in annual sales. Prior thereto since 1990, Mr. Straka served as a Sales Engineer in the Plainfield, New Jersey office of Sulzer Bingham Pumps, Inc., a Portland, Oregon manufacturer and distributor of centrifugal pumps for the power and refinery industry. Prior thereto since 1986, Mr. Straka served as a Consulting Engineer for Multi Tech Associates, Inc., an engineering consulting company in South Plainfield, New Jersey. Mr. Straka received a Bachelor of Science degree in Mechanical Engineering from the University of Dayton in 1986.

          Lee W. Greenberg has served as director since January 10, 2001. Since September 1997, Mr. Greenberg has served as a director and/or as an advisor to various corporations. From July 1995 to August 1997, Mr. Greenberg served as President and then as Chief Executive Officer of Gridcore Systems International, a manufacturer of engineered honeycomb panels. From approximately early 1993 to April 1995, Mr. Greenberg served as President and subsequently as an advisor of the West Coast subsidiary of Ply Gem Industries, a division of Nortek Industries, a manufacturer of residential building products. Mr. Greenberg received a Bachelor's degree from the University of Hartford and a law degree from Pepperdine University in 1979.

          Leonard S. Bellezza has served as a director since January 10, 2001. Since February 2001, Mr. Bellezza has been a senior manager with the New York office of Deloitte & Touche, a national public accounting firm. From November 1999 to December 2000, he was a contract consultant for smartcasual.com, an internet clothing manufacturer. From June 1997 to November 1999, Mr. Bellezza was employed as a vice president and a member of the operations committee of Frederick Atkins, a wholesale apparel company. From November 1993 to June 1997, Mr. Bellezza served as a consultant in various aspects of the retail management, logistics and information technology industries. Mr. Bellezza earned a Bachelor of Arts in Economics and a Masters of Business Administration from Rutgers University.

          (b)  Identification of Certain Significant Employees

          The Registrant does not presently employ any person as a significant employee who is not an executive officer who makes or is expected to make a significant contribution to the business of the Registrant. All executive officers of the Registrant are full-time employees and are not employed by other companies.

          (c)  Family Relationships

          No family relationship exists between any director or executive officer of the Registrant.

          (d)  Involvement in Certain Legal Proceedings

          One of the Registrant's directors, Leonard Bellezza, was involved in an enforcement proceeding with the SEC for insider trading. Mr. Bellezza received investment advice from a business associate between August 1989 and September 1991, relating to several stocks including Norton, Stanley, Square D, Time Warner, and Motel Six. In 1992, the SEC determined that the information he had received constituted information not available to the general public and that he had engaged in stock transactions while in possession of that information. On September 17, 1992, Mr. Bellezza agreed to pay back gains of approximately $51,000. Later, the SEC and Mr. Bellezza reached an agreement whereby he would pay a penalty on those gains of approximately $150,000 in installments. The final installment was made in 1997.

          Other than the aforementioned incident, no event listed in sub-paragraphs (1) through (4) of subparagraph (d) of Item 401 of Regulation S-B has occurred with respect to any present executive officer or director of the Registrant during the past five years and which is material to an evaluation of the ability or integrity of such director or officer.

          (e)  Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Corporation and persons who beneficially own more than 10% of the outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership of shares of Common Stock with the Securities and Exchange Commission. Directors, officers and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Corporation with copies of all Section 16(a) reports they file.

          Each director and greater than 10% beneficial owner failed to file on a timely basis reports concerning his or its holdings of Common Stock with respect to the year ended December 31, 2000, as follows:

Name	Report	Date Report was Required	Date Report was Filed

Performance Control, L.L.C.	Form 3	October 20, 2000	June 16, 2001

Stephen L. Shulman	Form 3	October 20, 2000	June 16, 2001

Scott W. Straka	Form 3	October 20, 2000	June 16, 2001

Anthony C. Caputo	Form 3	October 20, 2000	June 16, 2001

Arthur N. Smith	Form 3	October 20, 2000	June 16, 2001

Nicholas Anderson	Form 3	October 20, 2000	June 16, 2001

          In addition, no Forms 5 were filed for the above individuals to report the late reports of such holdings. Except as set forth above, based solely on its review of the copies of such reports received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Corporation believes that all other applicable Section 16(a) reporting and filing requirements were satisfied from October 20, 2000, through December 31, 2000.

Item 10.  Executive Compensation

          (a)  Summary of Compensation

          The following table sets forth for the fiscal years ended December 31, 2000, 1999 and 1998, respectively, the cash and non-cash compensation awarded, paid or accrued by the Registrant to Stephen Shulman, President, Chief Executive Officer and director, Nicholas Anderson, Chief Technology Officer and director and Arthur Smith, Chief Financial Officer (the "Named Executive Officers"). No other executive officers of the Registrant earned more than $100,000 in total annual salary and bonus for 1998, 1999 and 2000 in all capacities in which such person served the Registrant.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
				Awards
Name and Principal Position	Year	Salary	Other Annual Compensation	Number of Securities Underlying Options/SAR
Stephen Shulman, President and Chief Executive Officer and Director(1)	2000	$50,000	$1,313,000(2)	650,000(3)
Nicholas Anderson, Former President and Chief Executive Officer, Chief Technology Officer and Director(1)	2000 1999 1998	50,000(4)(5) - -	$606,000(6) $72,000(5) 60,000(5)	300,000(7) - -
Arthur Smith, Chief Financial Officer(1)	2000	35,000	$101,000(8)	50,000(9)

(1)

On August 7, 2000, Nicholas Anderson resigned as President and Chief Executive Officer of the Registrant and Stephen Shulman was elected in his place and stead to serve until the next annual meeting of the Board of Directors of the Registrant. On the same day, Mr. Anderson was elected as the Registrant's Chief Technology Officer and Arthur Smith was elected as the Registrant's Chief Financial Officer.

(2)

Consists of 650,000 options issued under the 2000 Plan on September 7, 2000. The exercise price of $2.00 per share was below the $4.02 market value of the underlying common stock determined utilizing SEC guidelines. The difference of $2.02 per share was recorded as compensation expense (650,000 multiplied by $2.02).

(3)

Consists of 400,000 shares issuable upon exercise of a non-qualified stock option and 250,000 shares issuable upon exercise of an Incentive Stock Option, each granted under the 2000 Plan on September 7, 2000 having an exercise price of $2.00 per share.

(4)

From January 1, 2000 through August 6, 2000, Mr. Anderson did not earn or receive any commission payments. On August 7, 2000, Mr. Anderson's form of compensation was changed from commission based to salary based compensation and, as to this date, Mr. Anderson's annual salary was set at $120,000.

(5)	Mr. Anderson was compensated on a commission basis for the performance of his services during this time period.

(6)

Consists of 300,000 options issued under the 2000 Plan on September 7, 2000. The exercise price of $2.00 per share was below the $4.02 market value of the underlying common stock determined utilizing SEC guidelines. The difference of $2.02 per share was recorded as compensation expense (300,000 multiplied by $2.02).

(7)

Consists of (i) 131,820 shares issuable upon exercise of non-qualified stock options and (ii) 18,180 shares issuable upon exercise of incentive stock options. These options were granted on November 6, 1996 under the 1994 Plan and the original exercise prices ($4.50 and $5.00 respectively) were repriced on September 7, 2000 to $2.00 per share. Also includes 150,000 shares issuable upon exercise of an incentive stock option granted on September 7, 2000 under the 2000 Plan, at a per share exercise price of $2.00.

(8)

Consists of 50,000 options issued under the 2000 Plan on September 7, 2000. The exercise price of $2.00 per share was below the $4.02 market value of the underlying common stock determined utilizing SEC guidelines. The difference of $2.02 per share was recorded as compensation expense (50,000 multiplied by $2.02).

(9)	Consists of 50,000 shares issuable upon exercise of an incentive stock option granted under the 2000 Plan on September 7, 2000 having an exercise price of $2.00 per share.

          (b)  Option Awards

          The following table sets forth information with respect to individual grants of stock options to the named executive officers and repricing of stock options held by the named executive officers during fiscal 2000.

OPTION GRANTS IN LAST FISCAL YEAR
Name of Officer	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise or Base Price Per Share	Expiration Date
Stephen Shulman	650,000(2)	51.0%	$2.00	September 7, 2010
Nicholas Anderson	150,000	11.8%	$2.00	September 7, 2010
	150,000(3)	Repriced	$2.00	November 6, 2001
Arthur Smith	50,000	3.9%	$2.00	September 7, 2010

(1)

On September 7, 2000, the Company issued 560,000 non-qualified stock options and 715,000 incentive stock options to employees of the Registrant under the 2000 Plan at an exercise price of $2.00 per share. All options begin vesting on September 7, 2001.

(2)	This number includes 400,000 options issued contingent on the Registrant increasing its authorized common stock, which occurred at the Registrant's 2001 annual stockholders' meeting.

(3)	Repriced on September 7, 2001. See footnotes to previous table.

          The following table sets forth information with respect to the named executive officers concerning the number and value of unexercised stock options held as of the end of Fiscal 2000. No named executive officer exercised stock options during Fiscal 2000.

FISCAL YEAR-END OPTION VALUES
Name of Executive Officer	Number of Securities Underlying Unexercised Options at Fiscal Year End (Exercisable/Unexercisable)	Value of Unexercised In-The- Money Options at Fiscal Year End (Exercisable/ Unexercisable)
Stephen Shulman	0/650,000	$0/344,500
Nicholas Anderson	150,000/150,000	$79,500/79,500
Arthur Smith	0/50,000	$0/26,500

          (c)  Long-Term Incentive Plan Awards

          During the year ended December 31, 2000, the Registrant made no awards under long-term incentive plans.

          (d)  Compensation of Directors

          Each Director was elected to serve on the Registrant's Board of Directors pursuant to the Stockholders' Agreement. Directors of the Company who are employees do not receive any compensation for their services as members of the Board of Directors, but are reimbursed for expenses incurred in connection with their attendance at annual meetings of the Board of Directors.

          The Company has agreed to compensate Scott W. Straka, Lee W. Greenberg and Leonard S. Bellezza for their service as directors. On September 7, 2000, each director received a non-qualified stock option to purchase 50,000 shares of the Registrant's Common Stock at an exercise price of $2.00 per share. Using SEC guidelines, the exercise price of $2.00 was below the market value of the underlying common stock. As a result, the Registrant recorded additional compensation expense to account for the difference between the $2.00 exercise price and the $4.02 market value determined utilizing SEC guidelines.

          (e)  Employment Contracts and Termination of Employment and Change-In-Control Arrangements

          All employees of the Registrant are parties to customary agreements regarding non-disclosure/non-competition and ownership of intellectual property.

          The Registrant executed employment agreements with Mr. Shulman for his services as Chairman, President and Chief Executive Officer and Mr. Anderson for his services as Chief Technology Officer. The agreements are for a base term of five (5) years, and are thereafter renewable for additional periods of three (3) years unless the Registrant gives notice to the contrary. In accordance with the agreements, Messrs. Shulman's and Anderson's 2001 base salary is $120,000, increasing annually thereafter in

$18,000 increments. In the event the Registrant is financially unable to pay Messrs. Shulman and Anderson their annual increase in salary, then the Board of Directors (the "Board") may elect to defer the payment of the salary increase. All salary payments deferred by the Board shall accrue in favor of the respective party. In addition, Messrs. Shulman and Anderson are entitled to receive an annual cash bonus based upon a percentage of the Registrant's pre-tax income (as defined) for each fiscal year in accordance with a sliding scale schedule contained in the agreements. No bonus is payable unless and until the Registrant earns pre-tax income in excess of $500,000. The agreements also provide for certain non-competition and non-disclosure covenants of the executives and for certain Registrant paid fringe benefits such as disability insurance and inclusion in pension, profit sharing, stock option, savings, hospitalization and other benefit plans at such times as the Registrant shall adopt them.

          The employment agreements for Messrs. Shulman and Anderson also provide for the payment of additional severance compensation of $468,000 in the event that at any time during the term thereof (i) the agreement is terminated by the Registrant without cause (as defined therein), or (ii) terminated by the employee due to a change in control (as defined therein). The Registrant believes that the change in control provisions in these agreements may tend to discourage attempts to acquire a controlling interest in the Registrant and may also tend to make the removal of management more difficult; however, the Registrant believes such provisions provide security and decision-making independence for its executive officers.

          (f)  Report On Repricing Of Options

          No stock options or freestanding SAR's were repriced during the last fiscal year ended December 31, 2000 while the Registrant was a reporting company pursuant to Sections 13(a) or 15(d) of the Exchange Act of 1934. As referenced above, incentive stock options and non-qualified stock options to purchase an aggregate 481,820 shares of the Registrant's common stock granted on November 1, 1996 at $5.50 and $5.00 per share, respectively, were repriced to $2.00 per share on September 7, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth as of February 8, 2002 certain information regarding the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers, and (iv) all of the Company's executive officers and directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Common Stock	Anthony C. Caputo P.O. Box 6581 Bridgewater, NJ 08807	1,492,820	(2)	22.4%

Common Stock	Nicholas Anderson Chief Technology Officer and Director	1,591,653	(3)	23.8%

Common Stock	Performance Control, L.L.C.	1,004,853	(4)	15.4%

Common Stock	Stephen L. Shulman, President and Director	1,249,696	(5)	18.8%

Common Stock	Arthur N. Smith, Chief Financial Officer	10,000	(6)	.2%

Common Stock	Scott W. Straka, Director	20,000	(7)	.3%

Common Stock	Lee W. Greenberg, Director	10,000	(8)(10)	.2%

Common Stock	Leonard S. Bellezza, Director	60,000	(9)(10)	.9%

Common Stock	Phillip Elkus 27888 Orchard Lake Rd. Farmington Hills, MI 48334	1,027,353	(11)	15.7%

Common Stock	R. Scott Caputo 88 East Main Street Suite 514 Mendham, NJ 07945	375,500	(12)	5.6%

Common Stock	All Executive Officers and Directors as a group (6 persons)	2,941,349		42.8%

_____________

(1)	Percentage of beneficial ownership is based on 6,523,120 shares of common stock outstanding. Unless otherwise noted, all address information is 4220 Varsity Drive, Suite E, Ann Arbor, MI 48108

(2)

Includes 131,820 shares that Mr. Caputo is entitled to purchase upon the exercise of non-qualified stock options. These options were granted on November 6, 1996, under the Registrant's 1994 Incentive Stock Option Plan (the "1994 Plan") and the original exercise prices ($5.50 and $5.00 respectively) were repriced on September 7, 2000, to $2.00 per share.

(3)

Includes 131,820 shares that Mr. Anderson is entitled to purchase upon the exercise of non-qualified stock options. These options were granted on November 6, 1996, under the 1994 Plan and the original exercise prices ($5.50 and $5.00 respectively) were repriced on September 7, 2000, to $2.00 per share. Also includes 30,000 shares that Mr. Anderson is entitled to purchase upon the exercise of incentive stock options granted on September 7,

2000, under the Registrant's 2000 Stock Option and Restricted Stock Plan (the "2000 Plan"), at an exercise price of $2.00 per share, which begin vesting on September 7, 2001.

(4)

Represents shares issued pursuant to the Asset Agreement and subject to the Stockholders' Agreement. The control persons of Percon are Steven Shulman and Phillip Elkus, owning 30% and 50%, respectively.

(5)

Includes: (i) 80,000 shares that Mr. Shulman is entitled to purchase upon the exercise of non-qualified stock options, and (ii) 50,000 shares that Mr. Shulman is entitled to purchase upon the exercise of incentive stock options. All options were granted on September 7, 2000, under the 2000 Plan, at an exercise price of $2.00 per share and begin vesting on September 7, 2001. Also includes 1,004,853 shares that are owned by Percon of which Mr. Shulman is a control person.

(6)

Includes 10,000 shares that Mr. Smith is entitled to purchase upon the exercise of incentive stock options. The options were granted on September 7, 2000, under the 2000 Plan, at an exercise price of $2.00 per share and begin vesting on September 7, 2001.

(7)

Includes 10,000 shares that Mr. Straka is entitled to purchase upon the exercise of non-qualified stock options. All options were granted on September 7, 2000, under the 2000 Plan, at an exercise price of $2.00 per share and begin vesting on September 7, 2001.

(8)

Includes 10,000 shares that Mr. Greenberg is entitled to purchase upon the exercise of non-qualified stock options. All options were granted on January 10, 2001, under the 2000 Plan, at an exercise price of $2.00 per share and begin vesting on September 7, 2001.

(9)

Includes 10,000 shares that Mr. Bellezza is entitled to purchase upon the exercise of non-qualified stock options. All options were granted on January 10, 2001, under the 2000 Plan, at an exercise price of $2.00 per share and begin vesting on September 7, 2001. Also includes 25,000 shares that Mr. Bellezza is entitled to purchase upon the exercise of a warrant sold pursuant to the Registrant's May 16, 2000 private placement. The warrant is vested and the exercise price is $3 in the first year, $4 in the second year, and $5 in the third year. The warrant expires August 7, 2005.

(10)	As of December 31, 2000, Mr. Greenberg and Mr. Bellezza were not members of the Board and were subsequently elected Directors on January 10, 2001.

(11)	Includes 1,004,853 shares that are owned by Percon of which Mr. Elkus is a control person.

(12)

Includes: (i) 150,000 shares that Mr. Caputo is entitled to purchase upon the exercise of non-qualified stock options. The options were granted on November 6, 1996, under the 1994 Plan and the original exercise price ($5.00) was repriced on September 7, 2000, to $2.00 per share and (ii) 130,500 shares that Mr. Caputo is entitled to purchase from a non-affiliated entity.

Item 12.  Certain Relationships and Related Transactions

          Strategic Advisor and Finder Agreement

          On February 21, 2001, the Registrant entered into a letter agreement with Lee W. Greenberg d/b/a ARI Group ("ARI"), a director of the Registrant, whereby ARI agreed to act as a strategic advisor and as a finder to the Registrant. The agreement was effective March 1, 2001 and automatically renews for successive 36-month terms beginning January 1, 2002, unless terminated. In exchange for these services, the Registrant agreed to compensate ARI as follows:

•	$500 per month until the Registrant raises $1 million in investments as a result of ARI's efforts, at which time the amount is increased to $4,500 per month;
•	One warrant to purchase 50,000 shares of the Registrant's common stock at an exercise price of $2.00 per share during each term of the agreement; and
•	5% of the aggregate investments received by the Registrant as a result of ARI's efforts.

          Bank Loan Stock Pledge

          On September 30, 2000, Nicholas Anderson, an executive officer, director and principal stockholder of the Registrant, pledged an aggregate of 50,000 shares of the Registrant's common stock to Michigan Heritage Bank as collateral security for a $100,000 line of credit the Registrant secured from the bank. This line of credit was subsequently repaid and the shares returned.

          The Asset Agreement and the Stockholders' Agreement

          As part of the Asset Agreement, the Registrant, Nicholas Anderson and Anthony Caputo, the Registrant's two principal stockholders prior to consummation of the Asset Agreement; and Percon, Philip Elkus and Stephen L. Shulman, Percon's two principal members, entered into a Stockholders' Agreement dated August 7, 2000. The terms of the Stockholders' Agreement are described in PART I, Item 1 under the caption "Stockholders' Agreement" and such description is incorporated herein by reference.

          Stockholder's Loan

          On September 29, 1999, the Registrant borrowed $100,000 (the "Caputo Loan") from R. Scott Caputo (the "Lender"), the son of Anthony Caputo who was at that time President and Chairman of the Registrant (see Note 16 to the Financial Statements). As consideration for the loan, Nicholas Anderson, the then President and Chief Executive Officer, granted Mr. Caputo a first lien and security interest in and to an aggregate of 200,000 shares of the Registrant's common stock owned by Nicholas Anderson. As additional consideration, the Registrant issued Mr. Caputo a non-qualified stock option to purchase 30,000 shares of the Registrant's common stock at a floating exercise price equal to the mean between the closing bid and asked price of the Registrant's common stock.

          On September 7, 2000, the parties extended the term of the Loan. As additional consideration for the extension of the maturity date of the Loan, the Registrant authorized the issuance to the Lender of a common stock purchase warrant (the "Caputo Warrant") to purchase 75,000 shares of the Registrant's common stock at an exercise price of $2.00 per share. In exchange, the term was extended and the non-qualified stock option to purchase 30,000 shares issued on September 29, 1999 was returned by the Lender and cancelled. On March 15, 2001, the entire principal amount of the Caputo Loan, plus interest accrued thereon, and the Caputo Warrant was converted into 125,000 shares of the Registrant's common stock.

          Except for the foregoing, during the two fiscal years ended December 31, 2000, and except for the Asset Agreement described under PART I, Item 1, no officer, director or relative or spouse of the foregoing persons or any shareholder known by the Registrant to own of record or beneficially more than five percent (5%) of the Registrant's Common Stock had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          The following exhibits are filed as part of this report:

Description of Document		Location

2.1	Asset Purchase Agreement by and between the Registrant and Performance Control, L.L.C. dated August 7, 2000.	**
3.1	Certificate of Incorporation.	**
3.2	By-Laws.	**
4.1	Certificate of Incorporation. See Exhibit 3.1 above.	**
4.2	By-Laws. See Exhibit 3.2 above.	**
10.1	Asset based lending agreement with Bank One dated December 6, 2000.	***
10.2	August 7, 2000 Stockholders' Agreement.	**
10.3	Lease Agreement for Registrant's Ann Arbor, Michigan facility dated February 16, 1996.	**
10.4	Purchase Agreement between the Registrant and Millar Elevator Service Company dated August 17, 2000.	***
10.5	Purchase Agreement between the Registrant and Montgomery Kone, Inc. dated December 1, 1998.	***
10.6	Certificate of Liability Insurance.	**
10.7	United States Patent #5,821,726.	**
10.8	Purchase Agreement between the Registrant and Defense Supply Center Richmond dated January 12, 2000.	**
10.9	1994 Stock Option Plan.	**
10.10	Patent License Agreement (DN-858) with NASA.	****
10.11	Patent License Agreement (DE-256) with NASA.	****
10.12	Settlement and Release Agreement with NASA.	****
10.13	Modification No. 1 to Patent License Agreement (DE-256) with NASA.	****
10.14	Purchase Order from Otis Elevator Co.	****
10.15	Letter Agreement with Lee W. Greenberg d/b/a ARI Group.	****
10.16	Product Warranty.	****
10.17	Test Report from Medsker Electric, Inc.	****
10.18	Test Report from Oak Ridge National Laboratory.	****
10.19	Test Report from Oregon State University -- The Motor Systems Resource Facility.	****
10.20	Test Report from Otis Elevator Co.	****
10.21	Line of Credit Agreement with Bank One, Michigan dated May 10, 2001.	****
10.22	2000 Stock Option Plan	****
10.23	Employment Agreement with Stephen Shulman	****
10.24	Employment Agreement with Nicholas Anderson	****

----------------------------------------

**Previously filed by the Registrant as an Exhibit on Form 10-SB, on October 20, 2000, here incorporated by reference.
***Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on April 12, 2001, here incorporated by reference.
****Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on October 26, 2001, here incorporated by reference.

          Copies of any exhibits will be furnished to stockholders upon written request. Requests should be directed to Stephen Shulman, President, Power Efficiency Corporation, 4220 Varsity Drive, Suite E, Ann Arbor, Michigan, 48108.

          (b)  Reports on Form 8-K

          No report on Form 8-K was filed during the fourth quarter of the period covered by this report.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: March 20, 2002	By:	/s/ Stephen Shulman
Stephen Shulman, President

In accordance with the Exchange Act, this report have been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 20, 2002	By:	/s/ Stephen Shulman
Stephen Shulman, President and Director

Dated: March 20, 2002	By:	/s/ Arthur Smith
Arthur Smith, Chief Financial Officer

Dated: March 20, 2002	By:	/s/ Nicholas Anderson
Nicholas Anderson, Director

Dated: March 20, 2002	By:
Scott Straka, Director

Dated: March 20, 2002	By:
Lee Greenberg, Director

Dated: March 20, 2002	By:	/s/ Leonard Bellezza
Leonard Bellezza, Director

EXHIBIT INDEX

Description of Document		Location

2.1	Asset Purchase Agreement by and between the Registrant and Performance Control, L.L.C. dated August 7, 2000.	**
3.1	Certificate of Incorporation.	**
3.2	By-Laws.	**
4.1	Certificate of Incorporation. See Exhibit 3.1 above.	**
4.2	By-Laws. See Exhibit 3.2 above.	**
10.1	Asset based lending agreement with Bank One dated December 6, 2000.	***
10.2	August 7, 2000 Stockholders' Agreement.	**
10.3	Lease Agreement for Registrant's Ann Arbor, Michigan facility dated February 16, 1996.	**
10.4	Purchase Agreement between the Registrant and Millar Elevator Service Company dated August 17, 2000.	***
10.5	Purchase Agreement between the Registrant and Montgomery Kone, Inc. dated December 1, 1998.	***
10.6	Certificate of Liability Insurance.	**
10.7	United States Patent #5,821,726.	**
10.8	Purchase Agreement between the Registrant and Defense Supply Center Richmond dated January 12, 2000.	**
10.9	1994 Stock Option Plan.	**
10.10	Patent License Agreement (DN-858) with NASA.	****
10.11	Patent License Agreement (DE-256) with NASA.	****
10.12	Settlement and Release Agreement with NASA.	****
10.13	Modification No. 1 to Patent License Agreement (DE-256) with NASA.	****
10.14	Purchase Order from Otis Elevator Co.	****
10.15	Letter Agreement with Lee W. Greenberg d/b/a ARI Group.	****
10.16	Product Warranty.	****
10.17	Test Report from Medsker Electric, Inc.	****
10.18	Test Report from Oak Ridge National Laboratory.	****
10.19	Test Report from Oregon State University -- The Motor Systems Resource Facility.	****
10.20	Test Report from Otis Elevator Co.	****
10.21	Line of Credit Agreement with Bank One, Michigan dated May 10, 2001.	****
10.22	2000 Stock Option Plan	****
10.23	Employment Agreement with Stephen Shulman	****
10.24	Employment Agreement with Nicholas Anderson	****

----------------------------------------

**Previously filed by the Registrant as an Exhibit on Form 10-SB, on October 20, 2000, here incorporated by reference.
***Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on April 12, 2001, here incorporated by reference.
****Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on October 26, 2001, here incorporated by reference.