Form 10KSB40
period 2001-12-31
POWER EFFICIENCY CORP
filed 2002-04-01
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

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

Common Stock, $.001 Par Value
(Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes   X            No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ( X )

The issuer's revenues for the year ended December 31, 2001, were $633,563.

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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Registrant's line of Power Commander® products; the Registrant's ability to expand and/or modify its line of Power Commander® products on an ongoing basis; general demand for the Registrant's products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Registrant's negative net tangible book value; delays or errors in the Registrant's ability to meet customer demand and deliver Power Commander® products on a timely basis; the Registrant's lack of working capital; the Registrant's need to relocate and/or upgrade its facilities; changes in laws and regulations affecting the Registrant and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; local and global uncertainties created by the terrorist acts of September 11 and the current war against terrorism; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. See "Management's Discussion and Analysis or Plan of Operation." Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

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

          Three-Phase Power Commander®. The initial market for the Three-Phase Power Commander® is the elevator and escalator industry, although the Registrant is marketing this product to other industries such as the plastics manufacturing, petroleum and automotive industries. Domestic sales in the elevator and escalator market were $6.5 billion in 2000. Based upon trade journals (e.g. Elevator World Source Book 2001-2002), there are approximately 699,725 elevators and 36,400 escalators currently in operation in North America alone. Additionally, approximately 24,725 new elevators and 1,400 new escalators, respectively, are installed annually in the domestic market. Each existing installation is a potential candidate for the retrofit of the Three-Phase Power Commander® and each new installation is a potential candidate for initial installation.

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

Research and Development

          The Registrant intends to continue its research and development effort to introduce new products based on the Power Commander® solid-state technology. Towards this end, the Registrant spent $242,243 in fiscal 2001 and $120,429 in fiscal 2000 on research and development activities, virtually none of which was borne by customers. In addition, and for the foreseeable future, the Registrant intends to limit its research and development activities to secondary products for Three-Phase industrial and commercial AC induction motors. Two of these products are (i) a soft starting motor starter (without energy saving features) to compete with existing transformer and other electro-mechanical type motor starters; and (ii) a high voltage energy saving motor controller for motors ranging in sizes from 2000 to 6000 volts.

Marketing and Sales

          The Registrant's marketing efforts for the Power Commander® have been concentrated in several industries in which the Registrant's principal stockholders have significant experience. These areas include the elevator and escalator industry; national electrical supply houses; large real estate property management companies; the oilfield supply industry; and to a lesser extent, public transportation systems. From inception through December 31, 2001, a total of 3,951 of the Registrant's motor controllers were sold to more than 120 of the OEM's customers located throughout the United States and Asia under the following brands: Performance Controller™, Power Commander®, Energy Master, Current Control, and Ecostart. Customer industry profiles include retail outlets, public transportation, hotels, manufacturers and federal government facilities. This unit total includes sales made by Percon's OEM's and distributors prior to selling its assets to the Registrant.

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

Employees

          At the date of this document, the Registrant employs 10 persons on a full time basis. Of this number, one person is engaged in administration/international sales, one in operations management, two in sales and marketing, one in engineering/administration, two in engineering/production, one in accounting and finance, one in technical support and one in clerical, stenographic and reception. At such time as business conditions dictate, the Registrant expects to hire additional personnel for, among other things, increased production, marketing and sales. The Registrant has no collective bargaining agreements and considers its relationship with its employees to be good. The Registrant utilizes consultants in the areas of electrical and mechanical engineering, manufacturing engineering, and financing and strategy on an ongoing basis.

Customers

          The Registrant currently does business with approximately 25 customers. Of this number, four, including Otis Elevator Company (Division of United Technologies), KONE, Inc., Millar Elevator Service Co. (the service arm of Schindler Elevator), and the Defense Logistics Agency of the federal government of the United States of America, presently account for approximately 80% of the Registrant's gross revenues. In light of the Registrant's intentions to focus its business on OEMs in the elevator, oil field pump and manufacturing industries, the Registrant may be deemed to be and continue to be dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect upon the Registrant's business.

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

          Registrant's License From NASA About to Expire. The basic technology upon which the Registrant's products are based is derived from a patent license agreement by and between the Registrant and NASA, which expires December 16, 2002. The Registrant's license from NASA is exclusive for the USA and non-exclusive worldwide, although the Registrant is one of only two licensees of NASA's Power Factor Controller Technology worldwide. NASA has waived any and all future payments by the Registrant for use of the NASA patents. The license expires upon expiration of NASA's underlying patents, at which time anyone, including the Registrant, will be free to use the underlying NASA technology. The Registrant has also made certain improvements to the basic technology covered by the NASA license, which may place the Registrant in a competitively superior position to the other licensee. No assurance can be given, however, that the other licensee (a Japan based company) will not seek to improve the basic technology in a manner similar to that of the Registrant.

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

          In addition, the Registrant has issued approximately 810,720 common stock purchase warrants and has granted approximately 1,958,640 stock options. Neither the granting of options nor the issuance of warrants have been registered under the Securities Act, but may, under certain circumstances, be available for public sale in the open market pursuant to Rule 144, subject to certain limitations.

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

          Line of Credit with Bank One. The Registrant's Line of Credit Agreement with Bank One was extended effective February 1, 2002 until April 30, 2002. This extension was retroactive and occurred after the date of the Auditor's Report included in this filing. The Registrant is in default under the terms of the Line of Credit Agreement. If called by the bank, the note would become immediately due and payable which would have a material adverse effect upon the Registrant's business.

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

          The Registrant opened a research, development and marketing facility in the City of New York in July 2001. The Registrant executed a three-year lease that provides for a monthly lease payment of $5,083.33. The initial costs incurred in opening the facility were $19,307, attributable to furniture, telephones, electrical build-outs and moving costs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          On November 26, 2001, the Registrant held its annual meeting of stockholders. The stockholders voted on whether to approve and adopt an Amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 9,000,000 to 50,000,000 and to increase the number of authorized shares of Preferred Stock from 1,000,000 to 10,000,000. The Registrant received 4,364,296 votes for the proposal, zero votes against or withheld, and no broker non-votes.

          The stockholders also voted on whether to ratify the appointment of Sobel & Company, LLC, as the Registrant's independent certified public accountants for the fiscal year ended December 31, 2001. The Registrant received 4,364,296 votes for the proposal and zero votes against or withheld. There were no broker non-votes.

          Finally, the stockholders voted to elect directors. The Registrant's Board of Directors nominated five individuals to comprise the entire Board of Directors, all of whom were elected by the stockholders as follows:

Nominee	For	Withheld
Stephen L. Shulman	4,364,296	0
Nicholas Anderson	4,364,296	0
Scott W. Straka	4,364,296	0
Lee W. Greenberg	4,364,296	0
Leonard S. Bellezza	4,364,296	0

There were no abstentions or broker non-votes.

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

	Bid Prices
	High	Low
FISCAL 2001
First Quarter (ended March 31)	5.00	2.50
Second Quarter (ended June 30)	8.95	2.75
Third Quarter (ended September 30)	5.95	3.25
Fourth Quarter (ended December 31)	3.75	2.90
FISCAL 2000
First Quarter (ended March 31)
OTCBB (period ended March 21)	9.25	5.50
Pink Sheets	9.00	3.00
Second Quarter (ended June 30)	3.50	1.95
Third Quarter (ended September 30)	4.125	2.75
Fourth Quarter (ended December 31)	4.125	2.07

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

Recent Sales of Unregistered Securities

          During the three fiscal years ended December 31, 2001, the Registrant consummated the following transactions.

Private Sale on May 14, 2001

          On May 14, 2001, the Registrant sold 118,750 shares of common stock to an accredited investor as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The first 25,000 shares were sold for $100,000 cash and the remaining 93,750 shares were sold for $300,000 cash. The sale was made in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Issuances to Reduce Accounts Payable

          On June 19, 2001, the Registrant issued 10,000 shares of common stock for payment of fees. The total fees that were set aside in exchange for the stock were equal to $30,000. The recipient of the shares was financially sophisticated and had access to all material, corporate information of the Registrant, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

          On February 28, 2001, the Registrant issued 17,525 shares of common stock for payment of fees. The total fees that were set aside in exchange for the stock were equal to $43,811.97. The recipient of the shares was financially sophisticated and had access to all material, corporate information of the Registrant, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

          On January 24, 2001, the Registrant issued 30,000 shares of common stock for payment of fees. The total fees that were set aside in exchange for the stock were equal to $23,000. The recipient of the shares was financially sophisticated and had access to all material, corporate information of the Registrant, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

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

Conversion of Note

          On September 29, 1999, the Registrant borrowed $100,000 from R. Scott Caputo in exchange for a promissory note. As collateral for the note, the Registrant granted Mr. Caputo options to purchase 30,000 shares of common stock. On September 7, 2000, Mr. Caputo extended the payment due-date and relinquished the options to purchase 30,000 shares of common stock in exchange for options to purchase 75,000 shares of common stock. On March 15, 2001, the Registrant issued 125,000 shares of the Registrant's common stock to Mr. Caputo in consideration for his forgiveness of the note, the interest accrued thereon (see PART I, Item 7 and Note 15 to the Financial Statements), and the relinquishment of the stock options that had been issued as collateral for the note. At the time of the conversion, the values of the note, interest, and warrants were $100,000, $15,000, and $10,000, respectively. The issuance of these shares was made in reliance on Section 4(2) of the Securities Act, based upon the existing relationship between the Registrant and Mr. Caputo. Mr. Caputo was financially sophisticated and had access to all material, corporate information of the Registrant, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Section 4(2) of the Securities Act.

Granting of Options and Warrants

          On May 23, 2001, the Registrant granted 10,000 non-qualified stock options, vesting over a five year period beginning March 1, 2002, at an exercise price of $2.00 per share, to Art Marsh. The options vest at the rate of 20% per year, beginning March 1, 2002.

          On March 23, 2001, the Registrant granted 100,000 non-qualified stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share, to Doug Finch. The options vest at the rate of 10% during the first year and then 22.5% per year thereafter.

          On March 23, 2001, the Registrant granted 80,000 incentive stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share to Doug Finch. The options vest at the rate of 10% during the first year and then 22.5% per year thereafter.

          The granting of the options in 2001 were made in reliance on Section 4(6) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

          The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

          The Registrant began generating revenues from sales of its patented Power Commander® line of motor controllers in late 1995. As of December 31, 2001, the Registrant had total stockholders' equity of $1,386,929 primarily as a result of the Registrant's August 7, 2000, purchase of the assets of Percon, formerly the largest distributor of the Registrant's products. The transaction was accounted for as a purchase and the Registrant's Statement of Operations includes Percon's results of operations since the date of acquisition.

          The consolidation of both the operations of entities allowed the Registrant to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM's in the elevator/escalator industry and transferred those agreements to the Registrant as part of the Asset Agreement. The fully integrated organization allowed the Registrant to obtain an asset-based bank line of credit of up to $750,000 for the build up in inventory collateralized by the current inventory and accounts receivable. Also, capital raised in the May 2000 Private Placement (see PART II, Item 5) enabled the Registrant to address the consolidated accounts payable.

Results of Operations: Fiscal 2001 Compared to Fiscal 2000

          Revenues. Revenues for the twelve months ended December 31, 2001, were $633,563 compared to $179,524 for the twelve months ended December 31, 2000, an increase of $454,039, or 253%. The increase in revenues was principally attributable to the increase in sales by the Company's OEM's and major accounts expanding their use of the Company's products.

          Cost of revenues. Cost of revenues for the twelve months ended December 31, 2001, increased to $597,018, or 94.2% of revenues, from $157,035, or 87.4% of revenues, for the twelve months ended December 31, 2000. The increase in cost of revenues was primarily due to the increase in revenues and the cost of materials attributable to the acquisition of Percon inventory.

          Research and development. Research and development expenses were $242,243, or 38% of revenues, for the twelve months ended December 31, 2001, as compared to $120,429, or 67% of revenues, for the twelve months ended December 31, 2000. The development of automatic safety systems for products with public applications increased research and development costs.

          Selling, general and administrative. Selling, general and administrative expenses decreased to $1,522,404, or 240% of revenues, for the twelve months ended December 31, 2001, from $4,255,940, or 2,371% of revenues, for the twelve months ended December 31, 2000. The significant decrease in selling, general and administrative expenses was due primarily to the prior year's recognition of compensation expense attributable to the issuance and repricing of options. The options were issued with an exercise price of $2.00 per share, which the SEC has stated it believes was below the fair market value of the stock at the time of issuance. The difference between the exercise price and the fair market value, determined using SEC guidelines, was recorded as compensation expense in the amount of $3,649,776. There was an increase in 2001 general expenses due to increases in sales, marketing and administrative personnel from eight to ten.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2001

          Since inception, the Registrant has financed its operations primarily through the sale of its equity securities and using bank borrowings. As of December 31, 2001, the Registrant has received a total of approximately $2,257,261 from public and private offerings of its equity securities and received approximately $445,386 under a bank line of credit. As of December 31, 2001, the Registrant had cash and cash equivalents of $35,245.

          Cash used for operating activities for the twelve months ended December 31, 2001, was $1,107,265 and was $669,184 in 2000. Of the $1,107,265 of cash used for operating activities in 2001, the largest contributing factors were a net loss of $1,863,802, depreciation and amortization of $281,587, additional paid in capital related to write-off of deferred financing costs of $38,502, troubled debt restructuring of $130,000, issuance of stock options of $47,300, decreases in accounts receivable of approximately $103,048, increases in inventory of approximately $83,091 and increases in prepaid expenses and deposits of $9,057. In addition, operating activities reflected a $216,426 increase in accounts payable and accrued expenses and an increase in accrued salaries and payroll taxes of $31,822. Of the $669,184 of net cash used for operating activities in fiscal 2000, the largest contributing factors were a net loss of $4,354,080 and repricing and issuance of stock options of $3,649,776, which were offset by approximately $138,154 in depreciation and amortization and an increase in accounts receivable of approximately $43,916. In addition, there was a decrease in accounts payable and accrued expenses of approximately $106,727 and an increase in accrued salaries and payroll taxes of approximately $14,930.

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

In December 2000, the Registrant obtained an asset-based bank line of credit of up to $750,000, with borrowings secured by all of the Registrant's assets. Borrowings under the line are based on a formula derived from the levels of the Registrant's eligible accounts receivable and inventory. The line of credit agreement was extended effective February 1, 2002 until April 30, 2002, and the Registrant was in default on the agreement at the time of this filing. This extension was retroactive and occurred after the date of the Auditor's Report included in this filing.

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

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative financial instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings (loss) or comprehensive income (loss), depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Virtually all of the Registrant's revenues and the majority of its costs are denominated in U.S. dollars, and to date, the Registrant has not entered into any derivative contracts. The effective date of SFAS 133, as amended by SFAS 137 and SFAS 138, is for fiscal years beginning after June 15, 2000.

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

Item 7.  Financial Statements

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2001 AND 2000

INDEX

Page

Independent Auditors' Report	23

Financial Statements:

Balance Sheet	24

Statements of Operations	25

Statements of Changes in Stockholders' Equity	26

Statements of Cash Flows	27

Notes to Financial Statements	28-42

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Power Efficiency Corporation
Ann Arbor, Michigan

We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the "Company") as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, current liabilities exceed current assets by $650,533, the balance sheet reflects a negative tangible net worth, and the line of credit agreement expired January, 31, 2002 and is subject to call. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sobel & Co., LLC Certified Public Accountants

March 5, 2002
Livingston, New Jersey

POWER EFFICIENCY CORPORATION BALANCE SHEET DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,245
Accounts receivable, net of reserve of $5,000	11,118
Inventory	609,545
Total Current Assets	655,908

PROPERTY AND EQUIPMENT, Net	148,565

OTHER ASSETS:
Deposits	15,500
Patent application costs, net	15,987
Goodwill, net	1,929,963
Customer contracts, manuals and sales literature, net	154,352
Website and customer list, net	73,095
Total Other Assets	$2,188,897

$2,993,370
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit agreement	$445,386
Accounts payable and accrued expenses	672,122
Accrued salaries and payroll taxes	83,433
Stockholder and officers' loans payable	105,500
Total Current Liabilities	1,306,441

LONG-TERM LIABILITIES
Stockholder note payable	300,000
Total Liabilities	1,606,441

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	--
Common stock, $.001 par value, 50,000,000 shares authorized, 6,523,120 issued and outstanding in 2001	6,523
Additional paid-in capital	8,869,914
Accumulated deficit	(7,489,508)
Total Stockholders' Equity	1,386,929

$2,993,370

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2001	2000

REVENUES	$633,563	$179,524

COSTS AND EXPENSES:
Cost of sales	597,018	157,035
Research and development	242,243	120,429
Selling, general and administrative	1,522,404	4,255,940
Total Costs and Expenses	2,361,665	4,533,404

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,728,102)	(4,353,880)

PROVISION FOR INCOME TAXES	(5,700)	(200)

NET LOSS BEFORE EXTRAORDINARY ITEM	(1,733,802)	(4,354,080)

EXTRAORDINARY ITEM -- TROUBLED
DEBT RESTRUCTURING	(130,000)	-

NET LOSS	$(1,863,802)	$(4,354,080)

BASIC LOSS PER COMMON SHARE:
Net loss before extraordinary item	$(0.27)	$(0.86)
Extraordinary item	(0.02)	-
BASIC LOSS PER COMMON SHARE	$(0.29)	$(0.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,409,000	5,034,000

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2002 AND 2000
			Additional Paid-in Capital
	Common Stock			Accumulated Deficit	Stockholders' Equity
	Shares	Amount

BALANCE, January 1, 2000	4,383,600	$4,384	$1,123,718	$(1,271,626)	$(143,524)

Common stock sold at various times during the year, net of costs	500,000	500	434,559	--	435,059

Common stock issued for services rendered	47,525	47	73,765	--	73,812

Repricing and issuance of stock options	--	--	3,649,776	--	3,649,776

Common stock issued in conjunction with acquisition of Performance Control, LLC	1,112,245	1,112	2,668,276	--	2,669,388

Net loss, 2000	--	--	--	(4,354,080)	(4,354,080)

BALANCE, December 31, 2000	6,043,370	6,043	7,950,094	(5,625,706)	2,330,431

Common Stock sold at various times during the year, net of costs	343,750	344	609,656	--	610,000

Issuance of stock options	--	--	47,300	--	47,300

Shares issued in conjunction with extinguishment of debt for common stock	125,000	125	229,875	--	230,000

Common stock issued for services rendered	10,000	10	29,990	--	30,000

Exercise of warrants for common stock	1,000	1	2,999	--	3,000

Net loss, 2001	--	--	--	(1,863,802)	(1,863,802)

BALANCE, December 31, 2001	6,523,120	$6,523	$8,869,914	$(7,489,508)	$1,386,929

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2001	2000

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(1,863,802)	$(4,354,080)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	281,587	138,154
Write-off of deferred financing costs	38,502	--
Troubled debt restructuring	130,000	--
Additional paid-in capital related to repricing and issuance of stock options	47,300	3,649,776
Changes in certain assets and liabilities:
(Increase) decrease in:
Accounts receivable	103,048	(43,916)
Inventory	(83,091)	28,679
Prepaid expenses	443	--
Deposits	(9,500)	4,000
Increase (decrease) in:
Accounts payable and accrued expenses	216,426	(106,727)
Accrued salaries and payroll taxes	31,822	14,930
Net Cash Used for Operating Activities	(1,107,265)	(669,184)

INVESTING ACTIVITIES:
Purchase of fixed assets	(51,981)	--

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of costs	613,000	435,059
Costs associated with obtaining credit agreement	--	(34,920)
Advances on line of credit agreement	167,499	277,887
Loans from stockholders and officers	405,500	--
Net Cash Provided by Financing Activities	1,185,999	678,026

INCREASE IN CASH AND CASH EQUIVALENTS	26,753	8,842

CASH AND CASH EQUIVALENTS:

Beginning of year	8,492	(350)

End of year	$35,245	$8,492

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 1 -- NATURE OF BUSINESS:

Power Efficiency Corporation ("Power Efficiency" and/or the "Company"), was incorporated in Delaware on October 19, 1994. Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world. The Company currently has two principal and proprietary products: the Three Phase Power Commander®, which is used in industrial applications, and the Single Phase Power

Commander®, which is used in consumer applications. The Company also engages in research and development of new related energy saving products.

The Company's primary customers are original equipment manufacturers (OEM's) and commercial accounts located throughout the United States of America, Mexico, China, and Canada.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Website, Customer List and Amortization:
Website and customer lists are stated at cost. Website costs capitalized include application and infrastructure development stage costs and graphics. Amortization is computed based upon the estimated useful life of the website and customer list, which is three years. Website maintenance and hosting costs are charged to expense as incurred.

Shipping and Handling Costs:
The Company bills customers for freight. Actual costs for shipping and handling are included as components of costs of sales.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

Revenue Recognition:
Revenue from product sales to OEM's and distributors is recognized at the time of shipment to the OEM's and distributors when all services are complete. Returns and other sales adjustments (discounts and shipping credits) are provided for in the same period the related sales are recorded.

Loss Per Common Share:
Loss per common share is determined by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is not presented since giving effect to potential common shares would be anti-dilutive.

Accounting for Stock Based Compensation:
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25). If the option price under the Stock Option Plans equals or exceeds the fair market value of the common shares on the date of grant, no compensation cost is recognized under the provisions of APB25 for stock options. If the option price under the Stock Option Plans is less than the fair market value of the common stock on the date of grant, compensation cost is recognized for the difference.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," for stock options issued. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period.

Long-Lived Assets:
The Company reviews the carrying value of its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the historical carrying amount of its assets might not be recoverable. The Company assesses recoverability of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment is recorded equal to the difference between the asset's carrying value and fair value. There is no current indication that the Company's long-lived assets are not recoverable.

Income Taxes:
The Company has not provided for deferred taxes because the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are not material.

Deferred Financing Costs:
The Company capitalizes costs incurred in connection with securing financing and amortizes these costs over the related term of the loan agreements.

Costs Incurred with Raising Equity:
The Company nets costs incurred in raising equity capital against the amounts raised and these costs are shown as a reduction of additional paid-in capital.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Product Warranties:
The Company warrants its products for eighteen months. During the warranty period, the Company's policy is to replace the defective product. The Company has been providing for warranty costs as they are incurred. The Company periodically reviews warranty claims and will establish a reserve for warranty claims when such amount is determinable and necessary based on historical information.

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

The Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," for the year ended December 31, 2002. SFAS No. 142 requires that goodwill shall no longer be amortized. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances. SFAS No. 142 shall initially be applied at the beginning of the fiscal year.

Customer Contracts, Manuals and Sales Literature and Amortization:
Customer contracts, manuals and sales literature acquired in connection with a business acquisition are deferred and amortized on the straight-line method over five years.

Advertising:
Advertising costs are expensed as incurred.

NOTE 3 -- GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, current liabilities exceed current assets by $650,533, tangible net worth is approximately $(786,000), and the line of credit agreement expired January 31, 2002, and is subject to call. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management also plans to raise additional capital through equity issuance or other types of financing.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 4 -- ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF PERFORMANCE CONTROL, LLC:

On August 7, 2000, the Company purchased certain assets and assumed certain liabilities of Performance Control, LLC ("Performance Control"), its then major customer, for an aggregate of 1,112,245 newly issued shares of the Company's common stock. This acquisition was accounted for as a purchase in accordance with APB16. The statement of operations includes Performance Control's results of operations since August 7, 2000, the date of purchase. The newly issued stock was valued at $2.40 per share. The purchase price of $2,669,388 was allocated as follows:

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

Performance Control's website was capitalized since it is a viable working site and continues to function. Such site continues to generate sales, leads, contacts and inquiries about the Company's products. The Company's primary website is www.powerefficiencycorp.com with an automatic re-routing from www.performancecontrol.com.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 4 -- ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF PERFORMANCE CONTROL, LLC: (Continued)

Pro Forma Information:
The following unaudited pro forma information purports to show the effects on results of operations for the year ended December 31, 2000, had the acquisition of Performance Control occurred on January 1, 2000. This unaudited pro forma information is based on historical results of operations, adjusted for acquisition costs, goodwill amortization, website depreciation, customer list amortization, manual and sales literature design cost amortization and elimination of intercompany profit on inventory held from purchases by Performance Control from Power Efficiency. This is not necessarily indicative of what the results would have been had the Company operated Performance Control since the beginning of the period.

Year Ended December 31,

Statements of Operations (Unaudited)	2000(a)(b)
Revenues	$251,011

Net Loss	$(4,927,945)

Loss Per Common Share	$(.98)

(a)  Included in this column are the accounts of Performance Control, of which Power Efficiency acquired certain assets and assumed certain liabilities from August 7, 2000. Performance Control's year end is December 31st. Accordingly, the amounts included in 2000 represent Performance Control's unaudited amounts from their financial statements for the seven months ended July 31, 2000.

(b)  Adjustments to operating expenses include the following items:

Depreciation	$13,385
Amortization
-- Goodwill	82,880
-- Website and customer list	26,929
-- Customer contracts, manuals and sales literature	25,127
Elimination of intercompany profit in ending inventory	154,346
Officer compensation	105,268
Interest	(7,125)

$400,810

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 5 -- PROPERTY AND EQUIPMENT:

At December 31, 2001, property and equipment is comprised as follows:

2001
Machinery and equipment	$146,192
Office furniture and equipment	81,411
227,603
Less: accumulated depreciation	79,038
Property and Equipment, Net	$148,565

Depreciation for the years ended December 31, 2001 and 2000 amounted to $35,171 and $20,351, respectively.

NOTE 6 -- CONCENTRATIONS OF RISKS:

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

Four customers accounted for approximately 84% of 2001 sales and 49% of accounts receivable at December 31, 2001. Two customers accounted for approximately 72% of 2000 sales and 83% of accounts receivable at December 31, 2000.

International sales as a percentage of total revenues for the years ended December 31, 2001 and 2000 are as follows:

Country	2001	2000
Mexico	9%	--
China	3%	12%
Canada	15%	15%

NOTE 7 -- INVENTORIES:

Inventories consist of the following:

December 31,
2001
Raw materials	$269,880
Finished goods	339,665
$609,545

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 8 -- LINE OF CREDIT AGREEMENT:

On December 6, 2000, the Company entered into a line of credit agreement with a bank in the sum of $750,000. The aggregate principal amount outstanding at any one time shall not exceed the lesser of the bank's "borrowing formula" or $750,000. The bank's borrowing formula means: (a) 80% of the Company's trade accounts receivable in which the bank has a perfected, first priority security interest, excluding amounts more than 90 days past due from the date of invoice, and accounts otherwise unacceptable to the bank, plus (b) inventory of the Company in which the bank has a perfected first priority security interest, revalued at the lower of cost or market, but not exceeding $500,000, reducing to $450,000 at February 28, 2001, $400,000 at March 31, 2001, and $350,000 at April 30, 2001, in the aggregate, as follows: (1) 50% of raw material inventory, and (2) 50% of finished goods inventory.

The line of credit agreement bears interest at 2.5% per annum above the prime rate (7.25% at December 31, 2001). The line of credit expired January 31, 2002, and the Company is working toward negotiating, extending or modifying the agreement. The line of credit agreement is collateralized by all inventory, accounts receivable, equipment and instruments. The bank has a general lien on all corporate assets.

In addition, the line of credit agreement contains restrictive covenants. These include, among other things, certain requirements for financial reporting, and restrictions on dividends (no declaration or payment of dividends), sales of shares (unable to issue, sell or otherwise dispose of capital stock), guarantees, advances and investments.

The Company's outstanding borrowings of $445,386 at December 31, 2001, exceeded its total availability under the line of credit agreement by approximately $132,000. No waiver has been received from the bank authorizing such excess borrowings.

At December 31, 2001, the Company wrote-off approximately $38,500 of deferred financing costs. Such costs were expensed since renewal of the line of credit is not assured.

NOTE 9 -- INCOME TAXES:

As of December 31, 2001, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $3,800,000 which expire at varying amounts through 2021. The net operating loss carryforwards result in deferred tax assets of approximately $1,300,000 at December 31, 2001; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets. The provision for income taxes represents state franchise taxes.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 10 -- WARRANTS AND STOCK OPTION PLAN:

Warrants:
In connection with a limited public offering of its common stock pursuant to a Rule 504 offering memorandum dated July 15, 1996, the investment banker received, for nominal consideration, five-year warrants to purchase 36,720 shares of common stock. These warrants are exercisable at any time during the five-year period commencing October 17, 1996, for $5.50 per share of common stock. In addition to permitting the payment of the exercise price in cash, the holder of the warrant may surrender the warrant to the Company for cancellation in lieu of cash for the exercise price. Under this alternative, the Company would issue a lesser number of shares of common stock (determined in accordance with a formula), retire the warrants, and receive no cash. The exercise price was amended to $2.00 per share on September 7, 2000. The Company has extended the date of expiration of the warrants to October 15, 2002.

In connection with the May 16, 2000, Private Placement Memorandum, the Company issued 725,000 placement warrants pursuant to a Rule 506 Private Placement. The placement warrants are five-year warrants to purchase additional shares of the Company's common stock at $3.00 per warrant share during the first year; $4.00 per warrant share the second year; and $5.00 per warrant share during the third year. During 2001, 1,000 placement warrants were exercised at $3.00 per warrant share.

In connection with the Performance Control acquisition, a financial consultant received five-year warrants to purchase 50,000 shares of common stock. These warrants are exercisable at any time during the five-year period commencing August 1, 2000, for $2.00 per share of common stock.

Warrant activity during the years ended December 31, 2001 and 2000 follows:

	Warrants	Exercise Price
Outstanding at January 1, 2000	36,720	$2.00
Issued during 2000	550,000	3.00
Warrants outstanding at December 31, 2000	586,720	2.94
Issued during 2001	225,000	3.00
Exercised during 2001	(1,000)	3.00

Warrants outstanding at December 31, 2001	810,720	$2.96

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 10 -- WARRANTS AND STOCK OPTION PLAN: (Continued)

Stock Option Plan:
In 1994, the Company adopted a Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of options to purchase up to 500,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder in excess of 10%) on the date of the grant. These options were repriced by the Board of Directors on September 7, 2000, to $2.00 per share. No options have been exercised to date. According to the SEC, since the exercise price is less than the average market price per share for fifteen days prior to date of repricing, the Company was required to recognize $973,276 as additional compensation expense in 2000. Options for 56,360 shares issued under the 1994 Plan expired on October 31, 2001. At December 31, 2001, there are 443,640 options outstanding under the 1994 Plan.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan"). Under the 2000 Plan, options to purchase 1,325,000 shares of common stock at an exercise price of $2.00 were granted. No options have been exercised to date. According to the SEC, since the exercise price is less than the average market price per share for fifteen days prior to the date of issuance, the Company was required to recognize $2,676,500 as additional compensation expense in 2000.

Plan activity during the years ended December 31, 2001 and 2000 follows:

	Options	Exercise Price
Outstanding at January 1, 2000	500,000	$2.00
Granted during 2000	1,325,000	2.00
Exercised during 2000	--	--
Expired during 2000	(18,180)	2.00
Options outstanding and exercisable at December 31, 2000	1,806,820	2.00
Granted during 2001	190,000	2.00
Exercised during 2001	--	--
Expired during 2001	(38,180)	2.00
Options outstanding and exercisable at December 31, 2001	1,958,640	$2.00

Weighted average remaining contractual life at December 31, 2001, for all options is 7.6 years.

The Board of Directors authorized the issuance of 1,325,000 options at an exercise price of $2.00 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 51%; risk-free interest rate of 6.0%; and expected lives of 9.8 years.

Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000, would have been as follows:

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 10 -- WARRANTS AND STOCK OPTION PLAN: (Continued)

	2001	2000
Net loss -- as reported	$(1,863,802)	$(4,354,080)
Net loss -- pro forma	$(2,287,141)	$(5,255,080)
Loss per common share - as reported	$(0.29)	$(0.86)
Loss per common share - pro forma	$(0.36)	$(1.04)

On March 23, 2001, the Company granted 180,000 stock options at an exercise price of $2.00. According to the SEC, since the weighted average price per share was $1.83 fifteen days prior to issuance, the Company is not required to recognize compensation expense.

On May 23, 2001, the Company granted 10,000 stock options at an exercise price of $2.00. According to the SEC, since the weighted average price per share was $6.73 fifteen days prior to issuance, the Company is required to recognize additional compensation expense of $47,300. This additional compensation expense is included in selling, general and administrative expenses.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES:

The Company leases office, warehouse and research facilities under operating leases. The Ann Arbor, Michigan lease expired on June 30, 2001. This lease continues on a month to month basis. The Company and the landlord are informally discussing the possibility of relocating to a larger facility. The New Hyde Park, New York lease expires on June 30, 2004.

Minimum future rentals are as follows:

Year
2002	$55,410
2003	56,244
2004	28,332
$139,986

Rent expense, including base rent and additional charges, for the year ended December 31, 2001 and 2000 was $94,431 and $35,159, respectively.

Power Efficiency is an exclusive licensee pursuant to a patent license agreement of certain power factor controller technology owned by the United States, as represented by the National Aeronautics and Space Administration (NASA). This license agreement covers the United States of America and its territories and possessions on an exclusive basis and foreign sales on a non-exclusive basis. Such license agreement does not require the Company to pay royalties to NASA in connection with the Company's sale of products employing technology utilizing the licensed patents. The agreement terminates upon the expiration of all of the licensed patents, currently December 2002. The Company filed and received its own patent (No. 5.821.726) that expires in 2017 that management believes will protect the Company's intellectual property position when the last of the NASA patents expire in December 2002.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 11 -- COMMITMENTS AND CONTINGENCIES: (Continued)

The Company is involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts. The Company has accrued approximately $21,300 at December 31, 2001, related to these claims. In November 2001, the parties agreed to settlement of all of their respective claims. In exchange for full releases, the essential terms of the settlement are: (a) the Company agreed to pay $5,000 plus 7,500 newly issued shares of common stock to the manufacturer; and (b) the manufacturer agreed to return to the Company items provided in order to fulfill the Company's contracts. The settlement agreement has not been executed as of the report date. In the opinion of management, after consultation with legal counsel, the outcome of such matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

The Company entered into requirements contracts with four customers for the purchase of motor controllers. The quantities are not fixed or guaranteed. For financial reporting purposes, the Company incurred no liabilities or commitments as a result of these contracts.

Power Efficiency currently utilizes three subcontractors to manufacture the Company's controller boards. These subcontractors provide facilities, equipment, supervision and labor required to assemble; wire; check; test; package; and ship the controller boards. These subcontractors are hired on an as needed basis to produce a minimum number of units via a purchase order. Power Efficiency does not incur any liabilities to subcontractors until purchase orders are issued. No purchase orders were issued or outstanding to subcontractors at December 31, 2001.

NOTE 12 -- RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2001 and 2000, salaries and/or consulting fees of $306,000 and $134,732 were paid to officers/directors/stockholders of the Company, respectively. These amounts are included in research and development and in selling, general and administrative expenses for the years ended December 31, 2001 and 2000.

On May 23, 2001, the Company's board of directors ratified an agreement with a strategic advisor, owned by a director of the Company, to provide strategic direction and operational strategies to the Company. The initial term of this agreement is one year (January 1 to December 31, 2001) and it shall automatically renew for successive thirty-six month periods. The agreement may be terminated by either party giving notice of termination at least 180 days prior to its conclusion. The strategic advisor receives $500 per month, plus expenses, until the Company raises $1.0 million or more in investments at which time the monthly compensation shall increase to $4,500 per month, plus expenses. The strategic advisor was paid approximately $5,700 in 2001. The agreement also provides for the strategic advisor to receive a warrant to purchase 50,000 shares of common stock at an exercise price of $2.00 per share each year. These warrants are exercisable at any time during each year the agreement is in effect.

During 2001 and 2000, the Company incurred legal fees of $102,215 and $52,501 to a law firm. A partner in that firm and the firm are currently stockholders of the Company.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 12 -- RELATED PARTY TRANSACTIONS: (Continued)

Included in accounts payable and accrued expenses at December 31, 2001 is approximately $71,100 due to certain employees for back pay and reimbursable expenses. Also included	in accounts payable and accrued expenses at December 31, 2001, is approximately $113,400 due to officers for back pay, interest and expense reimbursements.

NOTE 13 -- INSURANCE COVERAGE:

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

NOTE 14 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2001	2000

Income Taxes	$--	$328

Interest	$34,843	$18,905

NON-CASH INVESTING AND FINANCING ACTIVITIES:

2001

Common stock issued in connection with extinguishment of stockholder note payable	$ 230,000

Common stock issued for services rendered	$ 30,000

2000

Common stock issued in connection with acquisition
of certain assets and liabilities of Performance Control

(Note 4)	$2,669,388

Common stock issued for settlement of outstanding professional fees	$ 73,812

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 15 -- TROUBLED DEBT RESTRUCTURING:

The Board of Directors, on September 7, 2000, authorized renegotiating a $100,000 loan from a stockholder until the earlier of (i) January 31, 2001; or (ii) the closing date of the Company's receipt of $625,000 in gross proceeds from an equity financing. As additional consideration for the extension of the due date, the Company granted an option to purchase an aggregate 75,000 authorized but unissued shares of the Company's common stock at the set exercise price of $2.00 per share.

On March 15, 2001, the $100,000 loan, plus accrued interest thereon, and the option to purchase 75,000 shares of common stock were renegotiated and converted into 125,000 shares of Power Efficiency's common stock.

The Company accounted for this transaction as a troubled debt restructuring during the first quarter of 2001. In accordance with SFAS No. 15, "Troubled Debt Restructurings", the difference between the fair value of the equity interest and the carrying amount of the payable was recognized as an extraordinary loss by the Company.

NOTE 16 -- EMPLOYMENT AGREEMENTS:

On August 7, 2000, the Company agreed to enter into five-year employment and compensation agreements with the Company's two principal executive officers. On May 23, 2001, the Company's board of directors ratified the authorization to enter into these employment agreements. The agreements provide for first year salaries of $120,000 for the period from September 2000 to August 31, 2001. The salaries for the second through fifth years shall be $120,000 plus annual increases in $18,000 increments. In order to provide performance-based incentive compensation to the executives, bonuses tied to the level of the Company's net pre-tax income will be paid. For bonus purposes, the Company's net pre-tax income will be multiplied by the applicable percentage which shall equal (a) 4.0% if net pre-tax income of the Company is at least $500,000 but less than $750,000; (b) 4.25% if net pre-tax income is at least $750,000 but less than $1,000,000; and (c) 4.5% if net pre-tax income is at least $1,000,000. Net pre-tax income of the

Company shall be determined by the Board of Directors in a consistent manner in accordance with accounting principles generally accepted in the United States of America.

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

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 17 -- PRIVATE STOCK OFFERING:

The Company continued to sell common stock under the Private Placement Memorandum dated May 16, 2000, which sold in a private offering, solely to accredited investors, "Units" consisting of (i) one common stock purchase warrant to purchase 25,000 shares and (ii) 25,000 shares of common stock. The Units were sold at a price of $25,000 per Unit. The Company sold nine

Units from the beginning of 2001 through March 7, 2001, the date the Company's board of directors agreed to terminate the private placement. The proceeds from the sale of these Units were deposited to the general operating account of the Company to be utilized for working capital purposes.

NOTE 18 -- STOCKHOLDER AND OFFICERS' LOANS:

On May 24, 2001, the Company borrowed $300,000 from a stockholder. The loan is due and payable in a single payment of principal and interest on June 1, 2003. The loan bears interest at 10% per annum payable on the due date. The note is subordinated to the bank as required under the terms of the Company's line of credit agreement.

On August 30, 2001, and September 12, 2001, this same stockholder advanced the Company an additional $50,000. These promissory notes are due and payable in a single payment of principal and interest on demand. The notes bear interest at 10% per annum payable on demand.

At various times during the fourth quarter of 2001, the two principal officers advanced the Company funds totaling $31,500 and $24,000, respectively. These advances are evidenced by promissory notes, which are due and payable in a single payment, principal and interest on demand. The notes bear interest at 10% per annum payable on demand.

Another stockholder advanced the Company $10,245 during February 2002. The two principal officers also advanced the Company $4,000 and $14,396, respectively, at various times during January and February 2002.

NOTE 19 -- STOCKHOLDERS' EQUITY:

The stockholders of the Company on November 26, 2001, approved an amendment to the Certificate of Incorporation to increase the Company's capitalization to 50,000,000 shares of common stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value.

The Company is presently in the process of having the Certificate of Incorporation amended. Such authorized increased capitalization amounts have been shown on the balance sheet.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 20 -- FILING OF SEC FORM 10-SB/A NO. 3:

In conjunction with the Company's anticipated filing of Form 10-SB/A No. 3 with the United States Securities and Exchange Commission ("SEC") during the first half of 2002, certain modifications were made to previously filed financial statements for 2000. Such modifications related primarily to the valuation of the Performance Control acquisition, valuation of repriced options and the value of options issued during the year.

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

          Leonard S. Bellezza has served as a director since January 10, 2001. Since February 2001, Mr. Bellezza has been a senior manager with the New York office of Deloitte Consulting, a national consulting firm. From November 1999 to December 2000, he was a contract consultant for smartcasual.com, an internet clothing manufacturer. From June 1997 to November 1999, Mr. Bellezza was employed as a vice president and a member of the operations committee of Frederick Atkins, a wholesale apparel company. From November 1993 to June 1997, Mr. Bellezza served as a consultant in various aspects of the retail management, logistics and information technology industries. Mr. Bellezza earned a Bachelor of Arts in Economics and a Masters of Business Administration from Rutgers University.

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

          Based solely on its review of the copies of such reports received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Corporation believes that all applicable Section 16(a) reporting and filing requirements were satisfied from January 1, 2001 through December 31, 2001.

Item 10.  Executive Compensation

          (a)  Summary of Compensation

          The following table sets forth for the fiscal years ended December 31, 2001, 2000 and 1999, respectively, the cash and non-cash compensation awarded, paid or accrued by the Registrant to Stephen Shulman, President, Chief Executive Officer and director, Nicholas Anderson, Chief Technology Officer and director and Arthur Smith, Chief Financial Officer (the "Named Executive Officers"). No other executive officers of the Registrant earned more than $100,000 in total annual salary and bonus for 1999, 2000 and 2001 in all capacities in which such person served the Registrant.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Awards
Name and Principal Position	Year	Salary	Other Annual Compensation	Number of Securities Underlying Options/SARS
Stephen Shulman, President and Chief Executive Officer and Director(1)	2001 2000	$114,500 $50,000	-- $1,313,000(2)	-- 650,000(3)
Nicholas Anderson, Former President and Chief Executive Officer, Chief Technology Officer and Director(1)	2001 2000 1999	114,500 50,000(4)(5) --	-- 606,000(6) 72,000(5)	-- 300,000(7) --
Arthur Smith, Chief Financial Officer(1)	2001 2000	77,000 35,000	-- 101,000(8)	-- 50,000(9)

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

          (b)  Option Awards

          The following table sets forth information with respect to the named executive officers concerning the number and value of unexercised stock options held as of the end of Fiscal 2001. No named executive officer was granted or exercised stock options during Fiscal 2001.

FISCAL YEAR-END OPTION VALUES
Name of Executive Officer	Number of Securities Underlying Unexercised Options at Fiscal Year End (Exercisable/Unexercisable)	Value of Unexercised In-The- Money Options at Fiscal Year End (Exercisable/ Unexercisable)
Stephen Shulman	130,000/520,000	$133,900/535,600
Nicholas Anderson	161,820/120,000	$166,675/123,600
Arthur Smith	10,000/40,000	$10,300/41,200

          (c)  Long-Term Incentive Plan Awards

          During the year ended December 31, 2001, the Registrant made no awards under long-term incentive plans.

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

          The Company has agreed to compensate Scott W. Straka, Lee W. Greenberg and Leonard S. Bellezza for their service as directors. Each director will receive a non-qualified stock option to purchase 50,000 shares of the Registrant's Common Stock following each year of service to the Registrant. However, no stock options have been issued for services rendered during fiscal year 2001.

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

          (f)  Report On Repricing Of Options

          No stock options or freestanding SAR's were repriced during the last fiscal year ended December 31, 2001.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)

Common Stock	Anthony C. Caputo P.O. Box 6581 Bridgewater, NJ 08807	1,492,905	(2)	22.4%

Common Stock	Nicholas Anderson, Chief Technology Officer and Director	1,541,653	(3)	23.1%

Common Stock	Performance Control, L.L.C.	1,004,853	(4)	15.4%

Common Stock	Stephen L. Shulman, President and Director	1,249,696	(5)	18.8%

Common Stock	Arthur N. Smith, Chief Financial Officer	10,000	(6)	.2%

Common Stock	Scott W. Straka, Director	20,000	(7)	.3%

Common Stock	Lee W. Greenberg, Director	10,000	(8)(10)	.2%

Common Stock	Leonard S. Bellezza, Director	60,000	(9)(10)	.9%

Common Stock	Phillip Elkus 27888 Orchard Lake Rd. Farmington Hills, MI 48334	1,027,353	(11)	15.7%

Common Stock	R. Scott Caputo 88 East Main Street Suite 514 Mendham, NJ 07945	375,500	(12)	5.6%

Common Stock	All Executive Officers and Directors as a group (6 persons)	2,891,349		42.0%

_____________

(1)	Percentage of beneficial ownership is based on 6,523,120 shares of common stock outstanding. Unless otherwise noted, all address information is 4220 Varsity Drive, Suite E, Ann Arbor, MI 48108.

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

POWER EFFICIENCY CORPORATION

Dated: March 29, 2002	By:	/s/ Stephen Shulman
Stephen Shulman, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2002	By:	/s/ Stephen Shulman
Stephen Shulman, President and Director

Dated: March 29, 2002	By:	/s/ Arthur Smith
Arthur Smith, Chief Financial Officer

Dated: March 29, 2002	By:	/s/ Nicholas Anderson
Nicholas Anderson, Director

Dated: March 29, 2002	By:	/s/ Scott Straka
Scott Straka, Director

Dated: March 29, 2002	By:	/s/ Lee Greenberg
Lee Greenberg, Director

Dated: March 29, 2002	By:	/s/ Leonard Bellezza
Leonard Bellezza, Director

EXHIBIT INDEX

Description of Document		Location

2.1	Asset Purchase Agreement by and between the Registrant and Performance Control, L.L.C. dated August 7, 2000.	**
3.1	Certificate of Incorporation.	**
3.2	By-Laws.	**
4.1	Certificate of Incorporation. See Exhibit 3.1 above.	**
4.2	By-Laws. See Exhibit 3.2 above.	**
10.1	Asset based lending agreement with Bank One dated December 6, 2000.	***
10.2	August 7, 2000 Stockholders' Agreement.	**
10.3	Lease Agreement for Registrant's Ann Arbor, Michigan facility dated February 16, 1996.	**
10.4	Purchase Agreement between the Registrant and Millar Elevator Service Company dated August 17, 2000.	***
10.5	Purchase Agreement between the Registrant and Montgomery Kone, Inc. dated December 1, 1998.	***
10.6	Certificate of Liability Insurance.	**
10.7	United States Patent #5,821,726.	**
10.8	Purchase Agreement between the Registrant and Defense Supply Center Richmond dated January 12, 2000.	**
10.9	1994 Stock Option Plan.	**
10.10	Patent License Agreement (DN-858) with NASA.	****
10.11	Patent License Agreement (DE-256) with NASA.	****
10.12	Settlement and Release Agreement with NASA.	****
10.13	Modification No. 1 to Patent License Agreement (DE-256) with NASA.	****
10.14	Purchase Order from Otis Elevator Co.	****
10.15	Letter Agreement with Lee W. Greenberg d/b/a ARI Group.	****
10.16	Product Warranty.	****
10.17	Test Report from Medsker Electric, Inc.	****
10.18	Test Report from Oak Ridge National Laboratory.	****
10.19	Test Report from Oregon State University -- The Motor Systems Resource Facility.	****
10.20	Test Report from Otis Elevator Co.	****
10.21	Line of Credit Agreement with Bank One, Michigan dated May 10, 2001.	****
10.22	2000 Stock Option Plan	****
10.23	Employment Agreement with Stephen Shulman	****
10.24	Employment Agreement with Nicholas Anderson	****

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