Form 10QSB
period 2002-03-31
POWER EFFICIENCY CORP
filed 2002-05-15
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

4220 Varsity Drive, Suite E Ann Arbor, MI 48108 (Address of Principal Executive Offices)	(734) 975-9111 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 2002 was 6,523,120.

Transitional Small Business Disclosure Format (check one):   Yes             No     X

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements (Unaudited)

		Condensed Balance Sheets as of March 31, 2002 and December 31, 2001	3

		Condensed Statements of Operations for the three months ended March 31, 2002 and 2001	4

		Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

		Notes to Consolidated Financial Statements	6/7

	Item 2.	Management's Discussion and Analysis or Plan of Operation	8/9

PART II.	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES			11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Power Efficiency Corporation
Condensed Balance Sheets
March 31, 2002 and December 31, 2001

	(Unaudited)
	March 31, 2002	December 31, 2001
Assets

Current Assets
Cash and Equivalents	$493	$35,245
Accounts Receivable - Trade Net of Reserve of $5,000	94,307	11,118
Inventory	551,790	609,545
Prepaid Expenses	5,918	-
Total Current Assets	652,508	655,908

PROPERTY AND EQUIPMENT - Net	141,468	148,565

OTHER ASSETS
Deposits	15,500	15,500
Patent Application Costs - Net	15,739	15,987
Goodwill	1,929,963	1,929,963
Customer Contracts, Manuals and Sales Literature	143,582	154,352
Website and Customer List	61,285	73,095
Total Other Assets	2,166,069	2,188,897

Total Assets	$2,960,045	$2,993,370

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Line of Credit Agreement	$445,387	$445,386
Accrued Salaries and Payroll Taxes	199,175	83,433
Accounts Payable and Accrued Expenses	739,300	672,122
Stockholder and Officers' Loans Payable	223,322	105,500
Total Current Liabilities	1,607,184	1,306,441

Long Term Liabilities
Stockholder Note Payable	300,000	300,000
Total Liabilities	1,907,184	1,606,441

Stockholders' Equity
Preferred Stock, .001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common Stock, .001 par value, 50,000,000 authorized, 6,523,120 issued and outstanding in 2001 and 2000	6,523	6,523
Additional Paid-in Capital	8,869,914	8,869,914
Accumulated Deficit	(7,823,576)	(7,489,508)
Total Stockholders' Equity	1,052,861	1,386,929

Total Liabilities and Stockholders' Equity	$2,960,045	$2,993,370

See Notes to Condensed Financial Statements

Power Efficiency Corporation
Condensed Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2002	2001

REVENUES	$139,142	$155,050

COSTS AND EXPENSES:
Cost of Sales	71,945	79,307
Research and Development	83,547	67,174
Manufacturing	52,851	35,205
Selling, General and Administrative	231,938	285,969
Depreciation and Amortization	31,429	72,195
Total Costs and Expenses	471,710	539,850

LOSS BEFORE PROVISION FOR INCOME TAXES	(332,568)	(384,800)

PROVISION FOR INCOME TAXES	1,500	200

NET LOSS	$(334,068)	$(385,000)

BASIC LOSS PER COMMON SHARE	$(.05)	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,523,120	6,149,500

See Notes to Condensed Financial Statements

Power Efficiency Corporation
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2001

Cash Flow from Operating Activities
Net Loss		$(334,068)		$(385,000)
Adjustments to reconcile Net Cash:
Depreciation and Amortization	31,429		72,195
Debt Restructuring			130,000
Accounts Receivable - Trade	(83,188)		9,541
Inventory - Raw Materials/Finished Goods	57,755		(35,980)
Prepaid Expenses	(5,918)		-
Accounts Payable and Accrued Expenses	182,920		(73,661)
Total Adjustments		182,998		102,095
Net Cash Used in Operations		$(151,070)		$(282,905)

Cash Flow From Investing Activities
Equipment Purchases	(1,504)		(18,293)
Net Cash Used in Investing Activities		$(1,504)		$(18,293)

Cash Flow From Financing Activities
Proceeds from issuance of Equity Securities	-		200,000
Notes Payable Bank	-		95,000
Officers' and Stockholders Note Payable	117,822		-
Net Cash Provided by Financing Activities		$117,822		$295,000

Net Decrease in Cash		$(34,752)		$(6,198)

Summary:
Cash Balance At End Of Period		$493		$2,294
Cash Balance At Beginning Of Period		35,245		8,492
Net Decrease In Cash		$(34,752)		$(6,198)

Non-cash Investing Activities
Common Stock issued in connection with the Conversion of Stockholder Loan Payable		$-		$240,375

See Notes to Condensed Financial Statements

POWER EFFICIENCY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures required to be presented in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto for the year ended December 31, 2001 contained in Power Efficiency Corporation's (the "Company") Form 10-KSB Annual Report as filed with the Securities and Exchange Commission. The March 31, 2002 balance sheet was derived from unaudited financial statements, and does not include all disclosures required by generally accepted accounting principles.

2.	INTERIM PERIODS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4.	PER SHARE DATA

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the period.

5.	REVENUE

For financial reporting purposes, the Company reports revenues from sales as products are shipped and invoiced.

6.	LINE OF CREDIT AGREEMENT

On February 1, 2002, the company renegotiated its line of credit agreement with Bank One to extend the due date to April 30, 2002. The line of credit agreement is collateralized by all inventory, accounts receivable, equipment and instruments.

7.	GOODWILL

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" for the year ended December 31, 2002. SFAS No. 142 was applied at the beginning of the fiscal year. SFAS No. 142 requires that Goodwill no longer be amortized. Goodwill will be tested for impairment on an annual basis and between annual tests in certain circumstances.

8.	RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2002, stockholders and officers loaned the Company $117,822.

9.	FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 2000 AND 2001

The Annual Reports filed by the Company on Form 10-KSB for the years ended December 31, 2001 and 2000, contained certain corrections that related primarily to the valuation of the Company's common stock and options. The adjustments were associated with, among other things, the Company's purchase of the assets of Performance Control, L.L.C. on August 7, 2000, the settlement of a loan payable in exchange for the Company's stock and the difference between the fair value of the Company's common stock compared to the exercise price of certain options, including options with exercise prices that were repriced on September 7, 2000 and options that were issued in 2000 and 2001 with exercise prices below the fair value of the Company's common stock.

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

Risk Factors include, but are not limited to, demand for products and services; the degree of competition by competitors; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior; the ability to raise capital and maintain financing sources; development of the Company's products; and changes in the national economy. In addition, events relating to the terrorist attacks on September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for the Company's services and products. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Revenues. Revenues were $139,142 for the three months ended March 31, 2002, compared to $155,050 for the three months ended March 31, 2001, a decrease of $15,908. The decrease in revenue was principally attributable to the stagnation of the economy which delayed purchase orders.

Cost of revenues. Cost of revenues was $71,945 for the three months ended March 31, 2002, or 51.7% of revenues, compared to $79,307, or 51% of revenues, for the three months ended March 31, 2001. The increase in cost of revenues was minimal and due in part to discounted sales to a new customer.

Research and development. Research and development expenses were $83,547, or 59.7% of revenues, for the three months ended March 31, 2002, as compared to $67,174, or 43% of revenues, for the three months ended March 31, 2001. The increase was due to increased research and development activity.

Selling, general, manufacturing and administrative. Selling, general, manufacturing and administrative expenses increased to $284,789, or 205% of revenues, for the three months ended March 31, 2002, from $321,174, or 207% of revenues, for the three months ended March 31,

2001. The decrease in expenses was primarily due to a $130,000 loss on debt extinguishment in 2001, offset by increases in sales, marketing and administrative personnel in 2002.

As a result of operations, the Company incurred a net loss of $334,068 for the three months ended March 31, 2002, compared to $385,000 for the three months ended March 31, 2001.

Financial Condition, Liquidity, and Capital Resources

Since inception, the Registrant has financed its operations primarily through the sale of equity securities and bank borrowings. As of March 31, 2002, the Registrant has received approximately $2,257,261 from public and private offerings of its equity securities and approximately $445,387 from a bank line of credit. As of March 31, 2002, the Company had cash and cash equivalents of $493.

Cash used in operating activities was $151,000 for the three months ended March 31, 2002, and $282,905 for the three months ended March 31, 2001. Cash used in operating activities during the three months ended March 31, 2002, reflected a net loss of $334,068. For the three months ended March 31, 2001, cash used in operating activities reflected a net loss of $385,000.

The Registrant's Line of Credit Agreement expired on April 30, 2002. The Registrant's total borrowings under the agreement exceed the permitted borrowing limits and the line of credit is subject to acceleration and could become due and payable at the bank's option. The bank has not exercised its acceleration option and the Registrant is currently negotiating an extension of the agreement. If the bank exercises its option to demand accelerated payment of the indebtedness or declines to renew the line of credit, such events would have a material and adverse effect upon the financial condition, results of operations and capital resources of the Company.

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

Management believes that its existing cash and cash equivalents are insufficient to meet the Company's anticipated cash needs for the next six months. Because capital resources are insufficient to satisfy the Company's liquidity requirements, Management intends to seek to sell additional equity securities or debt securities or obtain debt financing. There is no assurance that financing, if acquired, will be available in amounts or on terms acceptable to Management, if at all.

PART II.   OTHER INFORMATION

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

Date: May 15, 2002	POWER EFFICIENCY CORPORATION (Registrant) By: /s/ Stephen L. Shulman
Stephen L. Shulman President and Chief Executive Officer

Date: May 15, 2002	By: /s/ Arthur N. Smith
Arthur N. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Certificate of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.