Form 10QSB
period 2000-09-30
POWER EFFICIENCY CORP
filed 2002-06-10
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30, 2000, was 5,896,000.

Transitional Small Business Disclosure Format (check one):   Yes             No     X

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Power Efficiency Corporation
Condensed Balance Sheets
September 30, 2000 and December 31, 1999

	(Unaudited)
	September 30, 2000	December 31, 1999
Assets

Current Assets
Cash and Equivalents	$17,805	$-
Accounts Receivable - Trade Net of Reserve of $5,000	38,777	20,250
Inventory	600,990	95,133
Prepaid Expenses	443	-
Total Current Assets	658,015	115,383

PROPERTY AND EQUIPMENT - Net	142,434	31,291

OTHER ASSETS
Deposits	6,000	4,000
Patent Application Costs - Net	21,307	25,624
Deferred Financing Costs	59,726	-
Goodwill - Net	2,107,564	-
Customer Contracts and Literature	208,195	-
Website and Customer List - Net	130,802	-
Total Other Assets	2,533,594	29,624

Total Assets	$3,334,043	$176,298

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$438,063	$182,791
Cash Overdraft	-	350
Accrued Salaries and Payroll Taxes	51,263	36,681
Notes Payable - Banks	108,499	-
Stockholder Loans Payable	113,800	100,000
Total Current Liabilities	711,625	319,822

Total Liabilities	711,625	319,822

Stockholders' Equity
Preferred Stock, .001 par value, 1,000,000 shares authorized, none outstanding	-	-
Common Stock, .001 par value, 9,000,000 authorized, 5,896,000 and 4,383,600 issued and outstanding in 2000 and 1999, respectively	5,896	4,384
Additional Paid-in Capital	7,791,522	1,123,718
Accumulated Deficit	(5,175,000)	(1,271,626)
Total Stockholders' Equity	2,622,418	(143,524)

Total Liabilities and Stockholders' Equity	$3,334,043	$176,298

See Notes to Condensed Financial Statements

Power Efficiency Corporation
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

REVENUES	$40,284	$11,070	$41,066	$51,659

COSTS AND EXPENSES:
Cost of Sales	21,493	20,564	21,493	99,205
Research and Development	75,164	2,621	75,664	17,119
Manufacturing	5,114	6,552	11,744	39,238
Selling, General and Administrative	3,741,313	27,937	3,777,044	202,865
Depreciation and Amortization	45,128	4,825	58,296	14,476
Total Costs and Expenses	3,888,212	62,499	3,944,241	372,903

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,847,928)	(51,429)	(3,903,175)	(321,244)

PROVISION FOR INCOME TAXES	200	-	200	200

NET LOSS	$(3,848,128)	$(51,429)	$(3,903,375)	$(321,444)

LOSS PER COMMON SHARE	$(0.83)	$(0.01)	$(0.87)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,634,000	4,364,000	4,467,000	4,364,000

See Notes to Condensed Financial Statements

Power Efficiency Corporation
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2000		Nine Months Ended September 30, 1999

Cash Flow from Operating Activities
Net Losses		$(3,903,375)		$(321,444)

Adjustments to reconcile Net Cash:
Depreciation and Amortization	58,296		14,476
Additional Paid-in Capital Related to
Repricing and Issuance of Stock Options	3,649,776		-
Accounts Receivable - Trade	(9,407)		84,119
Inventory - Raw Materials/Finished Goods	(17,132)		1,679
Prepaid Expenses	(443)		4,309
Accounts Payable and Accrued Expenses	(123,394)		4,980
Total Adjustments		3,557,696		109,563
Net Cash Used in Operations		(345,679)		(211,881)

Cash Flow From Investing Activities
Deposit	(2,000)		-
Net Cash Used in Investing Activities		(2,000)		-

Cash Flow From Financing Activities
Note Stockholder	-		50,000
Proceeds from Issuance of Equity Securities	350,152		175,000
Notes Payable Bank	15,682		-
Net Cash From Financing Activities		365,834		225,000

Net Increase in Cash		$18,155		$13,119

Summary:
Cash Balance at End of Period		17,805		14,935
Cash Balance at Beginning of Period		(350)		1,816

Net Increase in Cash		$18,155		$13,119
Non-Cash Investing and Financing Activities:
Common Stock Issued on August 7, 2000 in Connection with Acquisition of Certain Assets and Liabilities of Performance Control, L.L.C.		$2,669,388		-

See Notes to Condensed Financial Statements

POWER EFFICIENCY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures required to be presented in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto for the year ended December 31, 1999 contained in Power Efficiency Corporation's (the "Company") Form 10-SB Registration Statement, as amended from time to time, as filed with the Securities and Exchange Commission. The September 30, 2000 balance sheet was derived from unaudited financial statements, and does not include all disclosures required by generally accepted accounting principles.

2.	INTERIM PERIODS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

4.	PER SHARE DATA

Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the period.

5.	REVENUE

For financial reporting purposes, the Company reports revenues from sales when the product is shipped.

6.	PERFORMANCE CONTROL, L.L.C. ASSET AND LIABILITY ACQUISITION

On August 7, 2000, the Company purchased certain assets and assumed certain liabilities of Performance Control, L.L.C. ("Performance Control"), its largest customer, for an aggregate of 1,112,245 newly issued shares of the Company's common stock. This acquisition was accounted for as a purchase in accordance with APB16. The statement of operations includes Performance Control's results of operations since August 7, 2000, the date of purchase. The newly issued stock was valued at $2.40 per share. The purchase price of $2,669,388 was allocated as follows:

Accounts receivable	$9,120
Inventory	488,725
Prepaid expenses	443
Security deposit	6,000
Fixed assets	118,875
Manuals/sales literature	68,137
Contracts/customer lists	247,237
Website	38,495
Goodwill	2,131,244
Accounts payable	(314,707)
Notes payable	(124,181)
$2,669,388

In accordance with APB16, the Company identified and assigned a value to intangible assets acquired which included (a) manuals/sales literature, (b) contracts/customer lists and (c) website. Such intangible assets were separately identified and assigned fair values based on management's judgment and present value computations and are not included in goodwill. The contracts and customer lists acquired from Performance Control included different contacts than the Company maintained. The Company acquired six significant cancelable contracts with a total value of approximately $13,000,000 over the next three years and a customer list of approximately one hundred possible customers. The Company is unable to determine if the acquired cancelable contracts and their potential sales volume will ever be realized.

Performance Control's website was capitalized since it is a viable working site and continues to function. Such site continues to generate sales, leads, contacts and inquiries about the Company's products. The Company's primary website is www.powerefficiencycorp.com with automatic re-routing from www.performancecontrol.com.

7.	CORRECTIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Certain corrections were made to previously issued financial statements for the year ended December 31, 2000. Such corrections related primarily to the valuation of the assets acquired from Performance Control, the valuation of certain repriced stock options and the value of options issued during 2000.

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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Company's line of Power Commander® products; the Company's ability to expand and/or modify its line of Power Commander® products on an ongoing basis; general demand for the Company's products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Company's negative net tangible book value; delays or errors in the Company's ability to meet customer demand the deliver Power Commander® products on a timely basis; the Company's lack of working capital; the Company's need to relocate and/or upgrade its facilities; changes in laws and regulations affecting the Company and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; local and global uncertainties created by the terrorist acts of September 11 and the current war against terrorism; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations:

Revenues. Revenues for the three months ended September 30, 2000 were $40,284 compared to $11,070 for the comparable three months in 1999, a decrease of $29,214. Revenues for the nine months ended September 30, 2000 were $41,066 compared to $51,659 for the comparable nine months in 1999, a decrease of $10,593. The decrease in revenues was principally attributable to the consolidation of the customers of Performance Control, L.L.C. with the customers of Power Efficiency and the move of the administration and offices to Michigan.

Cost of revenues. Cost of revenues for the three months ended September 30, 2000 was $21,493, or 53.4% of revenues, compared to $20,564, or 185.8% of revenues, for the three months ended September 30, 1999. Cost of revenues for the nine months ended September 30, 2000, was $21,493, or 52.3% of revenues, compared to $99,205, or 192.0% of revenues, in 1999. The decreased cost of revenues was due to the reduction of costs upon the consolidation and the liquidation of inventory during 1999.

Research and development. Research and development expenses for the three months ended September 30, 2000 were $75,164, or 186.6% of revenues, compared to $2,621, or 23.7% of revenues, for the three months ended September 30, 2000. Research and development expenses were $75,664, or 184.3% of revenues, for the nine months ended September 30, 2000, as compared to $17,119, or 33.1% of revenues, for the nine months ended September 30, 1999. The increase in research and development expenses was necessary to meet the product requirements related to safety features requested by the Company's customers.

Selling, general, administrative, and manufacturing. Selling, general, administrative, and manufacturing expenses were $3,746,427, or 9,300% of revenues, for the three months ended September 30, 2000, as compared to $34,489, or 311.5% of revenues, for the three months ended September 30, 1999. The selling, general, administrative, and manufacturing expenses for the nine months ended September 30, 2000, were $3,788,788, or 9,226% of revenues, as compared to $242,103, or 468.7% of revenues, for the nine months ended September 30, 1999. The increase in these expenses was primarily due to the additional compensation expense recognized by the Company in connection with the repricing and issuance of stock options with exercise prices below the fair market value of the underlying stock.

The Company incurred a net loss of $3,848,128 for the three months ended September 30, 2000, compared to a net loss of $51,429 during the three months ended September 30, 1999. The Company incurred a net loss $3,903,375 during the nine months ended September 30, 2000, compared to a net loss of $321,444 during the nine months ended September 30, 1999.

Financial Condition, Liquidity, and Capital Resources:

Since inception, the Registrant has financed its operations primarily through the sale of equity securities. As of September 30, 2000, the Registrant has received a total of approximately $1,528,102 from public and private offerings of its equity securities. As of September 30, 2000, the Registrant had cash and cash equivalents of $17,805.

Cash used in operating activities for the nine months ended September 30, 2000, was $345,679, and cash used in operating activities for the nine months ended September 30, 1999, was $211,881. Cash used in operating activities in the nine months ended September 30, 2000 reflected a net loss of $3,903,375. In 1999, cash used in operating activities reflected a net loss of $321,444.

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

Management believes that its existing cash and cash equivalents are insufficient to meet the Registrant's anticipated cash needs for the next six months. Since capital resources are insufficient to satisfy the Registrant's liquidity requirements, Management intends to seek to sell additional equity securities or debt securities or obtain debt financing. The Registrant has not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to Management, if at all.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts. The Company has accrued approximately $21,300 at September 30, 2000, related to these claims. In the opinion of management, after consultation with legal counsel, the outcome of such matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

Issuances to Reduce Accounts Payable

          On September 7, 2000, the Company granted 50,000 non-qualified stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share for payment of fees. The total fees that were set aside in exchange for the options were equal to $60,000. The recipient of the shares was financially sophisticated and had access to all material, corporate information of the Company, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

          On August 1, 2000, the Company issued warrants to purchase 50,000 shares of common stock to Telpac Corporate Services. The warrants had an exercise price of $2.00 per share. The warrants were issued in exchange for certain services performed by Telpac, including assistance with negotiations in connection with the asset agreement between the Company and Performance Control, L.L.C. ("Performance Control"), assistance in obtaining debt financing, and services in connection with the preparation of the Form 10-SB. The approximate value of the services that were set aside in exchange for the warrants was $25,000. The recipient of the shares was financially sophisticated and had access to all material, corporate information of the Company, including the financial statements, product information, material contracts, and other corporate records. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act.

The May 16, 2000 Private Placement Memorandum

          From May 16, 2000 to September 30, 2000, the Company sold units consisting of 25,000 shares of common stock and a five year warrant to purchase 25,000 additional shares ("Units") pursuant to a private placement memorandum, solely to accredited investors, as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The Units were sold for $25,000 per Unit. From May 16, 2000 to September 30, 2000 the Company sold 16 Units for a total of $400,000, net of investment expenses of $49,848. The shares were sold in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

The Asset Agreement

          On August 7, 2000, the Company issued a total of 1,112,245 shares of common stock pursuant to the asset agreement with Performance Control. The shares were issued in exchange for the assets of Performance Control. The shares were issued as follows: (i) 1,004,853 shares to Performance Control, and (ii) 107,392 shares to the five members of Performance Control. The issuance of the foregoing shares were made in reliance on Section 4(2) of the Securities Act and were made in privately negotiated transactions. There was a pre-existing business relationship between the Company and Performance Control and their respective shareholders and members, as Performance Control was formerly the Company's key distributor and major customer since 1996.

Granting of Options and Warrants

          On September 7, 2000, the Company granted 150,000 non-qualified stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share, as follows: (i) 50,000 to Lee W. Greenberg, (ii) 50,000 to Len Bellezza, and (iii) 50,000 to Scott Straka. The options vest at the rate of 20% per year, beginning September 7, 2001.

          On September 7, 2000, the Company granted 410,000 non-qualified stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share, as follows: (i) 10,000 to Edward Luliano, and (ii) 400,000 options to Stephen Shulman. The options granted to Edward Luliano vest at the rate of 20% per year, beginning September 7, 2001. The options granted to Stephen Shulman were issued contingent on the Company increasing its authorized shares. If the Company increases its authorized shares in an amount greater than 400,000, then the options will vest at the rate of 20% per year, beginning September 7, 2001.

          On September 7, 2000, the Company granted 715,000 incentive stock options, vesting over a five year period beginning September 7, 2001, at an exercise price of $2.00 per share, as follows: (i) 250,000 to Stephen Shulman, (ii) 150,000 to Nicholas Anderson, (iii) 50,000 to Arthur Smith, and (iv) 265,000 to other employees of the Company. The options vest at the rate of 20% per year, beginning September 7, 2001.

          The granting of the options on September 7, 2000, were made in reliance on Rule 701 of the Securities Act.

Item 5.  Other Information

          On August 7, 2000, the Company purchased certain assets and assumed certain liabilities of Performance Control, the Company's largest customer, for an aggregate of 1,112,245 newly issued shares of the Company's common stock.

Item 6.  Exhibits and Reports on Form 8-K

          (a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:

Exhibit No.	Document

2.1	Asset Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

3.1	Certificate of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

          (b)          Reports on Form 8-K. No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: June 10, 2002	POWER EFFICIENCY CORPORATION (Registrant) By:s/Stephen L. Shulman
Stephen L. Shulman President and Chief Executive Officer

Date: June 10, 2002	By:s/Arthur N. Smith
Arthur N. Smith Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

2.1	Asset Purchase Agreement. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

3.1	Certificate of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

3.2	Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.