Form 10KSB/A
period 2001-12-31
POWER EFFICIENCY CORP
filed 2002-06-10
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB/A

Amendment No. 1 to Form 10-KSB

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

AMENDMENT TO FORM 10-KSB

This Amendment No. 1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001 (the "Amendment") is filed to amend the information contained in certain Items listed in that report. This Amendment contains the complete text of only those Items as amended.

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

          Line of Credit with Bank One. In December 2000, the Registrant obtained an asset-based bank line of credit of up to $750,000, with borrowings secured by all of the Registrant's assets. Borrowings under the line are based on a formula derived from the levels of the Registrant's eligible accounts receivable and inventory. The line of credit agreement was extended effective February 1, 2002 until April 30, 2002. This extension was retroactive and occurred after the date of the Auditor's Report included in this filing. At the time of this filing, the Company was in default under the terms of the line of credit agreement. Under the agreement, the Company's borrowings may not exceed the amount calculated pursuant to a borrowing formula (see Note 8 to the Financial Statements). Based on the formula, the Company exceeded its borrowing capacity by approximately $132,000 on December 31, 2001. On May 31, 2002, the Company received a letter from Bank One in which Bank One agreed to forebear from taking any collection activity concerning the expired line of credit until June 17, 2002. If an extension of the line of credit is not received by June 17, 2002, the bank has the right under the line of credit agreement to demand immediate payment of all amounts owed. In such an event, it is unlikely the Company would have sufficient available funds to pay Bank One all amounts owed and could be forced to transfer other assets, including inventory and accounts receivable, to Bank One in satisfaction of the debt, which would have a material adverse effect on the future operations, cash flow and liquidity of the Company. Management is currently negotiating an extension of the line of credit agreement and is hopeful that the default will be waived or cured.

          Potential Violation of Section 5 of the Securities Act. In its original Form 10-SB, filed on October 20, 2000, the Company inadvertently filed its Private Placement Memorandum as an Exhibit. This may constitute general solicitation under Rule 502(c) of Regulation D and the Registrant may be in violation of Section 5 of the Securities Act of 1933 and be unable to avail itself of the exemption found in Rule 506 of Regulation D as to that offering. The Company believes it can establish pre-existing connections with all purchasers under the Private Placement Memorandum. If proceedings based on this inadvertent filing were commenced against the Registrant, purchasers under the Private Placement Memorandum, possibly together with other purchasers of the Company's securities, may make claim for rescission of their investments, which if successful may exceed $725,000. Such claims would be subject to any applicable defenses that the Registrant may assert, including statute of limitations. The last sales under the Private Placement Memorandum were made in March 2001. Therefore, the Registrant believes that the statute of limitations for such claims under the Securities Act has expired.

PART II

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

          Selling, general and administrative. Selling, general and administrative expenses decreased to $1,652,404, or 261% of revenues, for the twelve months ended December 31, 2001, from $4,255,940, or 2,371% of revenues, for the twelve months ended December 31, 2000. The significant decrease in selling, general and administrative expenses was due primarily to the prior year's recognition of compensation expense attributable to the issuance and repricing of options. The options were issued with an exercise price of $2.00 per share, which was below the fair market value of the stock at the time of issuance. The difference between the exercise price and the fair market value was recorded as compensation expense in the amount of $3,649,776. There was an increase in 2001 general expenses due to increases in sales, marketing and administrative personnel from eight to ten.

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

          Cash used for operating activities for the twelve months ended December 31, 2001, was $1,107,265 and was $669,184 in 2000. Of the $1,107,265 of cash used for operating activities in 2001, the largest contributing factors were a net loss of $1,863,802, depreciation and amortization of $281,587, additional paid in capital related to write-off of deferred financing costs of $38,502, debt restructuring of $130,000, issuance of stock options of $47,300, decreases in accounts receivable of approximately $103,048, increases in inventory of approximately $83,091 and increases in prepaid expenses and deposits of $9,057. In addition, operating activities reflected a $216,426 increase in accounts payable and accrued expenses and an increase in accrued salaries and payroll taxes of $31,822. Of the $669,184 of net cash used for operating activities in fiscal 2000, the largest contributing factors were a net loss of $4,354,080 and repricing and issuance of stock options of $3,649,776, which were offset by approximately $138,154 in depreciation and amortization and an increase in accounts receivable of approximately $43,916. In addition, there was a decrease in accounts payable and accrued expenses of approximately $106,727 and an increase in accrued salaries and payroll taxes of approximately $14,930.

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

          Since capital resources are insufficient to satisfy the Registrant's liquidity requirements, management intends to seek to sell additional equity securities or debt securities or obtain debt financing. In December 2000, the Registrant obtained an asset-based bank line of credit of up to $750,000, with borrowings secured by all of the Registrant's assets. Borrowings under the line are based on a formula derived from the levels of the Registrant's eligible accounts receivable and inventory. The line of credit agreement was extended effective February 1, 2002 until April 30, 2002. This extension was retroactive and occurred after the date of the Auditor's Report included in this filing. At the time of this filing, the Company was in default under the terms of the line of credit agreement. Under the agreement, the Company's borrowings may not exceed the amount calculated pursuant to a borrowing formula (see Note 8 to the Financial Statements). Based on the formula, the Company exceeded its borrowing capacity by approximately $132,000 on December 31, 2001. On May 31, 2002, the Company received a letter from Bank One in which Bank One agreed to forebear from taking any collection activity concerning the expired line of credit until June 17, 2002. If an extension of the line of credit is not received by June 17, 2002, the bank has the right under the line of credit agreement to demand immediate payment of all amounts owed. In such an event, it is unlikely the Company would have sufficient available funds to pay Bank One all amounts owed and could be forced to transfer other assets, including inventory and accounts receivable, to Bank One in satisfaction of the debt, which would have a material adverse effect on the future operations, cash flow and liquidity of the Company. Management is currently negotiating an extension of the line of credit agreement and is hopeful that the default will be waived or cured.

          In its original Form 10-SB, filed on October 20, 2000, the Company inadvertently filed its Private Placement Memorandum as an Exhibit. This may constitute general solicitation under Rule 502(c) of Regulation D and the Registrant may be in violation of Section 5 of the Securities Act of 1933 and be unable to avail itself of the exemption found in Rule 506 of Regulation D as to that offering. The Company believes it can establish pre-existing connections with all purchasers under the Private Placement Memorandum. If proceedings based on this inadvertent filing were commenced against the Registrant, purchasers under the Private Placement Memorandum, possibly together with other purchasers of the Company's securities, may make claim for rescission of their investments, which if successful may exceed $725,000. Such claims would be subject to any applicable defenses that the Registrant may assert, including statute of limitations. The last sales under the Private Placement Memorandum were made in March 2001. Therefore, the Registrant believes that the statute of limitations for such claims under the Securities Act has expired.

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

          The Registrant will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," for the year ended December 31, 2002. SFAS No. 142 requires that goodwill shall no longer be amortized. Goodwill amortization for the year ended December 31, 2001 was $142,080. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances. SFAS No. 142 shall initially be applied at the beginning of the fiscal year. Previously recognized intangible assets deemed to have indefinite useful lives will be tested for impairment as of the beginning of fiscal 2002 and transitional intangible impairment tests will be completed in the first interim period. Any resulting impairment loss shall be recognized as a change in accounting principle. An annual goodwill impairment test will be performed in addition to the transitional goodwill impairment test. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The Registrant does not expect this new reporting standard to have any immediate, significant impact on operations because the quoted market price of the Registrant's common stock on the balance sheet date and the date of this report exceeds the stock valuation at the August 7, 2000 acquisition date.

Item 7.  Financial Statements

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2001 AND 2000

INDEX

Page

Independent Auditors' Report	21

Financial Statements:

Balance Sheet	22

Statements of Operations	23

Statements of Changes in Stockholders' Equity	24

Statements of Cash Flows	25

Notes to Financial Statements	26-43

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, current liabilities exceed current assets by $650,533, the balance sheet reflects a negative tangible net worth, and the line of credit agreement expired January 31, 2002 and is subject to call. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sobel & Co., LLC Certified Public Accountants

March 5, 2002, except for the last paragraphs
of Notes 8 and 17, as to which the dates are
May 31, 2002 and May 5, 2002, respectively.
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

$2,993,370

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2001	2000 (Restated)

REVENUES	$633,563	$179,524

COSTS AND EXPENSES:
Cost of sales	597,018	157,035
Research and development	242,243	120,429
Selling, general and administrative	1,652,404	4,255,940
Total Costs and Expenses	2,491,665	4,533,404

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,858,102)	(4,353,880)

PROVISION FOR INCOME TAXES	(5,700)	(200)

NET LOSS	$(1,863,802)	$(4,354,080)

BASIC LOSS PER COMMON SHARE	$(0.29)	$(0.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,409,000	5,034,000

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2002 AND 2000
			Additional Paid-in Capital
	Common Stock			Accumulated Deficit	Stockholders' Equity
	Shares	Amount

BALANCE, January 1, 2000	4,383,600	$4,384	$1,123,718	$(1,271,626)	$(143,524)

Common stock sold at various times during the year, net of costs	500,000	500	434,559	--	435,059

Common stock issued for services rendered	47,525	47	73,765	--	73,812

Repricing and issuance of stock options	--	--	3,649,776	--	3,649,776

Common stock issued in conjunction with acquisition of assets of Performance Control, LLC	1,112,245	1,112	2,668,276	--	2,669,388

Net loss, 2000	--	--	--	(4,354,080)	(4,354,080)

BALANCE, December 31, 2000 (restated)	6,043,370	6,043	7,950,094	(5,625,706)	2,330,431

Common Stock sold at various times during the year, net of costs	343,750	344	609,656	--	610,000

Issuance of stock options	--	--	47,300	--	47,300

Shares issued in conjunction with extinguishment of debt for common stock	125,000	125	229,875	--	230,000

Common stock issued for services rendered	10,000	10	29,990	--	30,000

Exercise of warrants for common stock	1,000	1	2,999	--	3,000

Net loss, 2001	--	--	--	(1,863,802)	(1,863,802)

BALANCE, December 31, 2001	6,523,120	$6,523	$8,869,914	$(7,489,508)	$1,386,929

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2001	2000 (Restated)

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(1,863,802)	$(4,354,080)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	281,587	138,154
Write-off of deferred financing costs	38,502	--
Debt restructuring	130,000	--
Additional paid-in capital related to repricing and issuance of stock options	47,300	3,649,776
Changes in certain assets and liabilities:
(Increase) decrease in:
Accounts receivable	103,048	(43,916)
Inventory	(83,091)	28,679
Prepaid expenses	443	--
Deposits	(9,500)	4,000
Increase (decrease) in:
Accounts payable and accrued expenses	216,426	(106,727)
Accrued salaries and payroll taxes	31,822	14,930
Net Cash Used for Operating Activities	(1,107,265)	(669,184)

INVESTING ACTIVITIES:
Purchase of fixed assets	(51,981)	--

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of costs	613,000	435,059
Costs associated with obtaining credit agreement	--	(34,920)
Advances on line of credit agreement	167,499	277,887
Loans from stockholders and officers	405,500	--
Net Cash Provided by Financing Activities	1,185,999	678,026

INCREASE IN CASH AND CASH EQUIVALENTS	26,753	8,842

CASH AND CASH EQUIVALENTS:

Beginning of year	8,492	(350)

End of year	$35,245	$8,492

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

The Company will adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," for the year ended December 31, 2002. SFAS No. 142 requires that goodwill shall no longer be amortized. Goodwill amortization for the year ended December 31, 2001 was $142,080. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances. SFAS No. 142 shall initially be applied at the beginning of the fiscal year.

Previously recognized intangible assets deemed to have indefinite useful lives will be tested for impairment as of the beginning of fiscal 2002 and transitional intangible impairment tests will be completed in the first interim period. Any resulting impairment loss shall be recognized as a change in accounting principle. An annual goodwill impairment test will be performed in addition to the transitional goodwill impairment test. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited. The Company does not expect this new reporting standard to have any immediate, significant impact on operations because the quoted market price of the Company's common stock on the balance sheet date and the date of this report exceeds the stock valuation at the August 7, 2000 acquisition date.

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

The Company's outstanding borrowings of $445,386 at December 31, 2001, exceeded its total availability under the line of credit agreement by approximately $132,000. No waiver has been received from the bank authorizing such excess borrowings or waiving the default.

At December 31, 2001, the Company wrote-off approximately $38,500 of deferred financing costs. Such costs were expensed since renewal of the line of credit is not assured.

On May 31, 2002, the Company received a letter from the bank, whereby the bank advised the Company that it will forbear from taking any collection activity concerning the expired line of credit agreement until June 17, 2002. The bank did not waive any of the existing defaults. Upon the occurence of a further default, or an action that threaten's the bank's collateral, the bank reserved its right, in its sole discretion, to immediately demand payment of all amounts owed and take those actions it deems appropriate to protect the bank's interests.

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

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 10 -- WARRANTS AND STOCK OPTION PLAN:

Warrants:
In connection with a limited public offering of its common stock pursuant to a Rule 504 offering memorandum dated July 15, 1996, the investment banker received, for nominal consideration, five-year warrants to purchase 36,720 shares of common stock. These warrants are exercisable at any time during the five-year period commencing October 17, 1997, for $5.50 per share of common stock. In addition to permitting the payment of the exercise price in cash, the holder of the warrant may surrender the warrant to the Company for cancellation in lieu of cash for the exercise price. Under this alternative, the Company would issue a lesser number of shares of common stock (determined in accordance with a formula), retire the warrants, and receive no cash. The exercise price was amended to $2.00 per share on September 7, 2000. The Company has extended the date of expiration of the warrants to October 15, 2002.

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

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 10 -- WARRANTS AND STOCK OPTION PLAN: (Continued)

Stock Option Plan:
In 1994, the Company adopted a Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of options to purchase up to 500,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder in excess of 10%) on the date of the grant. These options were repriced by the Board of Directors on September 7, 2000, to $2.00 per share. No options have been exercised to date. Because the exercise price is less than the average market price per share, the Company recognized $973,276 as additional compensation expense in 2000. Options for 38,180 shares issued under the 1994 Plan expired on October 31, 2001. At December 31, 2001, there are 443,640 options outstanding under the 1994 Plan.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan"). Under the 2000 Plan, options to purchase 1,325,000 shares of common stock at an exercise price of $2.00 were granted. No options have been exercised to date. Because the exercise price is less than the average market price per share, the Company recognized $2,676,500 as additional compensation expense in 2000.

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

On March 23, 2001, the Company granted 180,000 stock options at an exercise price of $2.00. Because the weighted average price per share was $1.83, the Company is not required to recognize compensation expense.

On May 23, 2001, the Company granted 10,000 stock options at an exercise price of $2.00. Because the weighted average price per share was $6.73, the Company recognized additional compensation expense of $47,300. This additional compensation expense is included in selling, general and administrative expenses.

On May 23, 2001, the Company's board of directors ratified an agreement with a strategic advisor, owned by a director of the Company, to provide strategic direction and operational strategies to the Company. The initial term of this agreement is one year (January 1 to December 31, 2001) and it shall automatically renew for successive thirty-six month periods. The agreement may be terminated by either party giving notice of termination at least 180 days prior to its conclusion. The strategic advisor receives $500 per month, plus expenses, until the Company raises $1.0 million or more in investments at which time the monthly compensation shall increase to $4,500 per month, plus expenses. The strategic advisor was paid approximately $5,700 in 2001. The agreement also provides for the strategic advisor to receive non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.00 per share each year. These non-qualified stock options are exercisable at any time during each year the agreement is in effect. The non-qualified stock options were issued to the strategic advisor in 2002. No options were issued to the strategic advisor under the agreement in 2001. Therefore, the tables in this note do not reflect any options issued to the strategic advisor.

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

In July 2001, the Company opened a research, development and marketing facility in New York. Initial costs incurred in opening the facility were approximately $19,300, and were attributable to furniture, telephones, electrical build-outs and moving costs. The New Hyde Park, New York lease expires on June 30, 2004.

Minimum future rentals which consist of the New Hyde Park facility lease are as follows:

Year
2002	$55,410
2003	56,244
2004	28,332
$139,986

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

Power Efficiency currently utilizes three subcontractors to manufacture the Company's controller boards. These subcontractors provide facilities, equipment, supervision and labor required to assemble; wire; check; test; package;and ship the controller boards. These subcontractors are hired on an as needed basis to produce a minimum number of units via a purchase order. Power Efficiency does not incur any liabilities to subcontractors until purchase orders are issued. No purchase orders were issued or outstanding to subcontractors at December 31, 2001.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 11 -- COMMITMENTS AND CONTINGENCIES: (Continued)

In its original Form 10-SB, filed on October 20, 2000, the Company inadvertently filed its Private Placement Memorandum as an Exhibit. This may constitute general solicitation under Rule 502(c) of Regulation D and the Registrant may be in violation of Section 5 of the Securities Act of 1933 and be unable to avail itself of the exemption found in Rule 506 of Regulation D as to that offering. The Company believes it can establish pre-existing connections with all purchasers under the Private Placement Memorandum. If proceedings based on this inadvertent filing were commenced against the

Company, purchasers under the Private Placement Memorandum, possibly together with other purchasers of the Company's securities, may make claim for rescission of their investments, which if successful may be as low as zero or exceed $725,000. Such claims would be subject to any applicable defenses that the Registrant may assert, including statute of limitations. The last sales under the Private Placement Memorandum were made in March, 2001. Therefore, the Company believes that the statute of limitations for such claims under the Securities Act has expired.

NOTE 12 -- RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2001 and 2000, salaries and/or consulting fees of $306,000 and $134,732 were paid to officers/directors/stockholders of the Company, respectively. These amounts are included in research and development and in selling, general and administrative expenses for the years ended December 31, 2001 and 2000.

On May 23, 2001, the Company's board of directors ratified an agreement with a strategic advisor, owned by a director of the Company, to provide strategic direction and operational strategies to the Company. The initial term of this agreement is one year (January 1 to December 31, 2001) and it shall automatically renew for successive thirty-six month periods. The agreement may be terminated by either party giving notice of termination at least 180 days prior to its conclusion. The strategic advisor receives $500 per month, plus expenses, until the Company raises $1.0 million or more in investments at which time the monthly compensation shall increase to $4,500 per month, plus expenses. The strategic advisor was paid approximately $5,700 in 2001. The agreement also provides for the strategic advisor to receive non-qualified stock options to purchase 50,000 shares of common stock at an exercise price of $2.00 per share each year. These non-qualified stock options are exercisable at any time during each year the agreement is in effect. The exercise price of $2.00 per share was negotiated by the parties and was primarily based upon the fact that the Company had previously re-priced outstanding options held by other employees on September 7, 2000, and issued new options in 2000 with exercise prices of $2.00 per share, as discussed in Note 10.

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

NOTE 15 -- DEBT RESTRUCTURING:

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

The Company accounted for this transaction as a capital transaction between related parties during the first quarter of 2001. The difference of $130,000 between the fair value of the equity interest and the carrying amount of the payable was recognized as a loss by the Company and is included in selling, general and administrative expenses.

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

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 17 -- PRIVATE STOCK OFFERING:

The May 16, 2000 Private Placement involved the sale of up to 40 Units. The closing of the Company's purchase of certain assets and assumption of certain liabilities of Performance Control was conditioned upon the sale of a minimum of 12 Units ($300,000). Each Unit was comprised of 25,000 shares of common stock at $1.00 per share and a warrant to purchase an additional 25,000 shares of common stock. If reached, the maximum offering would have involved a total of 2 million shares of common stock: 1 million shares of stock issued with the 40 Units and 1 million shares of stock that were available under the 40 warrants. The Units were sold at a price of $25,000 per Unit. The Company sold a total of 29 Units with total proceeds of $725,000. The Company sold 20 Units in 2000 and nine Units from the beginning of 2001 through March 7, 2001, the date the Company's board of directors agreed to terminate the Private Placement. The proceeds from the sale of these Units were deposited to the general operating account of the Company to be utilized for working capital purposes.

In its original Form 10-SB, filed on October 20, 2000, the Company inadvertently filed its Private Placement Memorandum as an Exhibit.

This may constitute general solicitation under Rule 502(c) of Regulation D and the Company may be in violation of Section 5 of the Securities Act of 1933 and be unable to avail itself of the exemption found in Rule 506 of Regulation D as to that offering. The Company believes it can establish pre-existing connections with all purchasers under the Private Placement Memorandum. If proceedings based on this inadvertent filing were commenced against the Company, purchasers under the Private Placement Memorandum, possibly together with other purchasers of the Company's securities, may make claim for rescission of their investments, which if successful may exceed $725,000. Such claims would be subject to any applicable defenses that the Registrant may assert, including statute of limitations. The last sale under the Private Placement Memorandum was made on March 1, 2001 and the shares were delivered to the investor on May 4, 2001. The Company, in consultation with legal counsel, believes that, although rescission claims are possible, liability is remote. Therefore, the Company believes that the statute of limitations for such claims under the Securities Act has expired.

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

At various times during the fourth quarter of 2001, the two principal officers advanced the Company funds with a total of $31,500 and $24,000, respectively. These advances are evidenced by promissory notes, which are due and payable in a single payment, principal and interest on demand. The notes bear interest at 10% per annum payable on demand.

Another stockholder advanced the Company $10,245 during February 2002. The two principal officers also advanced the Company $4,000 and $14,396, respectively, at various times during January and February 2002.

NOTE 19 -- STOCKHOLDERS' EQUITY:

On May 14, 2001, the Company sold 118,750 shares of common stock to an accredited investor, as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933. The first 25,000 shares were sold for $100,000 and the remaining 93,750 shares were sold for $300,000. The shares were sold in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

On June 19, 2001, the Company issued 10,000 shares of common stock for payment of services. The total fees that were set aside in exchange for the stock were equal to $30,000. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

During 2000, the Company agreed to issue 17,525 and 30,000 shares of common stock for legal and consulting services rendered and such shares were issued in 2001. The total services that were provided totaled $43,812 and $23,000, respectively. The shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

The stockholders of the Company on November 26, 2001 approved an amendment to the Certificate of Incorporation to increase the Company's capitalization to 50,000,000 shares of common stock, $.001 par value and 10,000,000 shares of preferred stock, $.001 par value.

The Company is presently in the process of having the Certificate of Incorporation amended. Such authorized increased capitalization amounts have been shown on the balance sheet.

POWER EFFICIENCY CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000

NOTE 20 -- CORRECTIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

Certain corrections were made to previously issued financial statements for 2000. Such corrections related primarily to the valuation of assets acquired from Performance Control, valuation of the repriced options and the value of the options issued during the year.

The effect of such corrections for the year ended December 31, 2000 were as follows:

	As Previously Reported	As Restated
Net Loss	$(661,050)	$(4,354,080)

Basic Loss Per Common Share	$ (.13)	$ (.86)

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: June 10, 2002	By:	/s/ Stephen Shulman
Stephen Shulman, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 10, 2002	By:	/s/ Stephen Shulman
Stephen Shulman, President and Director

Dated: June 10, 2002	By:	/s/ Arthur Smith
Arthur Smith, Chief Financial Officer

Dated: June 10, 2002	By:	*/s/ Nicholas Anderson
Nicholas Anderson, Director

Dated: June 10, 2002	By:	*/s/ Scott Straka
Scott Straka, Director

Dated: June 10, 2002	By:	*/s/ Leonard Bellezza
Leonard Bellezza, Director

*By s/ Stephen Shulman
Stephen Shulman, President