Form 10-Q
period 2002-06-30
POWER EFFICIENCY CORP
filed 2002-08-14
CIK 1024075

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         ____________________

                           Commission File No. 0-31805

                          POWER EFFICIENCY CORPORATION
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                      22-3337365
 ----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification NO.)
   incorporation ororganization)


                           4220 Varsity Drive Suite E
                               Ann Arbor, MI 48108
                                 (734-975-9111)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X  No__


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of August 6, 2002 was 6,580,620. Transitional Small Business Disclosure Format (check one):
Yes ___No X

Table of Contents

                          POWER EFFICIENCY CORPORATION
                                FORM 10-QSB INDEX


                                                                            Page
         Index                                                                2
Part I.                     FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheets as of June 30, 2002 and December 31, 2001   3
         Condensed Statements of Operations for the three months
         ended June 30, and the six months ended June 30, 2002 and 2001       4
         Condensed Statements of Cash Flows for the three months ended
         June 30, and the six months ended June 30, 2002 and 2001             5
         Notes to Condensed Financial Statements                            6/7
Item 2.  Management's Discussion and Analysis                               8/9

Part II.                    OTHER INFORMATION
Item 1.  Legal Proceedings                                                    9
Item 2.  Changes in Securities and Use of Proceeds                            9
Item 3.  Defaults Upon Senior Securities                                      9
Item 4.  Submission of Matters to a Vote of Security Holders                  9
Item 5.  Other Information                                                    9
Item 6.  Exhibits and Reports on Form 8-K                                     9
         Signatures                                                          10

                          Power Efficiency Corporation
                            Condensed Balance Sheets
                       June 30, 2002 and December 31, 2001

                                                                   (Unaudited)
                                                                  June 30, 2002         December 31, 2001
                                                                  -------------         -----------------
                                   Assets
Current Assets
   Cash and Equivalents                                         $      1,433,525      $           35,245
   Accounts Receivable - Trade -   Net of reserve of $5,000              108,690                  11,118
   Inventory                                                             519,192                 609,545
   Prepaid Expenses                                                        8,682                      --
                                                                ----------------      ------------------
          Total Current Assets                                         2,070,089                 655,908
                                                                ----------------      ------------------

Property and Equipment, Net                                              132,867                 148,565
                                                                ----------------      ------------------

Other Assets
   Deposits                                                               15,500                  15,500
   Patent Application Costs (Net)                                         13,927                  15,987
   Goodwill                                                            1,929,963               1,929,963
   Customer Contacts, Manuals and Sales Literature                       132,812                 154,352
   Website and Customer List                                              54,283                  73,095
                                                                ----------------      ------------------
          Total Other Assets                                           2,146,485               2,188,897
                                                                ----------------      ------------------

                                                                $      4,349,441      $        2,993,370
                                                                ================      ==================

Liabilities and Stockholders' Equity

Current Liabilities
   Line of Credit Agreement                                     $        225,387      $          445,386
   Accrued Salaries and Payroll Taxes                                    226,239                  83,433
   Accounts Payable and Accrued Expenses                                 417,280                 672,122
   Stockholder and Officers' Loans  Payable                               28,313                 105,500
                                                                ----------------      ------------------
          Total Current Liabilities                                      897,219               1,306,441
                                                                ----------------      ------------------
Long -  Term Liability:

   Stockholder Note Payable                                              375,000                 300,000
                                                                ----------------      ------------------
    Total Liabilities                                                  1,272,219               1,606,441
                                                                ----------------      ------------------
Stockholders' Equity
 Preferred Stock, $.001 par Value,
   10,000,000 shares Authorized, 2,346,233 Series
   A-1 Convertible Preferred Stock issued and
   outstanding in 2002 and none issued and
   outstanding in 2001                                                     2,346                       --
   Common Stock, $.001 par Value, 50,000,000 shares
   Authorized, 6,580,620 and 6,523,120 issued and
   outstanding in 2002 and 2001, respectively                              6,580                    6,523
   Additional paid-in capital                                         11,431,322                8,869,914
   Accumulated Deficit                                                (8,363,026)              (7,489,508)
                                                               -----------------       ------------------
          Total Stockholders' Equity                                   3,077,222                1,386,929
                                                               -----------------       ------------------
                                                                $      4,349,441       $        2,993,370
                                                               =================       ==================

See notes to condensed Financial Statements.

                          Power Efficiency Corporation
                 Condensed Statements of Operations - Unaudited

                                                         Three Months      Three Months      Six Months        Six Months
                                                             Ended            Ended             Ended             Ended
                                                           June 30,          June 30,         June 30,          June 30,
                                                        ------------------------------------------------------------------
                                                             2002              2001             2002              2001
                                                        ------------------------------------------------------------------

REVENUES                                                 $   109,304       $   212,404     $    248,446      $    367,458
                                                        ------------------------------------------------------------------
COSTS AND EXPENSES:

   Cost of Sales                                        $     53,783       $   122,905     $    125,728     $     202,212
   Research and Development                                   84,554            61,600          168,101           128,774
   Manufacturing                                              44,924            59,878           97,775            95,083
   Selling, general and administrative                       436,508           290,182          669,946           576,151
   Depreciation and Amortization                              28,185            72,195           59,614           144,390
                                                        -----------------------------------------------------------------
          Total Costs and Expenses                      $    647,954       $   606,760     $  1,121,164     $   1,146,610
                                                        -----------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  $   (538,650)      $  (394,356)    $   (872,718)     $   (779,152)

PROVISION FOR INCOME TAXES                                     1,003               200            1,003               200
                                                        -----------------------------------------------------------------

NET LOSS                                                $   (539,653)      $  (394,556)    $   (873,721)     $   (779,352)
                                                        =================================================================



BASIC LOSS PER COMMON SHARE                             $       (.08)      $     (.06)     $      (.13)      $       (.12)
                                                        ======================= =========================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                         6,548,120         6,440,000        6,548,120         6,440,000
                                                        =================================================================

See notes to condensed Financial Statements.

                          Power Efficiency Corporation
                  Condensed Statements of Cash Flow - Unaudited
                    Six Months Ended June, 30, 2002 and 2001


                                                             June 30, 2002                   June, 30, 2001
                                                           -----------------               -----------------
Cash Flow From Operating Activities
   Net Loss                                                 $     (873,721)                  $    (779,352)
   Adjustments to reconcile net loss to net cash:
      Used for operation activities:
    Depreciation and Amortization                                   59,614                         144,390
    Issuance of Stock for Services and Options                     167,500                          47,300
    Debt Restructuring                                                  --                         130,000
Changes in Certain
Assets and Liabilities (Increase) Decrease
     Accounts Receivable - Trade                                  (97,572)                         (84,472)
     Inventory - Raw Materials/Finished Goods                       90,353                          20,503
     Prepaid Expenses                                              (8,682)                              --
     Accounts Payable and Accrued Expenses                        (95,520)                        (335,279)
                                                           --------------                    -------------
   Total Adjustments                                              115,693                          (77,558)
                                                           --------------                    -------------
   Net Cash used for  Operating Activities                 $     (758,028)                   $    (856,910)
                                                           --------------                    -------------

Investing Activities
    Equipment Purchases
                                                                   (1,505)                          (29,716)
     Deposit
                                                                      --                            (9,500)
                                                           --------------                    -------------
Net cash from investing activities
                                                                   (1,505)                         (39,216)

Financing Activities

   Proceeds from issuance of equity securities                  2,500,000                          754,645

   Notes Payable - Bank                                          (220,000)                          32,500

   Costs related to issuance of Equity Securities                (120,000)                         (15,000)

   Officer' and Stockholder  Notes Payable, net                    (2,187)                         200,000
                                                           --------------                    -------------
   Net Cash From Financing Activities                           2,157,813                          972,145
                                                           --------------                    -------------

   Net Increase (Decrease) in Cash                         $    1,398,280                    $      76,019
                                                           ==============                    =============

Summary:

   Cash Balance At End Of Period                           $    1,433,525                    $      84,511
   Cash Balance At Beginning Of Period                             35,245                            8,492
                                                           --------------                    -------------
   Net Increase (Decrease) in Cash                         $    1,398,280                    $      76,019
                                                           ==============                    =============

Noncash Investing and Financing Activities
    Common Stock issued in connection
    with the settlement of accounts
    payable/Conversion Stockholder
    loan payable                                           $       7,500                     $      240,375
    Common Stock issued for services rendered              $     167,500                     $           --
                                                           ==============                    ==============

     See notes to condensed Financial Statements.

                       POWER EFFICIENCY CORPORATION NOTES
                        TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1, BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures required to be presented in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto for the year ended December 31, 2001 contained in Power Efficiency Corporation's (the "Company") Form 10-KSB Annual Report and Form 10-SB Registration Statement, as amended from time to time, as filed with the Securities and Exchange Commission. The June 30, 2002 balance sheet was derived from unaudited financial statements, and does not include all disclosures required by generally accepted accounting principles.

NOTE 2, INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 3, GOING CONCERN

         The accompanying condensed interim financial statements have been prepared assuming the Company is a going concern which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent on achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management has raised additional capital through issuance of Series A-1 Convertible Preferred Stock in the amount of $2,500,000 to Summit Energy Ventures, LLC.

NOTE 4, PER SHARE DATA

         Per share data was computed by dividing net loss by the weighted average number of shares outstanding during the period.

NOTE 5, REVENUE

         For financial reporting purposes, the Company reports revenues from sales as product is shipped and invoiced.

NOTE 6, LINE OF CREDIT AGREEMENT

         On April 30, 2002 the company's line of credit with the bank expired. The bank agreed to forbear from taking any collection activity concerning the expired line of credit until June 17, 2002. During June, 2002, the company received the proceeds from the investment of Summit Energy Ventures, LLC and has paid the bank the amount of $220,000 thus, reducing the line of credit to $225,387. As of the present time, the bank has not taken any collection action and they can be repaid out of current available cash, however, the company is in the process of negotiating a new bank line and believes that it will shortly be successful in consummating a new line. The balance due the current bank would be repaid from the proceeds of the new line of credit. In the event that the current bank is not in agreement with the Company's plan, the bank would be paid from current available cash.

NOTE 7, GOODWILL

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.142, " Goodwill and Other Intangible Assets", for the year ended December 31, 2002. SFAS No. 142 was applied at the beginning of the fiscal year. SFAS No.142 requires that Goodwill shall no longer be amortized. Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances.

NOTE 8, RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2002, a stockholder lent the Company $50,425 and officers lent the Company $120,000. During the six months ended June 30, 2002, the Company repaid the stockholder $40,000 and repaid the officers $107,200.

NOTE 9, ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK

         The Company received $2,500,000 from the sale of 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures, LLC, which resulted in Summit owning a 28% fully diluted stake in the Company. Summit also received a stock purchase warrant which is exercisable after December 14, 2003, to purchase such number of additional shares of Series A-2 Convertible Preferred Stock, $.001 par value per share, of the Company enabling Summit to purchase up to 51% of the Company's fully diluted Common Stock. The sale and issuance of Series A-1 Convertible Preferred Stock to Summit is described in the Company's Form 8-K filing on June 20, 2002.

NOTE 10, ISSUANCE OF COMMON STOCK FOR SERVICES

         On April 15, 2002, the Company issued 50,000 shares of common stock to a consultant of the Company for services rendered. Since the price per share was $3.35, the Company recognized additional compensation expenses of $167,500. This additional compensation expense is included in selling, general and administrative expenses.

NOTE 11, FILING OF FORM 10-KSB FOR FISCAL YEAR 2001-APRIL 2002

         In conjunction with the Company's filing of its Form 10-KSB for the year ended December 31, 2001 with the United States Securities and Exchange Commission (the "SEC") on or about April 1, 2002, certain modifications were made to previously filed financial statements for 2000 and the first, second and third quarters of 2001. Such modifications related primarily to the valuation of the Performance Control acquisition, the valuation of the repriced options, the value of options issued during the periods and settlement of a loan payable for common stock.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the financial condition and results of operations of Power Efficiency Corporation (the "Company"). This discussion should be read in conjunction with the financial statements and related notes.

Forward-Looking Statements:

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industrial and commercial motor industry, the economy, and about the Company itself. Words such as "anticipates" "believes," "estimates," "judgment," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, demand for products and services; the degree of competition by competitors; changes in tax laws, changes in prices; levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior; the ability to raise capital and maintain financing sources; development of the Company's products; and changes in the national economy. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.


Results of Operations:
Revenues. Revenues for the three months ended June 30, 2002 was $109,304 compared to $212,404 of revenues for the prior comparable quarter, a decrease of $103,100. The decrease in revenue was principally attributable to the stagnation of the economy which delayed purchase orders.

Cost of revenues. Cost of revenues for the three months ended June 30, 2002 was $53,783, or 49.2% of revenues compared to $122,905, or 57.9% of revenues for the three months ended June 30, 2001. The decrease in cost of revenues was due to purchases of inventory from new sources at lower prices.

Research and development. Research and development expenses were $84,554, or 77.4% of revenues, for the three months ended June 30, 2002 as compared to $61,600, or 29% of revenues, for the three months ended June 30, 2001 due to increased R&D activity including independent testing.

Selling, general, manufacturing and administrative. Selling, general, manufacturing and administrative expenses increased to $481,432 or 193.8% of revenues, for the three months ended June 30, 2002 from $350,060 or 164.8% of revenues, for the three months ended June 30, 2001. The increase in expenses was primarily due to increases in sales expense, administrative personnel and compensation expense.

As a result, the Company incurred a net loss of $539,653 for the three months ended June 30, 2002 compared to a loss of $394,556 during the three months ended June 30, 2001.

Financial Condition, Liquidity, and Capital Resources

Since inception, the Registrant has financed its operations primarily through the sale of equity securities and using bank borrowings. As of June 30, 2002, the Registrant has received a total of approximately $4,757,261 from public and private offerings of its equity securities and received approximately $245,387 under a bank line of credit. As of June, 30, 2002, the Registrant had cash and cash equivalents of $1,433,525.

Cash used in operating activities was for the six months ended June 30, 2002, was $758,028 in 2002, and $856,910 in 2001. Cash used in operating activities in the six months ended June 30, 2002 reflected a net loss of $873,721. In 2001 for the same period, cash used in operating activities reflected a net loss of $779,352.

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

Management believes that its existing cash and cash equivalents are sufficient to meet the Registrant's anticipated cash needs for the next 6 months. Even though capital resources are sufficient to satisfy the Registrant's liquidity requirements, management still intends to seek additional financing through a line of credit.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company settled certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts. The Company and the manufacturer entered into a settlement agreement under terms of which the Company paid the manufacturer $5,000 and issued the manufacturer 7,500 shares of common stock, $.001 par value per share, of the Company against delivery of certain products by the Manufacturer, as performed by the Company as of June 30, 2002.

ITEM 2. CHANGES IN SECURITIES

         The Company received $2,500,000 from the sale of 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures, LLC, which resulted in Summit owning a 28% fully diluted stake in the Company. Summit also received a stock purchase warrant which is exercisable after December 14, 2003, to purchase such number of additional shares of Series A-2 Convertible Preferred Stock, $.001 par value per share, of the Company enabling Summit to purchase up to 51% of the Company's fully diluted Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION

         On August 12, 2002, the Board of Directors of the Company replaced Stephen Shulman as President and Chief Executive Officer of the Company and in his place, the Company appointed Raymond J. Skiptunis to serve as interim President and Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K was filed by the Company on June 20, 2002 to describe the issuance of Series A-1 Convertible Preferred Stock to Summit Energy Ventures, LLC.

SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                               POWER EFFICIENCY CORPORATION


Date:  August 13, 2002                         /s/  Raymond J. Skiptunis
                                               ---------------------------------
                                               Raymond J. Skiptunis
                                               Interim President and
                                               Chief Executive Officer