Form 10KSB/A
period 2000-12-31
POWER EFFICIENCY CORP
filed 2002-09-09
CIK 1024075

================================================================================


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

                        Commission File Number: 000-31805

                          Power Efficiency Corporation
                 (Name of Small Business Issuer in its Charter)

                Delaware                                 22-3337365
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

       4220 Varsity Drive, Suite E
           Ann Arbor, Michigan                             48108
(Address of Principal Executive Offices)                 (Zip Code)

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
Yes       No  X
    -----    ---

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

As of February 8, 2002, the issuer had outstanding 6,523,120 shares of common stock.

Transitional Small Business Disclosure Format (check one) :  Yes      No  X
                                                                 ----   ----
================================================================================

                            AMENDMENT TO FORM 10-KSB

This Amendment No. 1 to the Registrant's Form 10-KSB for the fiscal year ended December 30, 2000 (the "Amendment") is filed to amend the information contained in certain Items listed in that report.

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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Registrant's line of Power Commander(R) products; the Registrant's ability to expand and/or modify its line of Power Commander(R) products on an ongoing basis; general demand for the Registrant's products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Registrant's negative net tangible book value; delays or errors in the Registrant's ability to meet customer demand and deliver Power Commander(R) products on a timely basis; the Registrant's lack of working capital; the Registrant's need to relocate and/or upgrade its facilities; changes in laws and regulations affecting the Registrant and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. See "Management's Discussion and Analysis or Plan of Operation." Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

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

         There are certain actions of the Registrant that, under the Stockholders' Agreement, require supermajority approval. These actions include:

         o The purchase of any business or assets other than in the ordinary course of the Registrant's business;

         o Any sale, lease, assignment, transfer or disposition of all or substantially all of the Registrant's assets;

         o Any modification of the Certificate of Incorporation or By-laws; and

         o An initial public offering of the securities of the Registrant.

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

         (b)      Business of the Registrant

The Registrant's Principal Products

         Commencing in 1995, the Registrant commenced the sale of the Power Commander(R), its principal and proprietary product that reduces energy consumption in alternating current induction motors in industrial applications. In addition, the Power Commander(R) extends motor life, minimizes maintenance, results in cooler running, reduces stress and strain on the motor, and reduces stress and strain on accompanying electrical and mechanical systems. Technology and circuitry included in the Registrant's Power Commander(R) is the subject of a United States Patent granted in 1998. The Registrant offers the Power Commander(R) in two versions, each of which is a distinctly different product, marketed and sold to different audiences and having different applications. These two products are:

         o the Three-Phase Power Commander(R) used in industrial and commercial applications; and

         o the Single-Phase Power Commander(R) used in consumer applications such as home appliances and the like.

         The Registrant's motor starter product is designed to soft start a motor, save energy, and protect and conserve the motor. It also has the capacity to act as a remote-switching device.

         The Registrant offers the Power Commander(R) in a Three-Phase version and a Single-Phase version. The Registrant's marketing efforts have been initially focused on the Three-Phase Power Commander(R). Both versions of the Power Commander(R) reduce energy consumption on electrical equipment by electronically sensing and controlling the amount of energy the motor consumes. The motor with a Power Commander(R) installed only uses the energy it needs to perform its work task, thereby increasing its efficiency. The end result is a reduction of energy consumption of up to 15% to 35% in those applications which do not always run at peak load levels.

         The Registrant's management believes that the Power Commander(R) line offers certain advantages over competing products for the following reasons:

         o The Power Commander(R) is the result of field and laboratory engineering refinements undertaken since 1994. These refinements enable the Power Commander(R) to offer a control system which measures and monitors key motor operating conditions and adapts motor operating parameters during rapid changes in motor load, all without excessive vibration, synchronization problems or other material adverse effects to the motor or surrounding electrical and mechanical systems.

         o Energy savings and motor efficiencies were verified through tests of the Power Commander(R) performed by three independent laboratories. Oak Ridge National Laboratory tested the Power Commander(R) and concluded that "significant energy savings due to lower electrical power demand can clearly be obtained in medium-sized and especially large-sized motor applications where the motor is frequently operating with no load." Oak Ridge's conclusions were based on tests that examined energy savings, motor temperature, and soft start impact.

         o Another independent laboratory at Oregon State University determined that the Power Commander(R) converted electrical energy into mechanical energy at a more efficient rate than a motor without the unit. The test compared energy consumption and torque on a 15HP motor with and without the unit installed.

         o Finally, Medsker Electric, Inc., an independent electric motor repair and test laboratory, performed a series of inrush current and energy savings tests on the Power Commander(R). The tests compared the Registrant's product to the products of three competitors. In its conclusions, Medsker stated that the Registrant's Power Commander(R) "exhibited twice the energy savings of the next nearest competitor." In addition, Medsker concluded that the Power Commander(R) "exhibited the best soft-start performance, reducing the motor inrush current by 71%." Finally, Medsker concluded that the Power Commander(R) "was the simplest to install and test, and was the best performer in terms of energy savings and inrush current reduction."

         o In addition to the tests performed by independent laboratories, the Power Commander(R) was subjected to a performance case study by one of the Registrant's customers, Otis Elevator Company. In the Otis Elevator case study, the Power Commander(R) resulted in reduced energy consumption and lower operating temperatures. The case study examined the effects and energy savings obtained with a Power Commander(R) installed on a 10 horsepower AC induction motor operating a single width, single level escalator.

         Three-Phase Power Commander(R). The initial market for the Three-Phase Power Commander(R) is the elevator and escalator industry, although the Registrant is marketing this product to other industries such as the plastics manufacturing, petroleum and automotive industries. Domestic sales in the elevator and escalator market were $6.3 billion in 1999. Based upon trade journals (e.g. Elevator World Source Book 1999-2000), there are approximately 672,000 elevators and 31,000 escalators currently in operation in North America alone. Additionally, approximately 21,684 new elevators and 1,281 new escalators, respectively, are installed annually in the domestic market. Each existing installation is a potential candidate for the retrofit of the Three-Phase Power Commander(R) and each new installation is a potential candidate for initial installation.

         Various other markets such as conveyor systems, machine tools, mining equipment, crude oil pumps, weaving machines, etc., are believed to be viable target markets for the Three-Phase Power Commander(R) and the Registrant is seeking to build an Original Equipment Manufacturer ("OEM") and distributor base to address these markets.

         Single-Phase Power Commander(R). Like the Registrant's Three-Phase Power Commander(R) described above, the Registrant's Single-Phase Power Commander(R) reduces energy consumption in electrical equipment by sensing and controlling the amount of energy the motor consumes. Most motors commonly used in home appliances and other consumer goods are Single-Phase motors.

         Since the Single-Phase Power Commander(R) is usable in a broad variety of contexts and can be installed when the motor is assembled with little effort or expense, it is a product suitable for installation at the OEM level or large volume sales and installation. Consequently, the Registrant's marketing plan for the Single-Phase Power Commander(R) is to identify the major OEMs that can best utilize the Single-Phase Power Commander(R).

         Registrant's Motor Starter Product. The Registrant's motor starter product is designed to soft start a motor, which saves energy and protects the motor, and has the capacity to act as a remote-switching device. The motor starter product is still under development and management expects to complete the development and release of this product in fiscal 2002.

Research and Development

         The Registrant intends to continue its research and development effort to introduce new products based on the Power Commander(R) solid-state technology. Towards this end, the Registrant spent $120,429 in fiscal 2000 and $23,232 in fiscal 1999 on research and development activities, virtually none of which was borne by customers. In addition, and for the foreseeable future, the Registrant intends to limit its research and development activities to secondary products for Three-Phase industrial and commercial AC induction motors. Two of these products are (i) a soft starting motor starter (without energy saving features) to compete with existing transformer and other electro-mechanical type motor starters; and (ii) a high voltage energy saving motor controller for motors ranging in sizes from 2000 to 6000 volts.

Marketing and Sales

         The Registrant's marketing efforts for the Power Commander(R) have been concentrated in several industries in which the Registrant's principal stockholders have significant experience. These areas include the elevator and escalator industry; national electrical supply houses; large real estate property management companies; the oilfield supply industry; and to a lesser extent, public transportation systems. From inception through December 31, 2000, a total of 3,343 of the Registrant's motor controllers were sold to more than 120 of the OEM's customers located throughout the United States and Asia under the following brands: Performance Controller(TM), Power Commander(R), Energy Master, Current Control, and Ecostart. Customer industry profiles include retail outlets, public transportation, hotels, manufacturers and federal government facilities. This unit total includes sales made by Percon's OEM's and distributors prior to selling its assets to the Registrant.

         As the Registrant's operations are scaled up and revenues from the sale of the Power Commander(R) grow, the Registrant intends to simultaneously (i) market the Power Commander(R) through OEMs to other compatible industries such as conveyor and line production systems, machine tools and other industrial applications, and (ii) develop and market its motor starter product line.

         The Registrant is a party to four material contracts for the sale of Power Commander(R) products. The first contract is an annual contract with Montgomery KONE, Inc., the world leader in escalator sales. The contract was executed on December 1, 1998, and was renewed on August 21, 2001, extending the contract until December 1, 2002. It is a requirements contract and covers the sale of motor controllers manufactured under the brand name Ecostart. The Ecostart brand name is exclusive to KONE and also contains a safety circuit designed specially for KONE.

         The second contract is a contract for the sale of Performance Controller(TM) brand products to the Defense Logistics Agency of the federal government of the United States of America. The original contract was executed on January 12, 2000, and expired on January 11, 2002. An extension of the contract has been negotiated and the Registrant is awaiting final confirmation of the terms. It is a requirements contract that enables the Defense Logistics Agency to purchase up to $398,000 worth of products annually without having to utilize the government bidding procedures.

         The third contract is an open purchase order from Otis Elevator Company for the sale of Performance Controller(TM) brand devices developed for elevators. The purchase order was executed on August 8, 2000, and expires on October 31, 2002. The open purchase order is for purchases up to $100,000, and is expected to be renegotiated upon reaching the purchase limit.

         The fourth contract is with Millar Elevator Corporation, the service arm of Schindler Elevator Corporation. The contract was executed on August 17, 2000, whereby Millar agreed to purchase Power Commander(R) motor controllers under the brand name "Current Control." The contract was renewed on October 5, 2001, extending the contract until September 1, 2002.

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

         The Registrant is in the final pre-production testing of electronic modules incorporating the latest gating switches. Switching to these modules would replace other more costly components used in the manufacture of the Power Commander(R) and would also eliminate several labor intensive assembly steps. Total per unit cost savings (component cost savings and labor cost savings) are estimated to be approximately 30% compared to current production methods.

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

Source of Supply and Availability of Raw Materials

         The Power Commander(R) motor controller and the Registrant's motor starter product have both been designed to use standard, off-the-shelf, easily acquired components. Such components are basic items that are readily available worldwide at competitive prices. They come in standard and miniature versions and offer the Registrant large latitude in product design. Both the Power Commander(R) motor controller and the motor starter use a combination of components. Although the Registrant believes that most of the key components required for the production of its products are currently available in sufficient production quantities from multiple sources, there can be no assurance that they will remain so readily available.

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

         Motor Starter Competition. The Registrant believes that expected competition in the motor starter market will be more intense than that for the Power Commander(R) because:

         o The potential market for the Registrant's motor starter product is much larger than that for motor controllers in general and the Power Commander(R) in particular;

         o Competitors in the motor starter field are more numerous and generally much larger compared to competitors in the motor controller field; and

         o The motor starter is a staple product type and is currently being sold by nearly all companies in the electrical component business.

         Three-Phase Competition. Although the Registrant has not conducted any formal market study, the Registrant believes its Three-Phase Power Commander(R) has the following competitive advantages:

         o The Power Commander(R) is the only device management is aware of that combines soft start features with energy savings features in a single integrated unit that achieves energy savings levels of up to 15% to 35%;

         o The Power Commander(R) analog circuitry is proprietary and protected by a patent; and

         o Energy saving motor controllers claimed to be competitive with the Power Commander(R) (i.e., Fairford, Power Boss and Power Planner) utilize technologies inferior to the Registrant's technology because:

         o Their products achieve lower levels of energy savings in comparable applications compared to the Power Commander(R) (see Part I, Item 1 "Description of Business," pages 6-7 for a description of the independent tests performed on the Registrant's products); and

         o        Their digital design produces extensive harmonic distortion.

         Insofar as high efficiency motor replacement is concerned, management believes that the energy savings gain attributable to high efficiency motors is materially lower than that of the Power Commander(R). In addition, the in-rush amperage needed to start an energy efficient motor is many times higher than that needed to start a conventional motor. This factor is made worse because the purchase of a new motor does not provide a soft starting capability without the purchase of a separate soft start device.

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

         Apart from its rights under the NASA License Agreement, which is described below, the Registrant has one U.S. patent issued with respect to its products. The "Balanced and Synchronized Phase Detector for an AC Induction Motor Controller," No. 5,821,726, was issued on October 13, 1998 and expires in 2017. This patent covers improvements to the technology under the NASA License Agreement, which were developed by the Registrant. Management believes this patent protects the Registrant's intellectual property position beyond the expiration of the NASA License Agreement because:

         o the circuitry covered by the Registrant's patent more effectively reduces the motor vibration; and

         o the circuitry eliminates most of the balance and synchronization problems that are created by other energy saving motor controllers, including those that would eventually use the licensed NASA technology upon the expiration of the underlying NASA patents.

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

         The Registrant has obtained U.S. Trademark registration of the Power Commander(R) mark.

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

         Retail Price of Electrical Energy. A customer's decision to purchase the Power Commander(R) is partly driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for the Registrant's products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

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

         Product Liability Risk. The Registrant may be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on the Registrant. Presently, the Registrant has general liability coverage that includes product liability up to two million dollars. Any large product liability suits occurring early in the Registrant's growth may significantly and adversely affect the Registrant's ability to expand the market for its Power Commander(R) line of products.

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

                                     PART II
                                     -------

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

                                                               Bid Prices
                                                               ----------
                                                          High        Low
                                                          ----        ---
          FISCAL 1999
          First Quarter (ended March 31)                 9.125      6.125
          Second Quarter (ended June 30)                 9.125       6.00
          Third Quarter (ended September 30)           11.8125     7.6875
          Fourth Quarter (ended December 31)             13.25       6.00
          FISCAL 2000
          First Quarter (ended March 31)
               OTCBB (period ended March 21)              9.25       5.50
               Pink Sheets                                9.00       3.00
          Second Quarter (ended June 30)                  3.50       1.95
          Third Quarter (ended September 30)             4.125       2.75
          Fourth Quarter (ended December 31)             4.125       2.07


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

         The Registrant began generating revenues from sales of its patented Power Commander(R) line of motor controllers in late 1995. As of December 31, 2000, the Registrant had total stockholders' equity of $2,330,431 primarily as a result of the Registrant's August 7, 2000, purchase of the assets of Percon, formerly the largest distributor of the Registrant's products. The transaction was accounted for as a purchase and the Registrant's Statement of Operations includes Percon's results of operations since the date of acquisition.

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

Item 7.  Financial Statements

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2000 AND 1999



CONTENTS
--------

                                                                     Page
                                                                     ----
Independent Auditors' Report                                           25
Financial Statements:
    Balance Sheet                                                      26
    Statements of Operations                                           27
    Statements of Changes in Stockholders' Equity (Deficit)            28
    Statements of Cash Flows                                           29
Notes to Financial Statements                                       30-44

INDEPENDENT AUDITORS' REPORT
----------------------------

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




                                                /s/  Sobel & Co., LLC
                                                Certified Public Accountants



March 9, 2001, except for Note 20 as to which the date is February 4, 2002 Livingston, New Jersey


POWER EFFICIENCY CORPORATION
BALANCE SHEET
DECEMBER 31, 2000 (Restated)
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                      $     8,492
     Accounts receivable, net of reserve of $5,000                      114,166
     Inventory                                                          526,454
     Prepaid expenses                                                       443
                                                                    -----------

        Total Current Assets                                            649,555
                                                                    -----------

  PROPERTY AND EQUIPMENT, Net                                           132,315
                                                                    -----------

  OTHER ASSETS:
     Deposits                                                             6,000
     Patent application costs, net                                       17,089
     Deferred financing costs, net                                       51,936
     Goodwill, net                                                    2,072,043
     Customer contracts, manuals and sales literature, net              197,426
     Website and customer list, net                                     119,260
                                                                    -----------

        Total Other Assets                                            2,463,754
                                                                    -----------

                                                                    $ 3,245,624
                                                                    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Line of credit agreement                                       $   277,887
     Accounts payable and accrued expenses                              485,695
     Accrued salaries and payroll taxes                                  51,611
     Stockholder loan payable                                           100,000
                                                                    -----------

        Total Current Liabilities                                       915,193
                                                                    -----------

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
        1,000,000 shares authorized, none outstanding                      --
     Common stock, $.001 par value, 9,000,000 shares
        authorized, 6,043,370 issued and outstanding                      6,043
Additional paid-in capital                                            7,950,094
Accumulated deficit                                                  (5,625,706)
                                                                    -----------

Total Stockholders' Equity                                            2,330,431
                                                                    -----------

                                                                    $ 3,245,624
                                                                    -----------

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                       2000             1999
                                                    (Restated)
REVENUES                                           $   179,524      $    83,679
                                                   -----------      -----------
COSTS AND EXPENSES:
   Cost of sales                                       157,035          186,831
   Research and development                            120,429           23,232
   Selling, general and administrative               4,255,940          291,587
                                                   -----------      -----------

     Total Costs and Expenses                        4,533,404          501,650
                                                   -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES              (4,353,880)        (417,971)

PROVISION FOR INCOME TAXES                                (200)            (200)
                                                   -----------      -----------

NET LOSS                                           $(4,354,080)     $  (418,171)
                                                   ===========      ===========


LOSS PER COMMON SHARE                              $      (.86)     $      (.10)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                5,034,108        4,369,017
                                                   ===========      ===========


--------------------------------------------------------------------------------
See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2000 (Restated) AND 1999

                                   Common Stock                                         Total
                                                          Additional                Stockholders'
                                                           Paid-in     Accumulated      Equity
                                Shares        Amount       Capital       Deficit       (Deficit)
BALANCE,
  January 1, 1999            $ 4,208,600   $     4,209   $   948,893   $  (853,455)  $    99,647

Sale of Common Stock:
  February 1999, cash,
  third party, $1 per share      175,000           175       174,825          --         175,000

  Net loss, 1999                    --            --            --        (418,171)     (418,171)
                             -----------   -----------   -----------   -----------   -----------

BALANCE,
  December 31, 1999            4,383,600         4,384     1,123,718    (1,271,626)     (143,524)

Sale of Common Stock:
  Private Placement
  Memorandum sold at
  various times during
  the year                       500,000           500       499,500          --         500,000

Costs associated with
  Private Placement
  Memorandum                        --            --         (64,941)         --         (64,941)
Common stock issued for
  services rendered               47,525            47        73,765          --          73,812

Repricing and issuance
  of stock options                  --            --       3,649,776          --       3,649,776

Common stock issued in
  conjunction with
  acquisition of
  Performance Control          1,112,245         1,112     2,668,276          --       2,669,388

  Net loss, 2000                    --            --            --      (4,354,080)   (4,354,080)
                             -----------   -----------   -----------   -----------   -----------

BALANCE
  December 31, 2000          $ 6,043,370   $     6,043   $ 7,950,094   $(5,625,706)  $ 2,330,431
                             ===========   ===========   ===========   ===========   ===========

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

                                                            Year Ended December 31,
                                                               2000         1999
                                                            (Restated)
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
    Net loss                                               $(4,354,080)  $(418,171)
      Adjustments to reconcile net loss to net cash
        used for operating activities:
          Depreciation and amortization                        138,154      17,662
          Additional paid-in capital related to repricing
            and issuance of stock options                    3,649,776        --
          Changes in certain assets and liabilities:
            (Increase) decrease in:
              Accounts receivable                              (43,916)    112,033
              Officer's loan receivable                           --           627
              Inventory                                         28,679         608
              Prepaid expenses                                    --         4,309
              Other current assets                                --           817
              Deposits                                           4,000        --
            Increase (decrease) in:
              Accounts payable and accrued expenses           (106,727)    (14,543)
              Accrued salaries and payroll taxes                14,930      29,072
                                                           -----------   ---------
                Net Cash Used for Operating Activities        (669,184)   (267,586)

  INVESTING ACTIVITIES:
   Purchase of fixed assets                                       --        (9,580)
                                                           -----------   ---------
  FINANCING ACTIVITIES:
    Proceeds from issuance of equity securities                500,000     175,000
    Costs associated with equity raise offset to
      additional paid-in capital                               (64,941)       --
    Costs associated with obtaining credit agreement           (34,920)       --
    Advances on line of credit agreement                       277,887        --
    Loan from stockholder                                         --       100,000
                                                           -----------   ---------
               Net Cash Provided by Financing Activities       678,026     275,000
                                                           -----------   ---------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           8,842      (2,166)
CASH AND CASH EQUIVALENTS:
    Beginning of year                                             (350)      1,816
                                                           -----------   ---------

    End of year                                            $     8,492   $    (350)
                                                           ===========   =========

See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 1 - NATURE OF BUSINESS:

Power Efficiency Corporation ("Power Efficiency" and/or the "Company"), was incorporated in Delaware on October 19, 1994. Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world. The Company currently has two principal and proprietary products: the Three Phase Power Commander(R), which is used in industrial applications, and the Single Phase Power Commander(R), which is used in consumer applications. The Company also engages in research and development of new, related energy saving products.

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

Website, Customer List and Amortization:

Website and customer lists are stated at cost. Website costs capitalized include application and infrastructure development stage costs and graphics. Amortization is computed based upon the estimated useful life of the website and customer list, which is three years. Website maintenance and hosting costs are charged to expenses as incurred.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Loss Per Common Share:

Loss per common share is determined by dividing net loss available to common stockholders by the weighed average number of common shares outstanding during the year. Diluted loss per share is not presented since giving effect to potential common shares would be anti-dilutive.

Accounting Stock Based Company:

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

Income Taxes:

The Company has not provided for deferred taxes because the tax effect of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts are not material

Deferred Financing Costs:

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

NOTE 4 - ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF PERFORMANCE CONTROL, LLC:

On August 7, 2000, the Company purchased certain assets and assumed certain liabilities of Performance Control, L.L.C. ("Performance Control"), its then major customer, for an aggregate of 1,112,245 newly issued restricted shares of the Company's common stock. This acquisition was accounted for as a purchase in accordance with APB16. The statement of operations includes Performance Control's results of operations since August 7, 2000, the date of purchase. The newly issued stock was valued at $2.40 per share. The purchase price of $2,669,388 was allocated as follows:


               Accounts receivable                 $       9,120
               Inventory                                 488,725
               Prepaid expenses                              443
               Security deposit                            6,000
               Fixed assets                              118,875
               Manuals/sales literature                   68,137
               Contracts/customer lists                  247,237
               Website                                    38,495
               Goodwill                                2,131,244
               Accounts payable                         (314,707)
               Notes payable                            (124,181)
                                                   -------------

                                                   $   2,669,388
                                                   =============

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Performance Control's website was capitalized since it is a viable working site that continues to function. Such site continues to generate sales, leads, contacts and inquiries about the Company's products. The Company's primary website is www.powerefficiencycorp.com with an automatic rerouting from www.performancecontrol.com.

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


                                                 Year Ended December 31,
   Statements of Operations (Unaudited)      2000(a)(b)          1999(a)(c)

   Revenues                               $        251,011     $      369,155
                                          ================     ==============

   Net Loss                               $     (4,927,945)    $   (1,374,698)
                                          ================     ==============


   Loss Per Common Share                  $           (.98)    $         (.31)
                                          ================     ==============

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


(b) Adjustments to operating expenses include the following items:

       Depreciation                                                               $      13,385
       Amortization
           -  Goodwill                                                                   82,880
           -  Website and customer list                                                  26,929
           -  Customer contracts, manuals and sales literature                           25,127
       Elimination of intercompany profit in ending inventory                           154,346
       Officer compensation                                                             105,268
       Interest                                                                          (7,125)
                                                                                  -------------

                                                                                  $     400,810
                                                                                  =============

(c) Adjustments to operating expenses include the following items:

       Acquisition costs                                                          $      25,000
       Depreciation                                                                      22,945
       Amortization
           -  Goodwill                                                                  142,080
           -  Website and customer list                                                  46,165
           -  Customer contracts, manuals and sales literature                           43,075
       Elimination of intercompany profit in ending inventory                           207,703
       Officer compensation                                                             168,000
       Interest                                                                         (12,214)
                                                                                  -------------

                                                                                  $     642,754
                                                                                  -------------

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2000, property and equipment is comprised as follows:

                                                                  2000
       Machinery and equipment                               $      94,211
       Office furniture and equipment                               81,411
                                                             -------------
                                                                   175,622
       Less: accumulated depreciation                               43,307
                                                             -------------
       Property and Equipment, Net                           $     132,315
                                                             =============


Depreciation for the years ended December 31, 2000 and 1999 amounted to $20,351 and $7,811.

NOTE 6 - CONCENTRATION OF RISKS:

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

International sales as a percentage of total revenues for the year ended December 31, 2000 are as follows:

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

                                            Country                  2000

                                            China                      12%
                                            Canada                     15%

NOTE 7 - INVENTORIES:

Inventories consist of the following:

                                                  December 31, 2000

             Raw materials                            $ 451,472
             Finished goods                              74,982

                                                      $ 526,454
                                                      ---------

NOTE 8 - LINE OF CREDIT AGREEMENT:

On December 6, 2000, the Company, entered into a line of credit agreement with a bank in the sum of $750,000. The aggregate principal amount outstanding at any one time shall not exceed the lesser of the bank's "borrowing formula" or $750,000. The bank's borrowing formula means: (a) 80% of the Company's trade accounts receivable in which the bank has a perfected, first priority security interest, excluding amounts more than 90 days past due from the date of invoice, and accounts otherwise unacceptable to the bank, plus (b) inventory of the Company in which the bank has a perfected first priority security interest, revalued at the lower of cost or market, but not exceeding $500,000, reducing to $450,000 at February 28, 2001, $400,000 at March 31, 2001, and $350,000 at April
30, 2001 in the aggregate, as follows: (1) 50% of raw material inventory, and
(2) 50% of finished goods inventory. The line of credit agreement bears interest at 2% per annum above the prime rate (11.5% at December 31, 2000) and expires April 30, 2001. The line of credit agreement is collateralized by all inventory, accounts receivable, equipment and instruments. The bank has a general lien on all corporate assets.

In addition, the line of credit agreement contains restrictive covenants. These include, among other things, certain requirements for financial reporting, restrictions on dividends (no declaration or payment of dividends), sale of shares (unable to issue, sell or otherwise dispose of capital stock), guarantees, advances and investments.

Long-term debt matures as follows:

                    Year
                    ----
                    2001                    $277,887

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 9 - INCOME TAXES:

As of December 31, 2000 the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $1,800,000 which expire at varying amounts through 2020. The net operating loss carryforwards result in deferred tax assets of approximately $612,000 at December 31, 2000; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE 10 - WARRANTS AND STOCK OPTION PLAN: (Continued)
Warrant Activity

Warrant activity during the years ended December 31, 2000 and 1999 follows:

                                                 Warrants             Exercise Price
                                                 --------             --------------
Outstanding at January 1, 1999                    36,720                   $2.00
Issued during 1999                                 ---                      ---
                                                 -------                   -----
Outstanding at January 1, 2000                    36,720                   $2.00
Issued during 2000                               550,000                   $3.00
                                                 -------                   -----
Outstanding at December 31, 2000                 586,720                   $2.94
                                                 =======                   =====

Stock Option Plan:

In 1994, the Company adopted a Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of options to purchase up to 500,000 shares of common stock at an exercise price equal to the fair market value of the common stock (110% of fair market value for a holder in excess of 10%) on the date of the grant. These options were repriced by the Board of Directors at the September 7, 2000 meeting to $2.00 per share. No options have been exercised to date. Because the exercise price is less than the average market price per share the Company recognized $973,276 as additional compensation expense in 2000.

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

In connection with a certain stockholder note payable, the Company granted the lender 30,000 options as additional collateral in 1999. In 2000, the note was amended to extend the due date and the Company granted 75,000 options as additional collateral. The original 30,000 options were cancelled (see Note 15).

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Plan activity during the year ended December 31, 2000 and 1999 follows:

                                                     Exercise
                                           Shares     Price
                                         ---------   --------
Outstanding at January 1, 1999             500,000   $   2.00
Granted during 1999                           --         --
Exercised during 1999                         --         --
Expired during 1999                           --
                                         ---------   --------

Options outstanding and exercisable at
  December 31, 1999                        500,000       2.00
Granted during 2000                      1,325,000       2.00
Exercised during 2000                         --         --
Expired during 2000                        (18,180)      2.00
                                         ---------   --------

Options outstanding and exercisable
  at December 31, 2000                   1,806,820   $   2.00
                                         =========   ========



Weighted average remaining contractual life at December 31, 2000            8.6
                                                                            ---

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

Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share for the year ended December 31, 2000 would have been as follows:

          Net loss - as reported                       $   (4,354,080)
          Net loss - pro forma                         $   (5,255,080)
          Loss per common share, - as reported         $         (.86)
          Loss per common share, - pro forma           $        (1.04)

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

The Company leases office, warehouse and research facilities under an operating lease. The lease expires on June 30, 2001.

Minimum future rentals are as follows:

                   Year
                   ----
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

NOTE 12 - RELATED PARTY TRANSACTIONS:

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

NOTE 13 - INSURANCE COVERAGE:

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


NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

                                                2000          1999
                Income Taxes                   $       328   $      200
                                           -----------------------------


                Interest                       $    18,905   $       --
                                           -----------------------------

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NON-CASH INVESTING AND FINANCING ACTIVITIES:

2000
----

Common stock issued in connection with acquisition
of certain assets and liabilities of Performance Control
(Note 4)                                                              $2,669,388
                                                                      ----------


Common stock issued for settlement of outstanding professional fees
                                                                      $   73,812
                                                                      ----------

NOTE 15 - STOCKHOLDER LOAN PAYABLE

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

NOTE 16 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

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

NOTE 17 - EMPLOYMENT AGREEMENTS:

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

NOTE 18 - STOCKHOLDERS' EQUITY:

During 2000, the Company agreed to issue 17,525 and 30,000 shares of common stock for legal and consulting services rendered and such shares were issued in 2001. The total services that were provided totaled $43,812 and $23,000, respectively. The shares were issued in reliance on Rule 506 of Regulation D and
Section 4(s) of the Securities Act of 1933.

NOTE 19 - PRIVATE STOCK OFFERING:

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

NOTE 20 - CORRECTIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS:

Certain corrections were made to previously issued financial statements for 2000. Such corrections related primarily to the valuation of assets acquired from Performance Control, valuation of the repriced options and the value of the options issued during the year.

The effect of such corrections for the year ended December 31, 2000 were as follows:

                                       As
                                   Previously
                                    Reported            As Restated
                                   ----------          ------------
Net Loss                           $(661,050)          $(4,354,080)

Basic Loss Per                         $(.13)               $ (.86)
Common Share


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

                                                                Duration and
                                                                Expiration
                                     Position &                 Date of
                                     Office with                Present Term                 Director and/or
Name                        Age      Registrant                 as Director                  Officer Since(1)
----                        ---      ----------                 -----------                  ----------------
Stephen L. Shulman          58       President, Chief           Next Annual Meeting of       August 7, 2000
                                     Executive Officer and      Stockholders(2)
                                     Chairman of the Board
Nicholas Anderson           67       Chief Technology           Next Annual Meeting of       October 1994
                                     Officer and Director       Stockholders(2)
Arthur N. Smith             77       Chief Financial                                         August 7, 2000
                                     Officer
Scott W. Straka             38       Director                   Next Annual Meeting of       August 7, 2000
                                                                Stockholders(2)
Lee W. Greenberg            47       Director                   Next Annual Meeting of       January 10, 2001
                                                                Stockholders(2)
Leonard S. Bellezza         54       Director                   Next Annual Meeting of       January 10, 2001
                                                                Stockholders(2)


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

         Each director and greater than 10% beneficial owner failed to file on a timely basis reports concerning his or its holdings of Common Stock with respect to the year ended December 31, 2000, as follows:

                                                                      Date Report               Date Report
          Name                                     Report             was Required               was Filed
          ----                                     ------             ------------               ---------
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

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                  Long-Term Compensation
                                                                                               Awards
                                                                                              Number of
Name and                                                                                     Securities
Principal                                                     Other Annual                   Underlying
Position                             Year        Salary       Compensation                   Options/SAR
--------                             ----        ------       ------------                   -----------

Stephen Shulman,                     2000        $50,000        $1,313,000(2)                   650,000(3)
President and
Chief Executive
Officer and
Director(1)
Nicholas Anderson,                   2000         50,000(4)(5)  $  606,000(6)                   300,000(7)
Former President and
Chief Executive Officer,             1999             --        $   72,000(5)                        --
Chief Technology Officer
and Director(1)                      1998             --            60,000(5)                        --
Arthur Smith,                        2000         35,000        $  101,000(8)                    50,000(9)
Chief Financial Officer(1)


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

(2) Consists of 650,000 options issued under the 2000 Plan on September 7, 2000. The exercise price of $2.00 per share was below the $4.02 market value of the underlying common stock. The difference of $2.02 per share was recorded as compensation expense (650,000 multiplied by $2.02).

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

(6) Consists of 300,000 options issued under the 2000 Plan on September 7, 2000. The exercise price of $2.00 per share was below the $4.02 market value of the underlying common stock. The difference of $2.02 per share was recorded as compensation expense (300,000 multiplied by $2.02).

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

(8) Consists of 50,000 options issued under the 2000 Plan on September 7, 2000. The exercise price of $2.00 per share was below the $4.02 market value of the underlying common stock The difference of $2.02 per share was recorded as compensation expense (50,000 multiplied by $2.02).

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


                        OPTION GRANTS IN LAST FISCAL YEAR

                                             Percent of
                        Number of            Total
                        Securities           Options
                        Underlying           Granted to               Exercise or
                        Options              Employees in             Base Price
Name of Officer         Granted              Fiscal Year(1)           Per Share         Expiration Date


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

                          FISCAL YEAR-END OPTION VALUES

                                                                                                Value of
                                                                                          Unexercised In-The-
                                                       Number of Securities                 Money Options at
                                                      Underlying Unexercised                Fiscal Year End
           Name of                                  Options at Fiscal Year End               (Exercisable/
      Executive Officer                            (Exercisable/Unexercisable)               Unexercisable)


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

         The Company has agreed to compensate Scott W. Straka, Lee W. Greenberg and Leonard S. Bellezza for their service as directors. On September 7, 2000, each director received a non-qualified stock option to purchase 50,000 shares of the Registrant's Common Stock at an exercise price of $2.00 per share. The exercise price of $2.00 was below the market value of the underlying common stock. As a result, the Registrant recorded additional compensation expense to account for the difference between the $2.00 exercise price and the $4.02 market value.

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

         Title of         Name and Address of                          Amount and Nature of          Percentage
          Class           Beneficial Owner                           Beneficial Ownership (1)       of Class (1)
          -----           ----------------                           ------------------------       ------------

Common Stock              Anthony C. Caputo                                 1,492,820(2)                22.4%
                          P.O. Box 6581
                          Bridgewater, NJ 08807

Common Stock              Nicholas Anderson Chief                           1,591,653(3)                23.8%
                          Technology Officer and Director

Common Stock              Performance Control, L.L.C.                       1,004,853(4)                15.4%

Common Stock              Stephen L. Shulman, President                     1,249,696(5)                18.8%
                          and Director

Common Stock              Arthur N. Smith, Chief Financial                     10,000(6)                  .2%
                          Officer

Common Stock              Scott W. Straka, Director                            20,000(7)                  .3%

Common Stock              Lee W. Greenberg, Director                           10,000(8)(10)              .2%

Common Stock              Leonard S. Bellezza, Director                        60,000(9)(10)              .9%

Common Stock              Phillip Elkus                                     1,027,353(11)               15.7%
                          27888 Orchard Lake Rd.
                          Farmington Hills, MI 48334

Common Stock              R. Scott Caputo                                     375,500(12)                5.6%
                          88 East Main Street
                          Suite 514
                          Mendham, NJ 07945

Common Stock              All Executive Officers and                        2,941,349                   42.8%
                          Directors as a group (6 persons)

-------------

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


Item 12. Certain Relationships and Related Transactions

     Strategic Advisor and Finder Agreement

         On February 21, 2001, the Registrant entered into a letter agreement with Lee W. Greenberg d/b/a ARI Group ("ARI"), a director of the Registrant, whereby ARI agreed to act as a strategic advisor and as a finder to the Registrant. The agreement was effective March 1, 2001 and automatically renews for successive 36-month terms beginning January 1, 2002, unless terminated. In exchange for these services, the Registrant agreed to compensate ARI as follows:

         o $500 per month until the Registrant raises $1 million in investments as a result of ARI's efforts, at which time the amount is increased to $4,500 per month;

         o One warrant to purchase 50,000 shares of the Registrant's common stock at an exercise price of $2.00 per share during each term of the agreement; and

         o 5% of the aggregate investments received by the Registrant as a result of ARI's efforts.


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

         Stockholder's Loan

         On September 29, 1999, the Registrant borrowed $100,000 (the "Caputo Loan") from R. Scott Caputo (the "Lender"), the son of Anthony Caputo who was at that time President and Chairman of the Registrant (see Note 15 to the Financial Statements). As consideration for the loan, Nicholas Anderson, the then President and Chief Executive Officer, granted Mr. Caputo a first lien and security interest in and to an aggregate of 200,000 shares of the Registrant's common stock owned by Nicholas Anderson. As additional consideration, the Registrant issued Mr. Caputo a non-qualified stock option to purchase 30,000 shares of the Registrant's common stock at a floating exercise price equal to the mean between the closing bid and asked price of the Registrant's common stock.

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

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits

         The following exhibits are filed as part of this report:

Description of Document                                                                                 Location
-----------------------                                                                                 --------

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

10.22     2000 Stock Option Plan                                                                        ****

10.23     Employment Agreement with Stephen Shulman                                                     ****

10.24     Employment Agreement with Nicholas Anderson                                                   ****

----------------------------------------

** Previously filed by the Registrant as an Exhibit on Form 10-SB, on October 20, 2000, here incorporated by reference.

*** Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on April 12, 2001, here incorporated by reference.

**** Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on October 26, 2001, here incorporated by reference.

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

                                       POWER EFFICIENCY CORPORATION

Dated:  September 6, 2002              By:   /s/ Raymond J. Skiptunis
                                             ----------------------------------
                                             Raymond J. Skiptunis, President


In accordance with the Exchange Act, this report have been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 6, 2002              By:   /s/ Raymond J. Skiptunis
                                             ----------------------------------
                                             Raymond Skiptunis, President
                                              and Director



Dated:  September 6, 2002              By:   /s/ Nicholas Anderson
                                             ----------------------------------
                                             Nicholas Anderson, Director



Dated:  September 6, 2002              By:   /s/ Scott Straka
                                             ----------------------------------
                                             Scott Straka, Director



Dated:  September 6, 2002              By:   /s/ Leonard Bellezza
                                             ----------------------------------
                                             Leonard Bellezza, Director

                                  EXHIBIT INDEX

Description of Document                                                                                 Location
-----------------------                                                                                 --------

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

10.22     2000 Stock Option Plan                                                                        ****

10.23     Employment Agreement with Stephen Shulman                                                     ****

10.24     Employment Agreement with Nicholas Anderson                                                   ****

----------------------------------------


** Previously filed by the Registrant as an Exhibit on Form 10-SB, on October 20, 2000, here incorporated by reference.

*** Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on April 12, 2001, here incorporated by reference.

**** Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on October 26, 2001, here incorporated by reference.