Form 10QSB/A
period 2001-03-31
POWER EFFICIENCY CORP
filed 2002-09-09
CIK 1024075

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                          FORM 10-QSB (AMENDMENT NO. 1)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________

                           Commission File No. 0-31805

                          POWER EFFICIENCY CORPORATION
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    Delaware                                          22-3337365
------------------------------------------------   --------------------------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification NO.)
              organization)


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

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 2001 was 6,393,370.
Transitional Small Business Disclosure Format (check one): Yes ___ No X

Table of Contents

                             POWER EFFICIENCY CORP.
                                FORM 10-QSB INDEX


               Index                                                                                            2
Part I.                                        FINANCIAL INFORMATION                                          Page
Item 1.        Financial Statements (Unaudited)
               Condensed Balance Sheets as of March 31, 2001 and December 31, 2000                              3
               Condensed Statements of Operations for the three months ended March 31, 2001 and 2000            4
               Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000            5
               Notes to Consolidated Financial Statements                                                      6/7
Item 2.        Management's Discussion and Analysis or Plan of Operation                                       8/9

Part II.                                          OTHER INFORMATION                                            Page
Item 1.        Legal Proceedings                                                                                9
Item 2.        Changes in Securities                                                                            9
Item 3.        Defaults Upon Senior Securities                                                                  9
Item 4.        Submission of Matters to a Vote of Security Holders                                              9
Item 5.        Other Information                                                                                9
Item 6.        Exhibits and Reports on Form 8-K                                                                 9
               Signatures                                                                                       10


                          Power Efficiency Corporation
                            Condensed Balance Sheets
                      March 31, 2001 and December 31, 2000


                                                                                            (Unaudited)
                                                                                          March 31, 2001      December 31, 2000
                                                                                          --------------      -----------------
                                                                                            (Restated)            (Restated)
                                   Assets

Current Assets
   Cash and Equivalents                                                                     $     2,294          $     8,492
   Accounts Receivable - Trade, Net of reserve of $5,000                                        104,625              114,166
   Inventory                                                                                    562,434              526,454
   Prepaid Expenses                                                                                 443                  443
                                                                                            -----------          -----------
          Total Current Assets                                                                  669,796              649,555
                                                                                            -----------          -----------

Property and Equipment, Net                                                                     142,543              132,315
                                                                                            -----------          -----------
Other Assets
   Deposits                                                                                       6,000                6,000
   Patent Application Costs (Net)                                                                14,980               17,089
   Deferred Financing Costs                                                                      47,746               51,936

Goodwill                                                                                      2,036,522            2,072,043
   Customer Contacts, Manuals and Sales Literature                                              186,657              197,426
   Website and Customer List                                                                    107,719              119,260
                                                                                            -----------          -----------
          Total Other Assets                                                                  2,399,624            2,463,754
                                                                                            -----------          -----------
                                                                                            $ 3,211,963          $ 3,245,624
                                                                                            ===========          ===========
Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
   Line of Credit Agreement                                                                 $   372,887          $   277,887
   Accrued Salaries and Payroll Taxes                                                            49,922               51,611
   Accounts Payable and Accrued Expenses                                                        413,723              485,695
   Stockholder Loan Payable                                                                           -              100,000
                                                                                            -----------          -----------
          Total Current Liabilities                                                             836,532              915,193
                                                                                            -----------          -----------

Stockholders' Equity
   Preferred Stock, $.001 par value 1,000,000 shares authorized,
   none outstanding                                                                                   -                    -
   Common Stock, $.001 par value, 9,000,000 shares
   authorized, 6,393,370 and 6,043,370 shares issued and outstanding
   in 2001 and 2000, respectively                                                                 6,368                6,043
   Additional Paid-in Capital                                                                 8,379,769            7,950,094
   Accumulated Deficit                                                                       (6,010,706)          (5,625,706)
                                                                                            -----------          -----------
          Total Stockholders' Equity                                                          2,375,431            2,330,431
                                                                                            -----------          -----------

Total Liabilities and Stockholders' Equity                                                  $ 3,211,963          $ 3,245,624
                                                                                            ===========          ===========



See notes to condensed Financial Statements.

                          Power Efficiency Corporation
                 Condensed Statements of Operations - Unaudited


                                                                             Three Months
                                                                             Ended March 31,
                                                                   --------------------------------
                                                                      2001
                                                                    (Restated)             2000
                                                                   ------------         -----------
REVENUES                                                           $   155,050          $       782
                                                                   -----------          -----------

COSTS AND EXPENSES:                                                                               -
   Cost of Sales                                                        79,307
   Research and Development                                             67,174                  500
   Manufacturing                                                        35,205                6,630
   Selling, general and administrative                                 285,969               19,236
   Depreciation and Amortization                                        72,195                6,584
                                                                   -----------          -----------
          Total Costs and Expenses                                     539,850               32,950
                                                                   -----------          -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                (384,800)             (32,168)

PROVISION FOR INCOME TAXES                                                 200                    -
                                                                   -----------          -----------

NET LOSS                                                           $  (385,000)         $   (32,168)
                                                                   ===========          ===========


BASIC LOSS PER COMMON SHARE                                        $      (.06)         $      (.07)
                                                                   ===========          ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                                   6,149,500            4,384,000
                                                                   ===========          ===========


See notes to condensed Financial Statements

                          Power Efficiency Corporation
                  Condensed Statements of Cash Flow - Unaudited
                      Quarter Ended March 31, 2001 and 2000


                                                                 March 31, 2001         March 31, 2000
                                                                 --------------         --------------
                                                                   (Restated)
Cash Flow From Operating Activities
   Net Loss                                                        $(385,000)             $ (32,168)
   Adjustments to reconcile net loss to net cash:
      Used for operating activities:

    Depreciation and Amortization                                     72,195                  6,384
     Debt restructuring                                              130,000                     -

 Accounts Receivable - Trade                                           9,541                 19,012
     Inventory - Raw Materials/Finished Goods                        (35,980)                    -
     Accounts Payable and Accrued Expenses                           (73,661)                 7,213
                                                                   ---------              ---------
   Total Adjustments                                                (102,095)                32,609
                                                                   ---------              ---------
   Net Cash (Used For) Provided By                                 $(282,905)             $     441
   Operating Activities

Investing Activities
    Equipment Purchases                                              (18,293)                    -


Financing Activities
   Proceeds from issuance of equity securities                       200,000                     -
   Notes Payable - Bank                                               95,000                     -

   Net Cash Provided By Financing Activities                         295,000                     -
                                                                   ---------              ---------

   Net (Decrease) Increase in Cash                                 $  (6,198)             $     441
                                                                   =========              =========

Summary:
   Cash Balance At End Of Period                                   $   2,294              $      91
   Cash Balance At Beginning Of Period                                 8,492                   (350)
                                                                   ---------              ---------
   Net (Decrease) Increase in Cash                                 $  (6,198)             $     441
                                                                   =========              =========
Non-cash Investing and Financing Activities

    Common Stock issued in connection with
     extinguishment of stockholder note payable                    $ 230,000
                                                                   =========


     See notes to condensed Financial Statements

                       POWER EFFICIENCY CORPORATION NOTES
                        TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1, BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures required to be presented in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto for the year ended December 31, 2000 contained in Power Efficiency Corporation's (the "Company") Form 10-KSB Annual Report and Form 10-SB Registration Statement, as amended from time to time, as filed with the Securities and Exchange Commission. The March 31, 2001 balance sheet was derived from unaudited financial statements, and does not include all disclosures required by generally accepted accounting principles.

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

NOTE 7, ISSUANCE OF STOCK OPTIONS

         On March 23, 2001, the Company granted 180,000 stock options at an exercise price of $2.00. Since the weighted average price per share was $1.83, the Company is not required to recognize compensation expense.

NOTE 8, DEBT RESTRUCTURING

         On March 15, 2001, the Company settled a loan payable to a Stockholder in the amount of $100,000, plus interest thereon, and the option to purchase 75,000 shares of common stock for 125,000 shares of common stock. The Company accounted for this transaction as a capital transaction between related parties during the first quarter of 2001. The difference of $130,000 between the fair value of the equity interest and the carrying amount of the payable was recognized as a loss by the Company and is included in selling, general and administrative expenses.

NOTE 9, FILING OF FORM 10-KSB FOR FISCAL YEAR 2001-APRIL 2002

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion is designed to provide a review of the financial condition and results of operations of Power Efficiency Corporation (the "Company"). This discussion should be read in conjunction with the financial statements related notes.

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

Risk Factors include, but are not limited to, demand for products and services; the degree of competition by competitors; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior; the ability to raise capital and maintain financing sources; development of the Company's products; and changes in the national economy. In addition, recent events relating to the terrorist attacks on September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for the Company's service and products. These are representative of the Risk Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, further events or otherwise.

The Registrant generates revenues from a single business segment, the design, development, marketing and sale of proprietary solid state electrical components designed to effectively reduce energy consumption in alternating current induction motors.

The Registrant began generating revenues from sale of its patented Power Commander line of motor controllers in 1995. As of December 31, 2000, the Registrant had total stockholders equity of $2,330,431, primarily as a result of the Registrant's August 7, 2000, purchase of the assets of Performance Control, LLC ("PerCon"), the largest distributor of the Registrant's products. The transaction was accounted for as a purchase and PerCon's Statement of Operations is not included in the first quarter results comparison. The Registrant relocated its principal offices and facilities to PerCon's facilities in Ann Arbor, Michigan.

The consolidation of both entities allowed the Registrant to incorporate the administrative, sales, marketing and manufacturing operations by PerCon. PerCon had developed sales contacts with major OEM's in the elevator/escalator industry and transferred those agreements. The fully integrated organization allowed the Registrant to obtain a bank line of credit up to $750,000 for the build up in inventory collateralized by the current inventory and account receivables. Also, the recent Private Placement 506 offering had additional subscribers that enabled the Registrant to address the consolidated Accounts Payable.

The first quarter of 2001 reflects the combined entities with respect to operating expenses, research and development etc. The expected savings in operating expenses, cost of goods will be reflected in year 2001.

Results of Operation

Three Months Ended March 31,2001 Compared to Three Months Ended March 31, 2000

Revenues. Revenues for the three months ended March 31, 2001 was $155,050 compared to $782 of miscellaneous income for the prior comparable quarter, an increase of $154,268. The increase in revenue was principally attributable to the completion of performance testing by our clients and the conversion of the test units into purchases.

Cost of revenues. Cost of revenues for the three months ended March 31, 2001 was $79,307, or 51% of revenues. The increase in Cost of Revenues was due to the increased volume in sales.

Research and development. Research and development expenses were $67,174, or 43% of revenues, for the three months ended March 31, 2001 as compared to $500, or 64% of revenues, for the three months ended March 31, 2000 due to increased research and development activity after the acquisition of PerCon.

Selling, general, manufacturing and administrative. Selling, general, manufacturing and administrative expenses increased to $321,174, or 207% of revenues, for the three months ended March 31, 2001 from $25,866, or 3,307% of revenues, for the three months ended March 31, 2000. The increase in expenses was primarily due to a loss of $130,000 recognized on a loan settlement with a Stockholder, and increases in sales, marketing and administrative personnel from two to eight. There was additional travel due to new customers in the Asia-Pacific region and substantial administrative fees for professional services due to the filing of the Form 10-SB.

As a result, the Company incurred a net loss of $385,000 during the three months ended March 31, 2001, compared to a net loss of $32,168 during the three months ended March 31, 2000.

Liquidity and Capital Resources

Since inception, the Registrant has financed its operations primarily through the sale of equity securities and using bank borrowings. As of March 31, 2001, the Registrant has received a total of approximately $1,829,261 from public and private offerings of its equity securities and received approximately $372,887 under a bank line of credit. As of March 31, 2001, the Registrant had cash and cash equivalents of $2,294.

Cash used in operating activities was for the three months ended March 31, 2001, was $282,905 in 2001, and ($441) in 2000. Cash used in operating activities in the three months ended March 31, 2001 reflected a net loss of $385,000. In 2000, cash used in operating activities reflected a net loss of $32,168.

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

ITEM 2. CHANGES IN SECURITIES

In connection with a private placement memorandum dated May 16, 2000 the company sold 225,000 shares of its common stock in 1st quarter 2001. The company also issued 125,000 shares of common stock to cancel a note payable to a shareholder in the amount of $100,000. The Company accounted for this transaction as a capital transaction between related parties during the first quarter of 2001.

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

             ------------------------------------------------------
                          POWER EFFICIENCY CORPORATION
             ------------------------------------------------------



             Date: September 6, 2002    /s/  Raymond J. Skiptunis
                                        --------------------------------------
                                             Raymond J. Skiptunis
                                        President, Chief Executive Officer
                                        And Chief Financial Officer