Form 10QSB/A
period 2001-06-30
POWER EFFICIENCY CORP
filed 2002-09-09
CIK 1024075

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                         FORM 10-QSB (AMENDMENT NO. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM ___________ TO _________________


                          POWER EFFICIENCY CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                   22-3337365
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


      4220 Varsity Drive, Suite E                       (734) 975-9111
          Ann Arbor, MI 48108                    (Issuer's Telephone Number,
(Address of Principal Executive Office)              Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X  No
             ----   -----

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 30, 2001 was 6,522,120.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               ----     -----



================================================================================

                          POWER EFFICIENCY CORPORATION
                                FORM 10-QSB INDEX


                                                                                                              Page
                                                                                                              ----
PART I.          FINANCIAL INFORMATION

                 Item 1.    Financial Statements (Unaudited)

                            Condensed Balance Sheets as of September 30, 2001 and December 31,
                            2000                                                                                3

                            Condensed Statements of Operations for the three months ended
                            September 30, 2001 and 2000 and nine months ended September 30,
                            2001 and 2000                                                                       4

                            Condensed Statements of Cash Flows for the nine months ended
                            September 30, 2001 and 2000                                                         5

                            Notes to Consolidated Financial Statements                                         6/7

                 Item 2.    Management's Discussion and Analysis or Plan of Operation                          8/9

PART II.         OTHER INFORMATION

                 Item 1.    Legal Proceedings                                                                   10

                 Item 2.    Changes in Securities                                                               10

                 Item 3.    Default Upon Senior Securities                                                      10

                 Item 4.    Submission of Matters to a Vote of Security  Holders                                10

                 Item 5.    Other Information                                                                   10

                 Item 6.    Exhibits and Reports on Form 8-K                                                    10

SIGNATURES                                                                                                      11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Power Efficiency Corporation
                            Condensed Balance Sheets
                      June 30, 2001 and December 31, 2000

                                                                (Unaudited)      December 31,
                                                               June 30, 2001         2000
                                                                -----------        -----------
                               Assets                           (Restated)        (Restated)

Current Assets
  Cash and Equivalents                                          $    84,511        $     8,492
  Accounts Receivable - Trade Net of Reserve of $5,000              198,638            114,166
  Inventory                                                         505,951            526,454
  Prepaid Expenses                                                      443                443
                                                                -----------        -----------
          Total Current Assets                                      789,543            649,555
                                                                -----------        -----------

PROPERTY AND EQUIPMENT - Net                                        145,902            132,315
                                                                -----------        -----------

OTHER ASSETS
   Deposits                                                          15,500              6,000
   Patent Application Costs - Net                                    12,872             17,089
   Deferred Financing Costs                                          43,555             51,936
   Goodwill - Net                                                 2,001,000          2,072,043
   Customer Contracts and Literature                                175,888            197,426
   Website and Customer List - Net                                   96,177            119,260
                                                                -----------        -----------
          Total Other Assets                                      2,344,992          2,463,754
                                                                -----------        -----------

Total Assets                                                    $ 3,280,437        $ 3,245,624
                                                                ===========        ===========

           Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
   Line of Credit Agreement                                     $   310,387        $   277,887
   Accounts Payable and Accrued Expenses                            152,104            485,695
   Accrued Salaries and Payroll Taxes                                49,922             51,611
   Stockholder Loan Payable                                              --            100,000
                                                                -----------        -----------
          Total Current Liabilities                                 512,413            915,193

Long Term Liabilities
   Stockholder Note Payable (Subordinated)                          300,000                 --
                                                                -----------        -----------
          Total Liabilities                                         812,413            915,193
                                                                -----------        -----------

Stockholders' Equity
   Preferred Stock, .001 par value, 1,000,000 shares
    authorized, none outstanding
   Common Stock, .001 par value, 9,000,000 authorized,
    6,522,120 and 6,043,370 issued and outstanding in
    2001 and 2000, respectively                                       6,523              6,043
   Additional Paid-in Capital                                     8,866,559          7,950,094
   Accumulated Deficit                                           (6,405,058)        (5,625,706)
                                                                -----------        -----------
          Total Stockholders' Equity                              2,468,024          2,330,431
                                                                -----------        -----------

Total Liabilities and Stockholders' Equity                      $ 3,280,437        $ 3,245,624
                                                                ===========        ===========

See Notes to Condensed Financial Statements

                          Power Efficiency Corporation
                        Condensed Statement of Operations
                                   (Unaudited)

                                           Three Months Ended          Six Months Ended
                                               June, 30,                   June, 30,
                                        -------------------------   -------------------------
                                          2001           2000            2001             2000
                                        -----------   -----------   -----------   -----------
                                                      (Restated)                  (Restated)

REVENUES                                $   212,408   $        --   $   367,458   $       782
                                        -----------   -----------   -----------   -----------

COSTS AND EXPENSES:
  Cost of Sales                             122,905            --       202,211            --
  Research and Development                   61,600            --       128,774           500
  Selling, General, Administrative and
    Manufacturing                           350,060        16,495       671,235        42,361
  Depreciation and Amortization              72,195         6,584       144,390        13,168
                                        -----------   -----------   -----------   -----------
          Total Costs and Expenses          606,760        23,079     1,146,610        56,029
                                        -----------   -----------   -----------   -----------

LOSS BEFORE PROVISION FOR INCOME TAXES     (394,352)      (23,079)     (779,152)      (55,247)

PROVISON FOR INCOME TAXES
                                                 --            --           200            --
                                        -----------   -----------   -----------   -----------
NET LOSS                                $  (394,352)  $   (23,079)  $  (779,352)      (55,247)
                                        -----------   -----------   -----------   -----------

BASIC LOSS PER COMMON SHARE             $     (0.06)  $    (0.005)  $     (0.12)  $     (0.01)

                                        ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                      6,440,000     4,384,000     6,440,000     4,384,000
                                        ===========   ===========   ===========   ===========

See Notes to Condensed Financial Statements

                          Power Efficiency Corporation
                 Condensed Statements of Cash Flows (Unaudited)

                                                             Six Months Ended                  Six Months Ended
                                                               June 30, 2001                     June 30, 2000
                                                     ---------------------------------- --------------------------------
                                                        (Restated)
Cash Flow from Operating Activities

   Net Loss                                                             $    (779,352)                  $       (55,447)
   Adjustments to reconcile Net Cash:
   used for operating activities:
     Depreciation and amortization                          144,390                           13,168
     Issuance of stock options                               47,300
    Debt Restructuring                                      130,000
  Changes in certain assets and liabilities:
  (Increase) decrease in:
   Accounts Receivable                                      (84,472)                         (43,916)
   Deposits                                                  (9,500)                           4,000
   Inventory - Raw Materials/Finished Goods                  20,503                           28,679
  Increase (decrease) in:
   Accounts Payable and Accrued Expenses                   (335,279)                        (106,727)
   Accrued salaries and payroll taxes                                                         14,930
                                                                                         ------------
Total Adjustments                                                              (87,058)                         (44,738)
                                                                        ---------------                  ---------------
Net Cash Used for Operating Activities                                        (866,410)                        (298,137)
                                                                        ---------------                  ---------------

Cash Flow From Investing Activities
   Equipment Purchases                                                         (29,716)                         --
                                                                        ---------------                  ---------------

Cash Flow From Financing Activities
   Notes Payable - stockholders                             200,000                               --
   Proceeds from issuance of equity securities              754,645                          350,152
   Expenses associated with issuance of
      equity securities                                     (15,000)                              --
Line of credit agreement                                     32,500                               --
                                                       -------------                     ------------

Net Cash Provided by Financing Activities                                      972,145                          350,152
                                                                        ---------------                 ----------------

Net Increase in Cash                                                            76,019                  $        18,155
                                                                        ===============                 ================

Summary:
   Cash Balance At End Of Period                                        $       84,511                  $        17,805
   Cash Balance At Beginning Of Period                                           8,492                            (350)
                                                                        ---------------                 ----------------
   Net Increase In Cash                                                 $       76,019                  $        18,155
                                                                        ---------------                  ---------------

Non- Cash Investing and Financing Activities
   Common stock issued in connection with
   extinguishment of stockholders note payable                          $      230,000
                                                                        ---------------

   Common Stock issued in connection with
   professional services rendered                                       $       30,000
                                                                        ===============


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

7.        DEBT RESTRUCTURING

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

8.        ISSUANCE OF STOCK OPTIONS

          On May 23, 2001, the Company granted 10,000 stock options at an exercise price of $2.00. Because the weighted average price per share was $6.73 the Company recognized additional compensation expense of $47,300. This additional compensation expense is included in selling, general and administrative expenses.

9.        AGREEMENT WITH A STRATEGIC ADVISOR

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

10.       STOCKHOLDER'S EQUITY

          On May 14, 2001, the Company sold 118,750 shares of common stock to an accredited investor. The first 25,000 shares were sold for $100,000 and the remaining 93,750 shares were sold for $300,000.

          On June 19, 2001, the Company issued 10,000 shares of common stock for payment of services. The total fees that were set aside in exchange for the stock were equal to $30,000.

11.       FILING OF FORM 10-KSB FOR FISCAL YEAR 2001-APRIL 2002

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

          Results of Operations

          Revenues: Revenues for the three months ended June 30, 2001 were $212,048 compared to none for the prior year comparable quarter, an increase of $212,048. Revenues for the six months ended June 30,2001 were $367,458 compared to $782 for the six months ended June30, 2000, an increase of $366,676. The increase in revenues was principally attributable to the completion of performance testing by certain customers and the conversion of the test units into purchases.

          Cost of Revenues: Cost of revenues for the three months ended June 30, 2001 was $122,905, or 57.9% of revenues. Cost of revenues for the six months ended June 30, 2001 was $202,211, or 55.0% of revenues.

          Research and Development: Research and development expenses were $61,600 or 29% of revenues, for the three months ended June 30, 2001, as compared to none for the three months ended June 30, 2000. Research and development expenses were $128,774, or 35.0% of revenues, as compared to $500, or 64.0% of revenues, for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase is due in part to additional research and development activity after the acquisition of Performance Control, L.L.C.

          Selling, General, Administrative and Manufacturing: Selling, general, administrative and manufacturing expenses increased to $350,060 or 164.8% of revenues, for the three months ended June 30, 2001, from $16,495 for the three months ended June 30, 2000, and increased to $671,235, or 182.7% of revenues, for the six months ended June 30, 2001 from $42,361, or 5,417% of revenues, for the six months ended June 30, 2000. The increase in expenses was primarily due to the to an increase in personnel required to adequately have sufficient sales and manufacturing help.

          The Company incurred a net loss of $394,352 during the three months ended June 30, 2001, compared to a net loss of $23,079 during the three months ended June 30, 2000. The Company incurred a net loss of $779,352 during the six months ended June 30, 2001, compared to a net loss of $55,247 during the six months ended June 30, 2000.

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

          Cash used in operating activities for the six months ended June 30, 2001, was $866,410. Cash used in operating activities for the six months ended June 30, 2000 was $298,137. In addition, the Company borrowed $300,000 from a stockholder. Cash used in operating activities for the six months ended June 30, 2001 reflected a net loss of $779,352 for the six months ended June 30, 2000, cash used in operating activities reflected a net loss of $55,447.

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

          The Company was not required to and did not engage on independent accountant to review the quarterly financial statements for the year ended December 31, 2000. As such, the financial information for the quarter and six months ended June 30, 2000, which is included with this filing, were not reviewed by an independent accountant.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts. The Company has accrued approximately $21,300 through June 30, 2001 related to these claims. In the opinion of management, after consultation with legal counsel, the outcome of such matter is not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2.   Changes in Securities

         On May 14, 2001, the Company sold 118,750 shares of common stock to an accredited investor. The first 25,000 shares were sold for $100,000 and the remaining 93,750 shares were sold for $300,000.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following documents are filed as exhibits to this report on Form 10-QSB:


         Exhibit No.       Document
         -----------       --------

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


                                      POWER EFFICIENCY CORPORATION
                                      (Registrant)


Date:  September 6, 2002              By: /s/ Raymond J. Skiptunis
                                      ----------------------------
                                      President, Chief Executive Officer and
                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Document
-----------       --------

 3.1 Certificate of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

 3.2 Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.