Form 10QSB/A
period 2001-09-30
POWER EFFICIENCY CORP
filed 2002-09-09
CIK 1024075

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                          FORM 10-QSB (AMENDMENT NO. 1)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FROM ___________________ TO ______________________


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
Yes   X     No
    -----      -----

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30, 2001 was 6,522,120.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                -----     -----



================================================================================

                          POWER EFFICIENCY CORPORATION
                                FORM 10-QSB INDEX


PART I.          FINANCIAL INFORMATION                                                                         Page

                 Item 1.    Financial Statements (Unaudited)

                            Condensed Balance Sheets as of September 30, 2001 and December 31,
                            2000                                                                                3

                            Condensed Statements of Operations for the three months ended
                            September 30, 2001 and 2000 and nine months ended September 30,
                            2001 and 2000                                                                       4

                            Condensed Statements of Cash Flows for the nine months ended
                            September 30, 2001 and 2000                                                         5

                            Notes to Consolidated Financial Statements                                         6/7

                 Item 2.    Management's Discussion and Analysis or Plan of Operation                          8/9

PART II.         OTHER INFORMATION

                 Item 1.    Legal Proceedings                                                                   10

                 Item 2.    Changes in Securities                                                               10

                 Item 3     Defaults upon Senior Securities                                                     10

                 Item 4     Submission of Matters to Security Holders                                           10

                 Item 5     Other Information                                                                   10

                 Item 6     Exhibits and Reports on Form 8-K                                                    10

SIGNATURES                                                                                                      11


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Power Efficiency Corporation
                            Condensed Balance Sheets
                    September 30, 2001 and December 31, 2000

                                                                          (Unaudited)
                                                                      September 30, 2001         December 31, 2000
                                                                     ----------------------    -----------------------
                               Assets                                       (Restated)                 (Restated)

Current Assets
  Cash and Equivalents                                                $             14,549      $               8,492
  Accounts Receivable - Trade Net of Reserve of $5,000                             240,551                    114,166
  Inventory                                                                        551,111                    526,454
  Prepaid Expenses                                                                  16,893                        443
                                                                     ----------------------    -----------------------
          Total Current Assets                                                     823,104                    649,555
                                                                     ----------------------    -----------------------

PROPERTY AND EQUIPMENT - Net                                                       159,590                    132,315
                                                                     ----------------------    -----------------------

OTHER ASSETS
   Deposits                                                                         15,500                      6,000
   Patent Application Costs - Net                                                   12,872                     17,089
   Deferred Financing Costs                                                         38,427                     51,936
   Goodwill - Net                                                                1,965,480                  2,072,043
   Customer Contracts and Literature                                               165,118                    197,426
   Website and Customer List - Net                                                  84,636                    119,260
                                                                     ----------------------    -----------------------
          Total Other Assets                                                     2,228,033                  2,463,754
                                                                     ----------------------    -----------------------

Total Assets                                                          $          3,264,727      $           3,245,624
                                                                     ======================    =======================

           Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
   Line of Credit Agreement                                           $            385,387      $             277,887
   Accounts Payable and Accrued Expenses                                           418,492                    485,695
   Accrued Salaries and Payroll Taxes                                               51,263                     51,611
   Stockholder Loan Payable                                                             --                    100,000
                                                                     ----------------------    -----------------------
          Total Current Liabilities                                                855,142                    915,193

Long Term Liabilities
   Stockholder Note Payable (Subordinated)                                         350,000                         --
                                                                     ----------------------    -----------------------
          Total Liabilities                                                      1,205,142                    915,193
                                                                     ----------------------    -----------------------

Stockholders' Equity
   Preferred Stock, .001 par value, 1,000,000 shares
    authorized, none outstanding
   Common Stock, .001 par value, 9,000,000 authorized,
    6,522,120 and 6,043,370 issued and outstanding in
    2001 and 2000, respectively                                                      6,522                      6,043
   Additional Paid-in Capital                                                    8,866,559                  7,950,094
   Accumulated Deficit                                                          (6,813,496)                (5,625,706)
                                                                     ----------------------    -----------------------
          Total Stockholders' Equity                                             2,059,585                  2,330,431
                                                                     ----------------------    -----------------------

Total Liabilities and Stockholders' Equity                            $          3,264,727      $           3,245,624
                                                                     ======================    =======================

See Notes to Condensed Financial Statements

                          Power Efficiency Corporation
                        Condensed Statement of Operations
                                   (Unaudited)

                                              Three Months           Three Months           Nine Months         Nine Months
                                                 Ended                  Ended                 Ended                Ended
                                              September 30,          September 30,         September 30,        September 30,
                                          --------------------   ---------------------   -----------------   ------------------
                                                 2001                    2000                  2001                2000
                                              (Restated)                                    (Restated)
                                          --------------------   ---------------------   -----------------   ------------------

REVENUES                                  $            309,122   $              40,284   $         676,580   $           41,066
                                          --------------------   ---------------------   -----------------   ------------------

COSTS AND EXPENSES:
  Cost of Sales                                        174,925                  21,493             377,137               21,493
  Research and Development                              83,520                  75,164             212,294               75,664
  Selling, General, Administrative
  and Manufacturing                                    382,836               3,746,327           1,054,071            3,788,788
  Depreciation and Amortization                         70,579                  45,128             214,969               58,296
                                          --------------------   ---------------------   ------------------ -------------------
          Total Costs and Expenses                     711,860               3,888,112           1,858,470            3,944,241
                                          --------------------   ---------------------   ------------------ -------------------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                                        (402,738)             (3,847,828)         (1,181,890)          (3,903,175)

PROVISION FOR INCOME TAXES
                                                         5,700                     200               5,900                  200
                                          --------------------   ---------------------   ------------------  ------------------

NET LOSS
                                          $           (408,438)  $          (3,848,028)  $      (1,187,790)  $       (3,903,375)
                                          --------------------   ---------------------   ------------------  ------------------

BASIC LOSS PER COMMON
SHARE                                     $              (0.06)  $               (0.83)  $           (0.18)  $            (0.87)

                                          ====================   =====================   ==================  ==================

AVERAGE COMMON
  SHARES OUTSTANDING                                 6,522,000               4,634,000           6,470,000            4,467,000

                                          ====================   =====================   ==================  ==================

See Notes to Condensed Financial Statements

                          Power Efficiency Corporation
                 Condensed Statements of Cash Flows (Unaudited)

                                                             Nine Months Ended                  Nine Months Ended
                                                            September 30, 2001                  September 30, 2000
                                                     ---------------------------------- -----------------------------------
                                                                  (Restated)

Cash Flow from Operating Activities
   Net Loss                                                            $    (1,187,790)                $       (3,903,375)
   Adjustments to reconcile Net Cash:
   Depreciation and Amortization                           214,969                           58,296
   Additional paid in capital relating
    to repricing and issuance of stock options               --                           3,649,776
   Issuance of Stock Options                                47,300                            --
   Debt Restructuring
                                                           130,000                            --
Changes in certain assets and liabilities:
  (Increase) decrease in:
   Accounts Receivable                                    (126,385)                          (9,407)
   Deposits                                                 (9,500)                          (2,000)
   Inventory - Raw Materials/Finished Goods                (24,657)                         (17,132)
   Prepaid Expenses                                        (16,450)                            (443)
  Increase (decrease) in:
   Accounts Payable and Accrued Expenses                   (67,550)                        (123,394)
                                                       -------------                     ------------
Total Adjustments                                                              147,727                          3,555,696
                                                                        ---------------                 -------------------
Net Cash Used for Operating Activities                                      (1,040,063)                          (347,679)
                                                                        ---------------                 -------------------

Cash Flow From Investing Activities
   Equipment Purchases                                                         (51,025)                             --
                                                                        ---------------                 -------------------

Cash Flow From Financing Activities
   Notes Payable - stockholders                            250,000
   Proceeds from issuance of Equity Securities             754,645                          350,152
   Line of credit agreement                                107,500                           15,682
   Expenses associated with issuance of equity                                                 --
    Securities                                             (15,000)
                                                     ---------------                    -------------
Net Cash Provided by Financing Activities                                    1,097,145                            365,834
                                                                     ------------------               ---------------------

Net Increase in Cash                                                   $         6,057                 $           18,155
                                                                     ==================               =====================

Summary:
   Cash Balance At End Of Period                                       $        14,549                 $           17,805
   Cash Balance At Beginning Of Period                                           8,492                               (350)
                                                                     ------------------               ---------------------
   Net Increase In Cash                                                $         6,057                 $           18,155
                                                                     ==================               =====================

Non-Cash Investing and Financing Activities
Common stock issued March 15, 2001 in connection
   with extinguishment of stockholder note payable
                                                                       $       230,000                 $        --
                                                                     ==================               =====================

Common stock issued June 19, 2001 in connection
   with professional services rendered                                 $        30,000                 $        --
                                                                     ==================               =====================

Common stock issued August 7, 2000 in connection
   with acquisition of certain assets and
   liabilities of Performance Control, L.L.C.                          $       --                      $        2,669,388
                                                                     ==================               =====================

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

8.        FILING OF SEC FORM 10-KSB FOR FISCAL YEAR 2001-APRIL 2002

          In conjunction with the Company's filing of its Form 10-KSB for the year ended December 31, 2001 with the United Sates Securities and Exchange Commission (the "SEC") on or about April 1, 2002, certain modifications were made to previously filed financial statements for 2000 and the first, second and third quarters of 2001. Such modifications related primarily to the valuation of the Performance Control acquisition, the valuation of the repriced options, the value of options issued during the periods and settlement of a loan payable for common stock.

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

          Selling, General, Administrative and Manufacturing: Selling, general, administrative and manufacturing expenses decreased to $382,836, or 123.9% of revenues, for the three months ended September 30, 2001, from $3,746,327 (including $3,649,776 due to repricing and issuance of stock options), or 9,300% of revenues, for the three months ended September 30, 2000, and decreased to $1,054,071, or 155.8% of revenues, for the nine months ended September 30, 2001 from $3,788,788 (including $3,649,776 due to repricing and issuance of stock options) or 9,226% of revenues, for the nine months ended September 30, 2000. The decrease in expenses was primarily due to the repricing in the issuance of stock options for the period ended September 30, 2000.

          The Company incurred a net loss of $408,438 during the three months ended September 30, 2001, compared to a net loss of $3,848,028 during the three months ended September 30, 2000. The Company incurred a net loss of $1,187,790 during the nine months ended September 30, 2001, compared to a net loss of $3,903,375 during the nine months ended September 30, 2000.

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

          Cash used in operating activities for the nine months ended September 30, 2001, was $1,040,063. Cash used in operating activities for the nine months ended September 30, 2000 was $347,679. In addition, the Company borrowed $350,000 from a stockholder. Cash used in operating activities for the nine months ended September 30, 2001 reflected a net loss of $1,187,790. For the nine months ended September 30, 2000, cash used in operating activities reflected a net loss of $3,903,375.

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

Item 2.    Changes in Securities
           Not applicable

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


                                         POWER EFFICIENCY CORPORATION
                                         (Registrant)


Date:  September 6, 2002                 /s/ Raymond J. Skiptunis
                                         ---------------------------------------
                                         By:  Raymond J. Skiptunis
                                         President; Chief Executive Officer and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Document

      3.1 Certificate of Incorporation. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.

      3.2 Bylaws. Previously filed as an exhibit to the Company's Form 10-SB filed on October 20, 2000. Here incorporated by reference.