Form 10KSB/A
period 2001-12-31
POWER EFFICIENCY CORP
filed 2002-09-09
CIK 1024075

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                         Amendment No. 2 to Form 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ___________________ to _________________

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

Transitional Small Business Disclosure Format (check one) : Yes _____ No X

                            AMENDMENT TO FORM 10-KSB

This Amendment No. 2 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001 (the "Amendment") is filed to amend the information contained in certain Items listed in that report.

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

                                     PART I
                                     ------

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

         Line of Credit with Bank One. In December 2000, the Registrant obtained an asset-based bank line of credit of up to $750,000, with borrowings secured by all of the Registrant's assets. Borrowings under the line are based on a formula derived from the levels of the Registrant's eligible accounts receivable and inventory. The line of credit agreement was extended effective February 1, 2002 until April 30, 2002. This extension was retroactive and occurred after the date of the Auditor's Report included in this filing. At the time of this filing, the Company was in default under the terms of the line of credit agreement. Under the agreement, the Company's borrowings may not exceed the amount calculated pursuant to a borrowing formula (see Note 8 to the Financial Statements). Based on the formula, the Company exceeded its borrowing capacity by approximately $132,000 on December 31, 2001. On May 31, 2002, the Company received a letter from Bank One, a copy of which is attached hereto as Exhibit 10.22, in which Bank One agreed to forebear from taking any collection activity concerning the expired line of credit until June 17, 2002. If an extension of the line of credit is not received by June 17, 2002, the bank has the right under the line of credit agreement to demand immediate payment of all amounts owed. In such an event, it is unlikely the Company would have sufficient available funds to pay Bank One all amounts owed and could be forced to transfer other assets, including inventory and accounts receivable, to Bank One in satisfaction of the debt, which would have a material adverse effect on the future operations, cash flow and liquidity of the Company. Management is currently negotiating an extension of the line of credit agreement and is hopeful that the default will be waived or cured.

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

         The Company had negative sales in the 4th quarter of fiscal year 2001 because of a sales return during that quarter which was due to a customer overstocking the Company's products. In connection with this sales return, the Company expensed $219,881 in cost of sales in the operating results for this quarter which is reflected in the "fixed manufacturing overhead expenses," (e.g. salaries, payroll taxes, employee benefits, insurance, travel, tools and supplies, etc.) incurred during the 4th quarter. As these costs could not be booked to inventory or be capitalized, the Company expensed these costs as "cost of sales," in the 4th quarter.

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

Item 7. Financial Statements

POWER EFFICIENCY CORPORATION
----------------------------

DECEMBER 31, 2001 AND 2000
--------------------------


INDEX

                                                                      Page
                                                                      ----

Independent Auditors' Report...................................        20

Financial Statements:
         Balance Sheet.........................................        21
         Statements of Operations..............................        22
         Statements of Changes in Stockholders' Equity.........        23
         Statements of Cash Flows..............................        24
Notes to Financial Statements..................................     25-39

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

POWER EFFICIENCY CORPORATION
BALANCE SHEET
DECEMBER 31, 2001


ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $    35,245
   Accounts receivable, net of reserve of $5,000                                     11,118
   Inventory                                                                        609,545
                                                                                -----------
         Total Current Assets                                                       655,908
                                                                                -----------

PROPERTY AND EQUIPMENT, Net                                                         148,565
                                                                                -----------

OTHER ASSETS:
   Deposits                                                                          15,500
   Patent application costs, net                                                     15,987
   Goodwill, net                                                                  1,929,963
   Customer contracts, manuals and sales literature, net                            154,352
   Website and customer list, net                                                    73,095
                                                                                -----------
         Total Other Assets                                                     $ 2,188,897
                                                                                -----------

                                                                                $ 2,993,370
                                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit agreement                                                     $   445,386
   Accounts payable and accrued expenses                                            672,122
   Accrued salaries and payroll taxes                                                83,433
   Stockholder and officers' loans payable                                          105,500
                                                                                -----------
         Total Current Liabilities                                                1,306,441
                                                                                -----------
LONG-TERM LIABILITIES
   Stockholder note payable                                                         300,000
                                                                                -----------
         Total Liabilities                                                        1,606,441
                                                                                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value,
         10,000,000 shares authorized, none outstanding                                  --
   Common stock, $.001 par value, 50,000,000 shares
   Additional paid-in capital                                                     8,869,914
   Accumulated deficit                                                           (7,489,508)
                                                                                -----------
         Total Stockholders' Equity                                               1,386,929
                                                                                -----------
                                                                                $ 2,993,370
                                                                                ===========


-------------------------------------------------------------------------------
See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS


                                                  Year Ended December 31,
                                               -----------------------------
                                                                    2000
                                                   2001          (Restated)
                                               -----------       -----------
REVENUES                                       $   633,563       $   179,524
                                               -----------       -----------
COSTS AND EXPENSES:
   Cost of sales                                   597,018           157,035
   Research and development                        242,243           120,429
   Selling, general and administrative           1,652,404         4,255,940
                                               -----------       -----------
         Total Costs and Expenses                2,491,665         4,533,404
                                               -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES          (1,858,102)       (4,353,880)

PROVISION FOR INCOME TAXES                          (5,700)             (200)
                                               -----------       -----------

NET LOSS                                       $(1,863,802)      $(4,354,080)
                                               ===========       ===========

BASIC LOSS PER COMMON SHARE                    $     (0.29)      $     (0.86)
                                               ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       6,409,000         5,034,000
                                               ===========       ===========


-------------------------------------------------------------------------------
See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2000



                                                 Common Stock              Additional
                                         --------------------------          Paid-in         Accumulated       Stockholders'
                                           Shares            Amount          Capital           Deficit            Equity
                                         -----------------------------------------------------------------------------------
BALANCE,
January 1, 2000                          4,383,600         $   4,384       $ 1,123,718       $(1,271,626)       $  (143,524)

Common stock sold at
various times during the
year, net of costs                         500,000               500           434,559                --            435,059

Common stock issued for
services rendered                           47,525                47            73,765                --             73,812

Repricing and issuance
of stock options                                --                --         3,649,776                --          3,649,776

Common stock issued in
conjunction with acquisition
of assets of Performance
Control, LLC                             1,112,245             1,112         2,668,276                --          2,669,388


Net loss, 2000                                  --                --                --        (4,354,080)        (4,354,080)
                                         -----------------------------------------------------------------------------------

BALANCE,
December 31, 2000
(restated)                               6,043,370             6,043         7,950,094        (5,625,706)         2,330,431

Common Stock sold at
various times during the
year, net of costs                         343,750               344           609,656                --            610,000

Issuance of stock options                       --                --            47,300                --             47,300

Shares issued in conjunction
with extinguishment of debt
for common stock                           125,000               125           229,875                --            230,000

Common stock issued for
services rendered                           10,000                10            29,990                --             30,000

Exercise of warrants for
common stock                                 1,000                 1             2,999                --              3,000

Net loss, 2001                                  --                --                --        (1,863,802)        (1,863,802)
                                         -----------------------------------------------------------------------------------


BALANCE,
December 31, 2001                        6,523,120         $   6,523       $ 8,869,914       $ (7,489,508)      $ 1,386,929
                                         ===================================================================================


-------------------------------------------------------------------------------
See independent auditors' report and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31, 2000
                                                                     --------------------------------
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
--------------------
Net loss                                                             $(1,863,802)         $(4,354,080)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization                                            281,587              138,154
Write-off of deferred financing costs                                     38,502                   --
Debt restructuring                                                       130,000                   --
Additional paid-in capital related to repricing
and issuance of stock options                                             47,300            3,649,776
Changes in certain assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                      103,048              (43,916)
Inventory                                                                (83,091)              28,679
Prepaid expenses                                                             443                   --
Deposits                                                                  (9,500)               4,000
Increase (decrease) in:
Accounts payable and accrued expenses                                    216,426             (106,727)
Accrued salaries and payroll taxes                                        31,822               14,930
                                                                     --------------------------------
Net Cash Used for Operating Activities                                (1,107,265)            (669,184)
                                                                     --------------------------------

INVESTING ACTIVITIES:
---------------------
Purchase of fixed assets                                                 (51,981)                  --
                                                                     --------------------------------

FINANCING ACTIVITIES:
---------------------
Proceeds from issuance of equity securities, net of costs                613,000              435,059
Costs associated with obtaining credit agreement                              --              (34,920)
Advances on line of credit agreement                                     167,499              277,887
Loans from stockholders and officers                                     405,500                   --
                                                                     --------------------------------
Net Cash Provided by Financing Activities                              1,185,999              678,026
                                                                     --------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     26,753                8,842

CASH AND CASH EQUIVALENTS:

Beginning of year                                                          8,492                 (350)
                                                                     --------------------------------

End of year                                                          $    35,245          $     8,492
                                                                     ================================

-------------------------------------------------------------------------------
See independent auditors' report and notes to financial statements.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000


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

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," for stock options issued. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of award and is recognized over the service (or vesting period.

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

NOTE 5 -- PROPERTY AND EQUIPMENT:

At December 31, 2001, property and equipment is comprised as follows:

                                                       2001
                                                   ------------
        Machinery and equipment                    $    146,192
        Office furniture and equipment                   81,411
                                                   ------------
                                                        227,603
        Less: accumulated depreciation                   79,038
                                                   ------------
        Property and Equipment, Net                $    148,565
                                                   ============


Depreciation for the years ended December 31, 2001 and 2000 amounted to $35,171 and $20,351, respectively.

NOTE 6 -- CONCENTRATIONS OF RISKS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivable.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

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

International sales as a percentage of total revenues for the years ended December 31, 2001 and 2000 are as follows:

      Country              2001              2000
---------------------------------------------------------
Mexico                         9%                -
China                          3%              12%
Canada                        15%              15%

NOTE 7 -- INVENTORIES:

Inventories consist of the following:

                                             December 31,
                                                2001
                                         -----------------
             Raw materials               $        269,880
             Finished goods                       339,665
                                         -----------------
                                         $        609,545
                                         =================

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000


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

On May 31, 2002, the Company received a letter from the bank, whereby the bank advised the Company that it will forbear from taking any collection activity concerning the expired line of credit agreement until June 17, 2002. The bank did not waive any of the existing defaults. Upon the occurrence of a further default, or an action that threatens the bank's collateral, the bank reserved its right, in its sole discretion, to immediately demand payment of all amounts owed and take those actions it deems appropriate to protect the bank's interests.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000


In connection with the Performance Control acquisition, a financial consultant received five-year warrants to purchase 50,000 shares of common stock. These warrants are exercisable at any time during the five-year period commencing August 1, 2000, for $2.00 per share of common stock.

Warrant activity during the years ended December 31, 2001 and 2000 follows:



                                                                                 Average
                                                                                 Exercise
                                                                 Warrants         Price
                                                                 -------------------------
           Outstanding at January 1, 2000                          36,720        $  2.00
           Issued during 2000                                     550,000           3.00
                                                                 -------------------------
           Warrants outstanding at December 31, 2000              586,720           2.94
           Issued during 2001                                     225,000           3.00
           Exercised during 2001                                   (1,000)          3.00
                                                                 -------------------------

           Warrants outstanding at December 31, 2001              810,720        $  2.96
                                                                 =========================



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

Plan activity during the years ended December 31, 2001 and 2000 follows:

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000


                                                                                        Exercise
                                                                     Options             Price
                                                                   -------------------------------
           Outstanding at January 1, 2000                               500,000         $    2.00
           Granted during 2000                                        1,325,000              2.00
           Exercised during 2000                                             --               --
           Expired during 2000                                          (18,180)             2.00

                                                                   -------------------------------
           Options outstanding and exercisable
           at December 31, 2000                                       1,806,820              2.00
           Granted during 2001                                          190,000              2.00
           Exercised during 2001                                             --               --
           Expired during 2001                                          (38,180)             2.00
                                                                   ------------------------------
           Options outstanding and exercisable at
           December 31, 2001                                          1,958,640         $    2.00
                                                                   ===============================


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

Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000, would have been as follows:

                                                       2001              2000
                                                       ----              ----
           Net loss -- as reported                $ (1,863,802)    $ (4,354,080)
           Net loss -- pro forma                  $ (2,287,141)    $ (5,255,080)
           Loss per common share - as reported    $      (0.29)    $      (0.86)
           Loss per common share - pro forma      $      (0.36)    $      (1.04)

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

Minimum future rentals which consist of the New Hyde Park facility lease are as follows:

              Year
              ----
              2002         $ 55,410
              2003           56.244
              2004           28,332
                           ---------
                           $139,986
                           =========

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000


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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000


NOTE 14 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

                                           2001          2000
                                      -----------------------------
                Income Taxes          $         --    $        328
                                      =============================
                Interest              $     34,843    $     18,905
                                      =============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

2001
----

Common stock issued in connection with
extinguishment of stockholder note payable                      $  230,000
                                                                ==========

Common stock issued for services rendered                       $   30,000
                                                                ==========

2000
----

Common stock issued in connection with acquisition
of certain assets and liabilities of Performance Control
(Note 4)                                                        $2,669,388
                                                                ==========
Common stock issued for settlement of outstanding
professional fees                                               $   73,812
                                                                ==========

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

In its original Form 10-SB, filed on October 20, 2000, the Company inadvertently filed its Private Placement Memorandum as an Exhibit. This may constitute general solicitation under Rule 502(c) of Regulation D and the Company may be in violation of Section 5 of the Securities Act of 1933 and be unable to avail itself of the exemption found in Rule 506 of Regulation D as to that offering. The Company believes it can establish pre-existing connections with all qwpurchasers under the Private Placement Memorandum. If proceedings based on this inadvertent filing were commenced against the Company, purchasers under the Private Placement Memorandum, possibly together with other purchasers of the Company's securities, may make claim for rescission of their investments, which if successful may exceed $725,000. Such claims would be subject to any applicable defenses that the Registrant may assert, including statute of limitations. The last sale under the Private Placement Memorandum was made on March 1, 2001 and the shares were delivered to the investor on May 4, 2001. The Company, in consultation with legal counsel, believes that, although rescission claims are possible, liability is remote. Therefore, the Company believes that the statute of limitations for such claims under the Securities Act has expired.

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

The effect of such corrections for the year ended December 31, 2000 were as follows:



                        As Previously
                           Reported          As Restated
                     -----------------------------------------
Net Loss                  $(661,050)        $(4,354,080)

Basic Loss Per            $    (.13)        $      (.86)
Common Share


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III
                                    --------

Item 9. Director, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         See the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 26, 2001, which information is incorporated herein by reference.

Item 10. Executive Compensation

         See the information under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 26, 2001, which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         See the information under the captions "Voting Securities" and "Directors and Executive Officers" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 26, 2001, which information is incorporated herein by reference

Item 12. Certain Relationships and Related Transactions

              See the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on November 26, 2001, which information is incorporated herein by reference.

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



10.9      1994 Stock Option Plan.                                                                       **
10.10     Patent License Agreement (DN-858) with NASA.                                                  ****
10.11     Patent License Agreement (DE-256) with NASA.                                                  ****
10.12     Settlement and Release Agreement with NASA.                                                   ****
10.13     Modification No. 1 to Patent License Agreement (DE-256) with NASA.                            ****
10.14     Purchase Order from Otis Elevator Co.                                                         ****
10.15     Letter Agreement with Lee W. Greenberg d/b/a ARI Group.                                       ****
10.16     Product Warranty.                                                                             ****
10.17     Test Report from Medsker Electric, Inc.                                                       ****
10.18     Test Report from Oak Ridge National Laboratory.                                               ****
10.19     Test Report from Oregon State University -- The Motor Systems Resource
          Facility.                                                                                     ****
10.20     Test Report from Otis Elevator Co.                                                            ****
10.21     Line of Credit Agreement with Bank One, Michigan dated May 10, 2001.                          ****
10.22     Waiver Letter from Bank One dated May 31, 2002                                                Filed
                                                                                                        herewith
10.23     2000 Stock Option Plan                                                                        ****
10.24     Employment Agreement with Stephen Shulman                                                     ****
10.25     Employment Agreement with Nicholas Anderson                                                   ****


---------------

** Previously filed by the Registrant as an Exhibit on Form 10-SB, on October 20, 2000.
*** Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on April 12, 2001.
**** Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on October 26, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             POWER EFFICIENCY CORPORATION



Dated: September 6, 2002                     By: /s/ Raymond J. Skiptunis
                                                 -----------------------------
                                                 Raymond J. Skiptunis, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 6, 2002                    By: /s/ Raymond J. Skiptunis
                                                 ------------------------------
                                                 Raymond J. Skiptunis,
                                                 President and Director


Dated:  September 6, 2002                    By: /s/ Nicholas Anderson
                                                 ------------------------------
                                                 Nicholas Anderson, Director


Dated:  September 6, 2002                    By: /s/ Scott Straka
                                                 ------------------------------
                                                 Scott Straka, Director


Dated:  September 6, 2002                    By: /s/ Leonard Bellezza
                                                 ------------------------------
                                                 Leonard Bellezza, Director

                                  EXHIBIT INDEX
                                  -------------


Description of Document                                                                                 Location
-----------------------                                                                                 --------
2.1       Asset Purchase Agreement by and between the Registrant and Performance Control, L.L.C.
          dated August 7, 2000.                                                                         **
3.1       Certificate of Incorporation.                                                                 **
3.2       By-Laws.                                                                                      **
4.1       Certificate of Incorporation. See Exhibit 3.1 above.                                          **
4.2       By-Laws. See Exhibit 3.2 above.                                                               **
10.1      Asset based lending agreement with Bank One dated December 6, 2000.                           ***
10.2      August 7, 2000 Stockholders' Agreement.                                                       **
10.3      Lease Agreement for Registrant's Ann Arbor, Michigan facility dated February 16, 1996.        **
10.4      Purchase Agreement between the Registrant and Millar Elevator Service Company dated
          August 17, 2000.                                                                              ***
10.5      Purchase Agreement between the Registrant and Montgomery Kone, Inc.
          dated December 1, 1998.                                                                       ***
10.6      Certificate of Liability Insurance.                                                           **
10.7      United States Patent #5,821,726.                                                              **
10.8      Purchase Agreement between the Registrant and Defense Supply Center Richmond dated
          January 12, 2000.                                                                             **
10.9      1994 Stock Option Plan.                                                                       **
10.10     Patent License Agreement (DN-858) with NASA.                                                  ****
10.11     Patent License Agreement (DE-256) with NASA.                                                  ****
10.12     Settlement and Release Agreement with NASA.                                                   ****
10.13     Modification No. 1 to Patent License Agreement (DE-256) with NASA.                            ****
10.14     Purchase Order from Otis Elevator Co.                                                         ****
10.15     Letter Agreement with Lee W. Greenberg d/b/a ARI Group.                                       ****
10.16     Product Warranty.                                                                             ****
10.17     Test Report from Medsker Electric, Inc.                                                       ****
10.18     Test Report from Oak Ridge National Laboratory.                                               ****
10.19     Test Report from Oregon State University -- The Motor Systems Resource
          Facility.                                                                                     ****
10.20     Test Report from Otis Elevator Co.                                                            ****
10.21     Line of Credit Agreement with Bank One, Michigan dated May 10, 2001.                          ****
10.22     Waiver Letter from Bank One dated May 31, 2002                                                Filed
                                                                                                        herewith
10.23     2000 Stock Option Plan                                                                        ****
10.24     Employment Agreement with Stephen Shulman                                                     ****
10.25     Employment Agreement with Nicholas Anderson                                                   ****


----------------

** Previously filed by the Registrant as an Exhibit on Form 10-SB, on October 20, 2000.
*** Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on April 12, 2001.
**** Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on October 26, 2001.