Form 10QSB
period 2002-09-30
POWER EFFICIENCY CORP
filed 2002-11-14
CIK 1024075

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002


( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM _______________ TO ____________________


                           Commission File No. 0-31805


                          POWER EFFICIENCY CORPORATION
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     22-3337365
---------------------------------          ------------------------------------
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


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of October 11, 2002 was 6,580,620.
Transitional Small Business Disclosure Format (check one):
Yes ___ No X

Table of Contents

                          POWER EFFICIENCY CORPORATION
                                FORM 10-QSB INDEX


                                                                                                               Page
               Index                                                                                            2
Part I.                           FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited)
               Condensed Balance Sheets as of September 30, 2002 and December 31, 2001                          3
               Condensed Statements of Operations for the three months ended September 30, and the nine         4
               months ended September 30, 2002 and 2001
               Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001         5
               Notes to Condensed Financial Statements                                                          6
Item 2.        Management's Discussion and Analysis                                                             8
Item 3         Controls and Procedures                                                                          9

Part II.                             OTHER INFORMATION
Item 1.        Legal Proceedings                                                                                10
Item 2.        Changes in Securities and Use of Proceeds                                                        10
Item 3.        Defaults Upon Senior Securities                                                                  10
Item 4.        Submission of Matters to a Vote of Security Holders                                              10
Item 5.        Other Information                                                                             10-11
Item 6.        Exhibits and Reports on Form 8-K                                                                 11
               Signatures                                                                                       12

                          Power Efficiency Corporation
                            Condensed Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                                           (Unaudited)
                                                                          September 30,   December 31,
                                                                              2002             2001
                                                                           ------------    ------------
                                   Assets

Current Assets
   Cash and Equivalents                                                    $    781,761    $     35,245
   Accounts Receivable - Trade - Net of reserve of $5,000                        89,489          11,118
   Inventory                                                                    609,122         609,545
   Prepaid Expenses and other current assets                                     39,093            --
                                                                           ------------    ------------
          Total Current Assets                                                1,519,465         655,908
                                                                           ------------    ------------

Property and Equipment, Net                                                     127,971         148,565
                                                                           ------------    ------------

Other Assets
   Deposits                                                                      15,500          15,500
   Patent Application Costs (Net)                                                12,115          15,987

   Goodwill                                                                   1,929,963       1,929,963
   Customer Contacts, Manuals and Sales Literature (Net)                        122,042         154,352
   Website and Customer List (Net)                                               47,281          73,095
                                                                           ------------    ------------
          Total Other Assets                                                  2,126,901       2,188,897
                                                                           ------------    ------------

                                                                           $  3,774,337    $  2,993,370
                                                                           ============    ============

Liabilities and Stockholders' Equity

Current Liabilities
   Line of Credit Agreement                                                $    203,144    $    445,386
   Accrued Salaries and Payroll Taxes                                           157,920          83,433
   Accounts Payable and Accrued Expenses                                        420,763         672,122
   Stockholder and Officers' Loans  Payable                                        --           105,500
                                                                           ------------    ------------
          Total Current Liabilities                                             781,827       1,306,441
                                                                           ------------    ------------

Long -  Term Liability:

   Stockholder Note Payable                                                     411,125         300,000
                                                                           ------------    ------------
          Total Liabilities
                                                                              1,192,952       1,606,441
                                                                           ------------    ------------
Stockholders' Equity
   Preferred Stock, $.001 par Value, 10,000,000 shares
     Authorized, 2,346,233 Series A-1 Convertible Preferred Stock issued
     and outstanding in 2002 and none issued and outstanding in 2001              2,346            --
   Common Stock, $.001 par Value, 50,000,000 shares
    Authorized, 6,580,620 and 6,523,120 issued and outstanding
    in 2002 and 2001, respectively                                                6,580           6,523
   Additional paid-in capital                                                11,431,322       8,869,914
   Accumulated Deficit                                                       (8,858,863)     (7,489,508)
                                                                           ------------    ------------
          Total Stockholders' Equity                                          2,581,385       1,386,929
                                                                           ------------    ------------

                                                                           $  3,774,337    $  2,993,370
                                                                           ============    ============


See notes to condensed Financial Statements.

                          Power Efficiency Corporation
                 Condensed Statements of Operations - Unaudited

                                         Three Months  Three Months    Nine Months    Nine Months
                                            Ended          Ended          Ended          Ended
                                        September 30,  September 30,  September 30,  September 30,
                                         -----------    -----------    -----------    -----------
                                            2002            2001           2002          2001
                                         -----------    -----------    -----------    -----------
REVENUES                                 $   104,259    $   309,122    $   352,205    $   676,580
                                         -----------    -----------    -----------    -----------

COSTS AND EXPENSES:

   Cost of Sales                              44,016        174,925        169,744        377,137
   Research and Development                   92,092         83,520        260,192        212,294
   Manufacturing                              61,561         60,969        159,349        128,658
   Selling, general and administrative       373,121        321,867      1,044,070        925,412
   Depreciation and Amortization              28,795         70,579         88,409        214,969
                                         -----------    -----------    -----------    -----------

          Total Costs and Expenses           599,585        711,860      1,721,764      1,858,470
                                         -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES      (495,326)      (402,738)    (1,369,559)    (1,181,890)

PROVISION FOR INCOME TAXES                      --            5,700          1,003          5,900
                                         -----------    -----------    -----------    -----------

NET LOSS                                 $  (495,326)   $  (408,438)   $(1,370,562)   $(1,187,790)
                                         ===========    ===========    ===========    ===========

BASIC LOSS PER COMMON SHARE              $      (.08)   $      (.06)   $      (.21)   $      (.18)
                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                         6,580,620      6,522,000      6,558,953      6,470,000
                                         ===========    ===========    ===========    ===========

See notes to condensed Financial Statements.

                          Power Efficiency Corporation
                  Condensed Statements of Cash Flow - Unaudited
                 Nine Months Ended September 30, 2002 and 2001

                                                            September 30, September 30,
                                                                2002           2001
                                                            -----------    -----------
Cash Flow From Operating Activities
   Net Loss                                                 $(1,370,562)   $(1,187,790)
   Adjustments to reconcile net loss to net cash:
      Used for operating activities:
    Depreciation and Amortization                                88,409        214,969
    Issuance of Stock for Services and Options                  183,811         47,300
    Debt Restructuring                                             --          130,000
Changes in Certain
Assets and Liabilities (Increase) Decrease
     Accounts Receivable - Trade                                (78,370)      (126,385)
     Inventory - Raw Materials/Finished Goods                       423        (24,657)
     Prepaid Expenses and other current assets                  (39,093)       (25,950)
     Accounts Payable and Accrued Expenses                     (175,665)       (67,550)
                                                            -----------    -----------
   Total Adjustments                                            (20,395)       147,727
                                                            -----------    -----------
   Net Cash Used in Operating Activities                     (1,391,047)    (1,040,063)

Investing Activities

    Equipment Purchases                                          (5,820)       (51,025)
                                                            -----------    -----------
Net cash from investing activities                               (5,820)       (51,025)

Financing Activities
   Proceeds from issuance of equity securities                2,500,000        754,645
   Notes Payable - Bank                                        (242,243)       107,500
   Costs related to issuance of Equity Securities              (120,000)       (15,000)
   Notes Payable - Stockholders (Net)                             5,626        250,000
                                                            -----------    -----------
   Net Cash Provided by Financing Activities                  2,143,382      1,097,145
                                                            -----------    -----------

   Net Increase in Cash                                     $   746,516    $     6,057
                                                            ===========    ===========

Summary:
   Cash Balance At End Of Period                            $   781,761    $    14,549
   Cash Balance At Beginning Of Period                           35,245          8,492
                                                            -----------    -----------
   Net Increase in Cash                                     $   746,516    $     6,057
                                                            ===========    ===========

Non-cash Investing and Financing Activities
    Common Stock issued in connection with the
    Settlement of accounts payable/Conversion Stockholder
    loan payable                                            $     7,500    $   230,000
    Common Stock issued for services rendered               $   167,500    $    30,000
                                                            ===========    ===========


See notes to condensed Financial Statements.

                       POWER EFFICIENCY CORPORATION NOTES
                        TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1, BASIS OF PRESENTATION

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures required to be presented in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto for the year ended December 31, 2001 contained in Power Efficiency Corporation's (the "Company") Form 10-KSB Annual Report and Form 10-SB Registration Statement, as amended from time to time, as filed with the Securities and Exchange Commission. The September 30, 2002 balance sheet was derived from unaudited financial statements, and does not include all disclosures required by generally accepted accounting principles.

NOTE 2, INTERIM PERIODS

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 6, LINE OF CREDIT AGREEMENT

         On April 30, 2002, the Company's line of credit with the bank expired. The bank agreed to forbear from taking any collection activity concerning the expired line of credit until June 17, 2002. During June, 2002, the Company received the proceeds from the investment of Summit Energy Ventures, LLC and had paid the bank the amount of $220,000 thus, reducing the line of credit to $225,387. On October 3, 2002, the Company paid the remaining balance, in full, on the expired line of credit out of its current available cash. At the present time, the Company is in the process of negotiating a new bank line and believes that it will shortly be successful in consummating a new line.

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

NOTE 8, RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2002, a stockholder lent the Company $50,425 and officers lent the Company $120,000. During the nine months ended September 30, 2002, the Company repaid the stockholder $40,000 and repaid the officers $107,200.

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

NOTE 10, ISSUANCE OF COMMON STOCK FOR SERVICES

         On April 15, 2002, the Company issued 50,000 shares of common stock to a consultant, who subsequently became an officer of the Company and a member of the Board of Directors of the Company for services rendered. Since the per share market price of the Common Stock on the date of grant was $3.35 per share, the Company recognized additional compensation expenses of $167,500. This additional compensation expense is included in selling, general and administrative expenses.

NOTE 11, TERMINATION OF EMPLOYMENT AGREEMENT

         Following the Company's earlier termination of his employment agreement, on October 10, 2002, Stephen Shulman, the former President and Chief Executive Officer of the Company, filed a demand for arbitration with the American Arbitration Association requesting payments from the Company pursuant to the provisions of his employment agreement with the Company. The Company believes that it has meritorious defenses to these claims and as such, no amounts have been accrued in these financial statements.

NOTE 12, FILING OF AMENDMENTS TO CERTAIN PREVIOUS EXCHANGE ACT REPORTS

         In conjunction with the Company's filing of its Form 10-KSB for the year ended December 31, 2001 with the United States Securities and Exchange Commission (the "SEC") on or about April 1, 2002,amendments to the Company's Form 10-KSB for Fiscal 2001 and Fiscal 2000 as well as amendments to the Company's Form 10-QSBs for the three fiscal quarters of 2001 were filed with the SEC on September 9, 2002. Such modifications related primarily to the valuation of the Performance Control acquisition, the valuation of the repriced options, the value of options issued during the periods and settlement of a loan payable for common stock.

NOTE 13, EMPLOYMENT AGREEMENT FOR RAYMOND J. SKIPTUNIS

         On November 7, 2002, the Company entered into an employment agreement (the "Agreement") with Raymond J. Skiptunis under terms of which Mr. Skiptunis shall serve as President, Chief Executive Officer and Chief Financial Officer of the Company. In connection with the Agreement, the Company cancelled the 500,000 common stock options previously granted to Mr. Skiptunis on June 26, 2002 and granted Mr. Skiptunis options to purchase up to 700,000 shares of Common Stock of the Company. The options were granted pursuant to the Company's 2000 Amended and Restated Stock Option and Restricted Stock Plan and such options vest in accordance with the vesting provisions set forth in the Agreement. In connection with this option cancellation and new option award, the Company will incur a compensation expense which shall be reflected in the Company's operating results for the 4th Quarter of Fiscal Year 2002.

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


Results of Operations:
Revenues. Revenues for the three months ended September 30, 2002 was $104,259 compared to $309,122 of revenues for the prior comparable quarter, a decrease of $204,863. The decrease in revenue was principally attributable to the stagnation of the economy which delayed purchase orders.

Cost of revenues. Cost of revenues for the three months ended September 30, 2002 was $44,016, or 42% of revenues compared to $174,925, or 57% of revenues for the three months ended September 30, 2001. The decrease in cost of revenues was due to purchases of inventory from new sources at lower prices and better efficiencies in the manufacturing process.

Research and development. Research and development expenses were $92,092, or 88% of revenues, for the three months ended September 30, 2002 as compared to $83,520, or 27% of revenues, for the three months ended September 30, 2001. This increase is due to increased R&D activity including independent testing.

Selling, general, manufacturing and administrative. Selling, general, manufacturing and administrative expenses increased to $434,682 or 417% of revenues, for the three months ended September 30, 2002 from $382,836 or 124% of revenues, for the three months ended September 30, 2001. This increase in expenses was primarily due to professional fees and expenses incurred by the Company in connection with fund raising activities and the filing of the Company's amended Exchange Act reports.

As a result, the Company incurred a net loss of $495,326 for the three months ended September 30, 2002 compared to a loss of $408,438 during the three months ended September 30, 2001.

Financial Condition, Liquidity, and Capital Resources

Since inception, the Registrant has financed its operations primarily through the sale of equity securities and using bank borrowings. As of September 30, 2002, the Registrant has received a total of approximately $4,757,261 from public and private offerings of its equity securities. As of September, 30, 2002, the Registrant had cash and cash equivalents of $781,761.

Cash used in operating activities for the nine months ended September 30, 2002, was $1,391,047 in 2002, and $1,040,063 in 2001. Cash used in operating activities in the nine months ended September 30, 2002 reflected a net loss of $1,370,562. In 2001 for the same period, cash used in operating activities reflected a net loss of $1,187,790.

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

Item 3. Control and Procedures

The Chief Executive Officer/Chief Financial Officer of the Company has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer/ Chief Financial Officer to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Following the Company's earlier termination of his employment agreement, on October 10, 2002, Stephen Shulman, the former President and Chief Executive Officer of the Company (See Item 5), filed a demand for arbitration with the American Arbitration Association ("AAA") requesting payments from the Company aggregating approximately $528,653 pursuant to the provisions of his employment agreement with the Company. The demand application was deemed incomplete by the AAA for failure to enclose the appropriate filing fees with the demand application. As of the date of this filing, the Company has not received notification from the AAA that the filing fee requirements have been satisfied by Mr. Shulman. The Company believes that it has meritorious defenses to these claims.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         On August 12, 2002, the Board of Directors of the Company (the "Board") replaced Stephen Shulman as President and Chief Executive Officer of the Company and in his place, the Company appointed Raymond J. Skiptunis to serve as interim President and Chief Executive Officer.

         On September 12, 2002, the Board appointed Steven Strasser, John Lackland and Anthony Acone to fill the current vacancies on the Board and such appointments were made effective immediately. In addition, the Board appointed Mr. Strasser to the office of the Chairman of the Board.

         On November 7, 2002, the Company entered into an employment agreement (the "Agreement") with Raymond J. Skiptunis under terms of which Mr. Skiptunis shall serve as President, Chief Executive Officer and Chief Financial Officer of the Company (a copy of the Agreement is attached as Exhibit 10.1). The Agreement is for a base term of three (3) years (the "Term") and is thereafter renewable for additional periods of one (1) year unless the Company gives notice to the contrary not less than ninety (90) days prior the expiration of the Term or any extension. In accordance with the terms of the Agreement, Mr. Skiptunis' base salary for 2002 is $240,000 (the "Base Salary"), increasing annually thereafter in $18,000 increments (the "Salary Increments"). During the first year of the Agreement, an amount equal to $80,000 of the Base Salary shall be accrued and paid to Mr. Skiptunis at such time as the net cash provided by operating activities of the Company is greater than zero for a period of three (3) consecutive months. Upon satisfying this requirement, Mr. Skiptunis shall be paid his accrued salary in monthly installments of $10,000 until such time as Mr. Skiptunis' accrued salary has been paid in full. In the event the Company is unable to pay a Salary Increment, the Board of Directors of the Company may elect to defer such payment. In the event of deferment, the Salary Increment shall continue to be accrued until such time as the Company is financially able to make such payments. Base Salary is subject to withholding and other applicable taxes, payable during the term of this Agreement in accordance with the Company's customary payment practices, but not less frequently than monthly.

         In addition to Mr. Skiptunis' Base Salary set forth above, the Company cancelled the 500,000 common stock options previously granted to Mr. Skiptunis on June 26, 2002 and granted Mr. Skiptunis options to purchase up to 700,000 shares of Common Stock of the Company. The options were granted pursuant to the Company's 2000 Amended and Restated Stock Option and Restricted Stock Plan and such options vest in accordance with the vesting provisions set forth in the Agreement.

         Mr. Skiptunis is entitled to such bonus amounts as shall from time to time be determined by the Company's compensation committee in its sole discretion, and shall also be entitled to receive a bonus upon the occurrence of certain triggering events (as set forth in the Agreement) in an amount based upon the valuation of the Company as of the date of the triggering event, as calculated in accordance with the Agreement. The Agreement also provides for certain non-competition and nondisclosure covenants from Mr. Skiptunis..

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following document is filed as an exhibit to this report on form 10-QSB:

Exhibit No.                   Document
-----------                   --------
10.1                          Employment by and between Raymond J. Skiptunis
                              and the Company dated November 7, 2002

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            POWER EFFICIENCY CORPORATION


Date:  November 11, 2002                    /s/  Raymond J. Skiptunis
                                            -----------------------------------
                                            Raymond J. Skiptunis
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

                                  CERTIFICATION


I, Raymond J. Skiptunis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Power Efficiency Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/  Raymond J. Skiptunis
------------------------------
Name: Raymond J. Skiptunis
Title:  Chief Executive Officer and Chief Financial Officer

                                  Certification


Pursuant to 18 U.S.C.ss.1350, the undersigned officer of Power Efficiency Corporation (the "Corporation"), hereby certifies, to the best of his knowledge, that the Corporation's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


Dated:  November 11, 2002

/s/ Raymond J. Skiptunis
-------------------------------
Name: Raymond J. Skiptunis
Title:  Chief Executive Officer and Chief Financial Officer


This certification is being furnished solely pursuant to 18 U.S.C ss.1350 and is not being filed as part of the Report or as a separate disclosure document.

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.   Document                                                         Location
-----------   --------                                                         --------
10.1          Employment Agreement by and between Raymond J. Skiptunis         Filed Herewith
              and the Company dated November 7, 2002.
