Form 10-K
period 2002-12-31
POWER EFFICIENCY CORP
filed 2003-03-31
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number: 000-31805

Power Efficiency Corporation
(Name of Small Business Issuer in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4220 Varsity Drive, Suite E
Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)

(734) 975-9111
(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No   .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for the year ended December 31, 2002, were $538,819.

As of March 21, 2003, the aggregate market value of the Common Stock held by non-affiliates of the issuer was approximately $6,851,645. This amount is based on the average of the bid and asked price of $1.04 per share for the registrant’s stock as of such date.

On March 21, 2003 there were 6,580,620 shares of the registrant’s Common Stock outstanding.

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one): Yes    No  .

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, but not limited to, statements relating to the Registrant’s business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Registrant’s management, and estimates and projections about the Registrant’s industry. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “is likely,” “predicts,” “projects,” “judgment,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. The PSLRA does not apply to initial public offerings.

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Registrant’s line of Power Commander® products; the Registrant’s ability to expand and/or modify its line of Power Commander® products on an ongoing basis; general demand for the Registrant’s products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Registrant’s negative net tangible book value; delays or errors in the Registrant’s ability to meet customer demand and deliver Power Commander® products on a timely basis; the Registrant’s lack of working capital; the Registrant’s need to relocate and/or upgrade its facilities; changes in laws and regulations affecting the Registrant and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; local and global uncertainties created by the terrorist acts of September 11 and the current war against terrorism; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. See “Management’s Discussion and Analysis or Plan of Operation.” Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

Unless required by law, the Registrant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that the Registrant files from time to time with the Securities and Exchange Commission (the “SEC”), particularly Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

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

Inrush Current	The current that flows at the instant of connection of a motor to the power source. Usually expressed as a multiple of motor full-load current.

Kilowatt (kW)	A standard unit of electrical power equal to one thousand watts.

Load	The demand on an energy producing system. The energy consumption or requirement of a piece or group of equipment.

Losses (Energy)	A general term applied to the energy that is converted to a form that cannot be effectively used (lost) during the operation of an energy producing, conducting, or consuming system.

Motor	A machine supplied with external energy that is converted into force and/or motion.

Motor Speed	The number of revolutions that the motor turns in a given time period (i.e. revolutions per minute, or rpm).

Power	The rate at which work is done, typically measured in Watts or horsepower.

Power Factor	The ratio of watts to volt-amperes of an AC electric circuit.

Soft-start	Soft-start is the regulation of the supply voltage from an initial low value to full voltage during the starting process.

Staring Torque	The torque produced by a motor at rest when power is applied. For an AC machine, this is the locked-rotor torque.

Three-phase Current	Alternating current in which three separate pulses are present, identical in frequency and voltage, but separated 120 degrees in phase.

Torque (Motor)	The rotating force provided by a motor. The units of torque may be expressed as pound-foot, pound-inch (English system), or newton-meter (metric system).

Torque (Starting)	This torque is what is available to initially get the load moving and begin its acceleration.

Total Harmonic Distortion	The measure of closeness in shape between a waveform and its fundamental component.

Transformer	An electromagnetic device that changes the voltage of alternating current electricity; it consists of an induction coil having a primary and secondary winding and a closed iron core.

Voltage	The amount of electromotive force, measured in volts, that exists between two points.

Watt	The amount of power required maintaining a current of one ampere at a pressure of one volt when the two are in phase with each other. One horsepower is equal to 746 watts.

Wattmeter	A device for measuring power consumption.

PART I

Item 1.	Description of Business

(a)	Business Development

Formation

Power Efficiency Corporation (the “Registrant” or the “Company”) was incorporated in Delaware on October 19, 1994. From inception through 1997, the Registrant was a development stage entity that sought to become engaged in the design, development, marketing and sale of proprietary solid state electrical components designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world.

2000 Acquisition/Private Placement.

On August 7, 2000, the Registrant executed an Asset Purchase Agreement (the “Asset Agreement”) with Performance Control, L.L.C., a Michigan limited liability company and formerly the largest distributor of the Registrant’s products (“Percon”). Percon was formed on February 15, 1996. Pursuant to the terms and conditions of the Asset Agreement, the Registrant acquired Percon’s (i) contracts; (ii) inventory; (iii) state and municipal permits, certificates, registrations, licenses and authorizations; (iv) intellectual property, including the name “Performance Control”; (v) goodwill; (vi) accounts receivable; (vii) prepaid expenses; (viii) furniture, fixtures and equipment; (ix) customer lists; and (x) Internet web site located at www.performancecontrol.com (collectively the “Assets”) in consideration for an aggregate of 1,112,245 newly issued shares of the Registrant’s Common Stock, $.001 par value per share. The Registrant also assumed $438,888 of Percon’s liabilities.

The closing of the Registrant’s purchase of the Percon assets was conditioned upon the sale of a minimum of 12 units in the Registrant’s May 16, 2000 private offering of a minimum of 12 ($300,000) units and a maximum of 40 ($1,000,000) units pursuant to the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Each unit consisted of 25,000 shares of the Registrant’s Common Stock, $.001 par value per share, offered at $1.00 per share; and a five-year warrant to purchase 25,000 additional shares of the Registrant’s Common Stock at an exercise price of $3.00 per share during the first year, $4.00 per share during the second year and $5.00 per share thereafter. As part of the transaction with Percon, the parties entered into a stockholders’ agreement providing the parties with certain rights and obligations.  This agreement was subsequently amended in 2002 when Summit Energy Ventures, LLC purchased securities from the Registrant in a private placement.  For a description of the Summit transaction and of the provisions in the stockholders’ agreement, see Part II, Item 5, “Recent Sales of Unregistered Securities.”

(b)	Business of the Registrant

The Registrant’s Principal Products

In 1995, the Registrant commenced the sale of the Power Commander®, its principal and proprietary product that reduces energy consumption in alternating current induction motors in industrial applications. In addition, the Power Commander® extends motor life, minimizes maintenance, results in cooler running, reduces stress and strain on the motor, and reduces stress and strain on accompanying electrical and mechanical systems. Technology and circuitry included in the Registrant’s Power Commander® is the subject of a United States Patent granted in 1998. The Registrant offers the Power Commander® in two versions, each of which is a distinctly different product having different applications. These two products are:

•	the Three-Phase Power Commander® used in industrial and commercial applications; and

•
the Single-Phase Power Commander® is also used in industrial and commercial applications and is currently in research and development for use in consumer applications such as home appliances and the like.

The Registrant’s motor starter product is designed to soft start a motor, save energy, and protect and conserve the motor. It also has the capacity to act as a remote-switching device.

The Registrant offers the Power Commander® in a Three-Phase version and a Single-Phase version. The Registrant’s marketing efforts have been initially focused on the Three-Phase Power Commander®. Both versions of the Power Commander® reduce energy consumption on electrical equipment by electronically sensing and controlling the amount of energy the motor consumes. A motor with a Power Commander® installed only uses the energy it needs to perform its work task, thereby increasing its efficiency. The result is a reduction of energy consumption of up to 15% to 35% in those applications, which do not always run at peak load levels.

The Registrant’s management believes that the Power Commander® line offers certain advantages over competing products for the following reasons:

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

•
Energy savings and motor efficiencies were verified through tests of the Power Commander® performed by three independent laboratories. Oak Ridge National Laboratory tested the Power Commander® and concluded that “significant energy savings due to lower electrical power demand can clearly be obtained in medium-sized and especially large-sized motor applications where the motor is frequently operating with no load.” Oak Ridge’s conclusions were based on tests that examined energy savings, motor temperature, and soft start impact.

•
Another independent laboratory at Oregon State University determined that the Power Commander® converted electrical energy into mechanical energy at a more efficient rate than a motor without the unit. The test compared energy consumption and torque on a 15HP motor with and without the unit installed.

•
Finally, Medsker Electric, Inc., an independent electric motor repair and test laboratory, performed a series of inrush current and energy savings tests on the Power Commander®. The tests compared the Registrant’s product to the products of three competitors. In its conclusions, Medsker stated that the Registrant’s Power Commander® “exhibited twice the energy savings of the next nearest competitor.” In addition, Medsker concluded that the Power Commander® “exhibited the best soft-start performance, reducing the motor inrush current by 71%.” Finally, Medsker concluded that the Power Commander® “was the simplest to install and test, and was the best performer in terms of energy savings and inrush current reduction.”

•
In addition to the tests performed by independent laboratories, the Power Commander® was subjected to a performance case study by one of the Registrant’s customers, Otis Elevator Company. In the Otis Elevator case study, the Power Commander® resulted in reduced energy consumption and lower operating temperatures. The case study examined the effects and energy savings obtained with a Power Commander® installed on a 10 horsepower AC induction motor operating a single width, single level escalator.

Three-Phase Power Commander®

The initial market for the Three-Phase Power Commander® is the elevator and escalator industry, although the Registrant is marketing this product to other industries such as the plastics manufacturing, petroleum and automotive industries. Domestic sales in the elevator and escalator market were $6.5 billion in 2000. Based upon trade journals (e.g. Elevator World Source Book 2001-2002), there are approximately 699,725 elevators and 36,400 escalators currently in operation in North America alone. Additionally, approximately 24,725 new elevators and 1,400 new escalators, respectively, are installed annually in the domestic market. Each existing installation is a potential candidate for the retrofit of the Three-Phase Power Commander®.

Various other markets such as conveyor systems, machine tools, mining equipment, crude oil pumps, weaving machines, etc., are believed to be viable target markets for the Three-Phase Power Commander® and the Registrant is seeking to build an Original Equipment Manufacturer (“OEM”) and distributor base to address these markets.

Single-Phase Power Commander®

Like the Registrant’s Three-Phase Power Commander® described above, the Registrant’s Single-Phase Power Commander® reduces energy consumption in electrical equipment by sensing and controlling the amount of energy the motor consumes. Most motors commonly used in-home appliances and other consumer goods are Single-Phase motors.

Since the Single-Phase Power Commander® is usable in a broad variety of contexts and can be installed when the motor is assembled with little effort and expense, it is a product suitable for installation at the OEM level or large volume sales and installation. Consequently, the Registrant’s marketing plan for the Single-Phase Power Commander® is to identify the major OEMs that can best utilize the Single-Phase Power Commander®.

Registrant’s Motor Starter Product

The Registrant’s motor starter product is designed to soft start a motor, which saves energy and protects the motor, and has the capacity to act as a remote-switching device. The Registrant had hoped to release this product in fiscal 2002 but the product is still under development. The expected release date of this product is uncertain at this time.

Marketing and Sales

The Registrant’s marketing efforts for the Power Commander® have been concentrated in several industries in which the Registrant’s principal stockholders have significant experience. These areas include the elevator and escalator industry; national electrical supply houses; large real estate property management companies; the oilfield supply industry; and to a lesser extent, public transportation systems. From inception through December 31, 2002, a total of 4,471 of the Registrant’s motor controllers were sold to more than 120 customers located throughout the United States and Asia under the following brands: Performance Controller™, Power Commander®, Energy Master, Current Control, and Ecostart. Customer industry profiles include retail outlets, public transportation, hotels, manufacturers and federal government facilities. This unit total includes sales made by Percon’s OEMs and distributors prior to selling its assets to the Registrant.

As the Registrant’s operations are scaled up and revenues from the sale of the Power Commander® grow, the Registrant intends to simultaneously (i) market the Power Commander® through OEMs to other compatible industries such as conveyor and line production systems, machine tools and other industrial applications, and (ii) develop and market its motor starter product line.

The Registrant is a party to one material contract for the sale of Power Commander® products, with two other contracts pending renewal. The first contract is a letter agreement and open master purchase order with Otis Elevator Company, the world leader in elevator sales, for the sale of Power Commander® brand devices containing a safety circuit exclusive to Otis.  The master purchase order was executed on May 13, 2002 for purchases up to $100,000, and the Letter Agreement commenced June 1, 2002 and will expire December 31, 2004.

Pending renewal is an annual contract with KONE, Inc., a major escalator and elevator manufacturer and service provider. The contract was executed on December 1, 1998, and was renewed on August 21, 2001, extending the contract until December 1, 2002. It is a requirements contract and covers the sale of motor controllers manufactured under the brand name Ecostart. The Ecostart brand name is exclusive to KONE and contains a safety circuit designed specially for KONE. The Registrant hopes to negotiate and execute a new agreement with this customer in the near future.

Also pending renewal is an annual contract with Schindler Elevator Corporation (which acquired Millar Elevator Corporation).  The contract was executed on August 17, 2000, whereby Schindler agreed to purchase Performance ControllerSM motor controllers under the brand name “Current Control.” The contract was renewed on October 5, 2001, extending the contract until September 1, 2002. The Registrant hopes to negotiate and execute a new agreement with this customer in the near future.

Manufacturing

The Registrant has an arrangement with a leading manufacturer in the electronics industry, Q.C. Corporation d/b/a System Controls. System Controls manufactures units for the Registrant on an as-needed basis. Under the arrangement, the Registrant issues a purchase order to System Controls that outlines, among other things, the number of units to be manufactured and the price per unit. System Controls is under no obligation to accept the order and the Registrant is under no obligation to use System Controls for its manufacturing needs. Management believes the arrangement between the Registrant and

System Controls has been mutually beneficial to both and expects that the relationship will continue. System Controls’ production capacity is approximately 1,000 units per month.

Additionally, the Registrant is actively seeking to enter into agreements with additional manufacturers. The Registrant leases space in Ann Arbor, Michigan, where it performs activities such as component assembly, quality assurance, quality control and packaging.

The Registrant has completed the pre-production testing of compact, low cost electronic modules designed to replace other more costly components used in the manufacture of certain Power Commander® models and eliminate several labor-intensive assembly steps. Total per unit cost savings (component cost savings and labor cost savings) are estimated to be approximately 30% of the production cost by current methods.

Product cost-reduction efforts are, and will remain, an objective of the Registrant. One key element of the program includes an aggressive manufacturing and engineering effort to reduce production cycle times as well as material and processing costs. A second element of the program is to out-source production operations. The Registrant outsources the assembly of printed circuit boards to qualified suppliers with automated assembly and test equipment, which reduces costs and ensures quality. As the product volumes increase, the Registrant expects to recognize favorable purchasing economies, increased labor efficiencies and improved overhead absorption. In addition, the Registrant is continuing to evaluate additional domestic, Canadian and offshore sources of contract manufacturing in order to reduce production costs further.

Competition

The principal competitive factors in the Registrant’s markets include innovative product design, product quality, product performance, utility rebate acceptance, established customer relationships, name recognition, distribution and price.

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

•
Energy saving motor controllers claimed to be competitive with the Power Commander® (i.e., Fairford, Power Boss and Power Planner) utilize technologies inferior to the Registrant’s technology because (i) their products achieve lower levels of energy savings in comparable applications compared to the Power Commander® (see Part I, Item 1 “Description of Business,” for a description of the independent tests performed on the Registrant’s products); and (ii) their digital design produces extensive harmonic distortion.

Single-Phase Competition.  There have been several companies that have, with different technologies, attempted to exploit this market due to the enormous opportunity in single-phase motor applications. These products include “Green Plug” (voltage clamping), “Power Planner” (digital microchip) and “Econelectric” (power factor control).

High Efficiency Motors.  Insofar as high efficiency motor replacement is concerned, management believes that the energy savings gain attributable to high efficiency motors is materially lower than that of the Power Commander®. In addition, the in-rush amperage needed to start an energy efficient motor is many times higher than that needed to start a conventional motor. This factor is made worse because the purchase of a new motor does not provide a soft starting capability without the purchase of a separate soft start device.

Motor Starter Competition. The Registrant believes that expected competition in the motor starter market will be more intense than that for the Power Commander® because:

•	The potential market for the Registrant’s motor starter product is much larger than that for motor controllers in general and the Power Commander® in particular;

•	Competitors in the motor starter field are more numerous and generally much larger compared to competitors in the motor controller field; and

•	The motor starter is a staple product type and is currently being sold by nearly all companies in the electrical component business.

However, Management believes it has a competitive advantage in this market because the Power Commander® is the only device management is aware of that combines soft start features with energy savings features in a single integrated unit that achieves energy savings levels of up to 15% to 35%.

Source of Supply and Availability of Raw Materials

The Power Commander® motor controller and the Registrant’s motor starter product have both been designed to use standard, off-the-shelf, easily acquired components. Such components are basic items that are readily available worldwide at competitive prices. They come in standard and miniature versions and offer the Registrant large latitude in product design. Both the Power Commander® motor controller and the motor starter use a combination of components. Although the Registrant believes that most of the key components required for the production of its products are currently available in sufficient production quantities from multiple sources, there can be no assurance that they will remain so readily available.

Customers

The Registrant currently does business with approximately 30 customers. Of this number, four, including Otis Elevator Company (Division of United Technologies), KONE, Inc., Schindler Elevator, and ThyssenKrupp Elevator, presently account for approximately 76% of the Registrant’s gross revenues. In light of the Registrant’s intentions to focus its business on OEMs in the elevator, oil field pump and manufacturing industries, the Registrant may be deemed to be and continue to be dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect upon the Registrant’s business.

Patents and Proprietary Rights

The Registrant currently relies on a combination of trade secrets, non-disclosure agreements and a patent to establish and protect its proprietary rights in its products. There can be no assurance that these mechanisms will provide the Registrant with any competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar technologies, or duplicate or “reverse engineer” the proprietary aspects of the Registrant’s technology.

The Registrant has one U.S. patent issued with respect to its products. The “Balanced and Synchronized Phase Detector for an AC Induction Motor Controller,” No. 5,821,726, was issued on October 13, 1998 and expires in 2017. This patent covers improvements to the technology under the NASA License Agreement (described below), which were developed by the Registrant. Management believes this patent protects the Registrant’s intellectual property position beyond the expiration of the NASA License Agreement because:

•	the circuitry covered by the Registrant’s patent more effectively reduces the motor vibration; and

•
the circuitry eliminates most of the balance and synchronization problems that are created by other energy saving motor controllers, including those that would eventually use the licensed NASA technology upon the expiration of the underlying NASA patents.

The Registrant has additional proprietary technology being assessed for patent filing.

NASA License Agreement

The Registrant had been the exclusive United States licensee of certain Power Factor Controller Technology owned by the United States of America, as represented by NASA. This license agreement covered the USA and its territories and possessions and did not require the Registrant to pay royalties to NASA in connection with the Registrant’s sale of products employing technology utilizing the licensed patents. The Registrant’s rights under the license agreement were non-transferable and were not to be sublicensed without NASA’s consent. The license agreement terminated on December 16, 2002 with the expiration of all of the licensed patents.

The Registrant believes that its products and other proprietary rights do not infringe any proprietary rights known to be possessed by third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future, the defense costs of which could be substantial.

The Registrant has obtained U.S. Trademark registration of the Power Commander® mark.

Government Regulation

The Registrant is not required to be certified by any government agencies. However, the Registrant’s products are manufactured to comply with specific Underwriters’ Laboratory codes that meet national safety standards. Presently, the Registrant’s products comply with UL 508 Industrial Control Equipment and the Registrant has also received certification meeting CSA (Canadian Standards Association) CSA-B44.1-96/ASME-17.5-1996 Elevator and Escalator Electrical Equipment. The Department of Commerce does not require the Registrant’s technology to be certified for export. The Registrant’s industrial code is 421610 and the SIC code is 5063.

Deregulation of Electrical Energy

Sales of the Registrant’s product are not dependant on continued deregulation of the electrical energy market as the Registrant’s product can be sold in regulated and deregulated markets.

Research and Development

The Registrant intends to continue its research and development effort to introduce new products based on the Power Commander® solid-state technology. Towards this end, the Registrant spent $271,634 and $242,243 in fiscal years 2002 and 2001, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Registrant’s foreseeable research and development activities will be on consumer applications for the single-phase unit. The Registrant intends to limit its research and development activities on secondary products for Three-Phase industrial and commercial AC induction motors. Two of these products are (i) a soft starting motor starter (without energy saving features) to compete with existing transformer and other electro-mechanical type motor starters; and (ii) a high voltage energy saving motor controller for motors ranging in sizes from 2000 to 6000 volts.

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

Employees

At the date of this document, the Registrant employs 12 people on a full time basis. Of this number, one person is engaged in executive management and finance, one in operations management, three in sales and marketing, two in research and development, one in legal counsel, three in engineering and production, and one in clerical and reception. At such time as business conditions dictate, the Registrant expects to hire additional personnel for, among other things, increased production, marketing and sales. The Registrant has no collective bargaining agreements and considers its relationship with its employees to be good. The Registrant utilizes consultants in the areas of electrical and mechanical engineering, manufacturing engineering, and financing and strategy on an ongoing basis.

RISK FACTORS

Limited Capitalization

As of the date of this document, the Registrant continues to have limited working capital and will be dependent upon additional financing to meet its capital needs. There can be no assurance that any additional financing will be available on acceptable terms, if at all. The Registrant needs additional capital to expand its operations and fully implement its business plan.

Limited Operating History, Manufacturing and Distribution Arrangements

To date, and principally attributable to a lack of working capital, the Registrant’s operations have been limited in scale. Although the Registrant has an arrangement with an automated production facility, has established relationships with suppliers, and received contracts for its products, the Registrant may experience difficulties in production scale-up, inventory management, product distribution and obtaining and maintaining working capital until such time as the Registrant’s operations have been scaled-up to normal commercial levels. There can be no assurance that the Registrant will operate profitably.

Registrant’s License From NASA Has Expired

The basic technology upon which the Registrant’s products are based is derived from a patent license agreement by and between the Registrant and NASA, which expired on December 16, 2002.  The license expired upon expiration of NASA’s underlying patents, at which time anyone, including the Registrant, became free to use the underlying NASA technology. The Registrant has also made certain improvements to the basic technology covered by the NASA license, which may place the Registrant in a competitively superior position. No assurance can be given, however, that others will not seek to improve the basic technology in a manner similar to that of the Registrant.

Arbitration with Former CEO

The Registrant is involved with certain claims and counterclaims related to arbitration with its former CEO. The claim was filed by the former CEO on October 10, 2002 and is being administrated by the East Providence, Rhode Island office of the American Arbitration Association. The former CEO is claiming the Registrant owes him, and is seeking to recover, approximately $528,659. The amount of his claim is comprised of (i) $116,039 for unpaid salary and expenses, and (ii) $412,620 for a payment owed to him in the case of a change of control of the Registrant. The Registrant has recorded $102,401 at December 31, 2002, related to the unpaid salary and expenses but has not accrued an amount related to the other claims. The Registrant is currently defending these claims.

Supplier Dependence

Although the Registrant believes that most of the key components required for the production of its products are currently available in sufficient production quantities from multiple sources, there can be no assurance that they will remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by the Registrant. Also, in the event that the Registrant, or its contract manufacturer, as applicable, is unable to develop or acquire components in a timely fashion, the Registrant’s ability to achieve production yields, revenues and net income would be adversely affected.

Sales and Marketing Risks

The Registrant’s products are currently distributed primarily through OEMs. The Registrant’s future growth and profitability will depend upon the successful development of business relationships with additional OEMs and upon their ability to penetrate the market with the Registrant’s products.

Competition; Rapid Technological Change

The Registrant competes against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Registrant currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Registrant to expand its operations or operate profitability. The motor control industry is highly competitive and characterized by rapid technological change. The Registrant’s future performance will depend in large part upon its ability to become and remain competitive and to develop, manufacture and market acceptable products in these markets. Competitive pressures may necessitate price reductions, which can adversely affect revenues and profits. If the Registrant is not competitive in its ongoing research and development efforts, its products may become obsolete, or be priced above competitive levels. Although management believes that, based upon their performance and price, the Registrant’s products are attractive to customers; there can be no assurance that competitors will not introduce comparable or technologically superior products, which are priced more favorably than the Registrant’s products.

Retail Price of Electrical Energy

A customer’s decision to purchase the Power Commander® is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for the Registrant’s products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

No Cash Dividends on Common Stock

The Registrant has not paid or declared any dividends on its Common Stock and does not anticipate paying or declaring any cash dividends on its Common Stock in the foreseeable future.

Possible Resales under Rule 144

Of the 6,580,620 shares of the Registrants Common Stock outstanding on March 21, 2003, 3,222,502 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares that were originally issued to officers, directors and 10% shareholders (the “Affiliates”) of the Registrant, which shares were, over time, resold pursuant to Rule 144, as set forth below.

The remaining 3,358,118 shares of the Registrant’s Common Stock outstanding are restricted securities as defined in Rule 144 under the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144. Approximately 7,500 shares of the restricted securities are held by non-Affiliates.

In addition, the Registrant has approximately 949,000 Common Stock purchase warrants outstanding and has approximately 3,433,640 Common Stock options outstanding. Neither the granting of options nor the issuance of warrants have been registered under the Securities Act, but may, under certain circumstances, be available for public sale in the open market pursuant to Rule 144, subject to certain limitations.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Registrant and who has satisfied a two-year holding period. Any substantial sale of the Registrant’s Common Stock pursuant to Rule 144 may have an adverse effect on the market price of the Registrant’s shares.

Common Stock Price Volatility.

Since 1996, the Company’s Common Stock has traded in OTCBB under the symbol “PREF”.  There can be no assurance that a regular market for the Company’s Common Stock will be sustained.  The OTCBB offers less trading liquidity than NASDAQ.  Quotes for securities traded on the OTCBB are not as widely available in newspapers as are those for NASDAQ.  Therefore, this lack of readily available price information may impair the ability of holders of Common Stock to resell their securities.  The trading prices of the Common Stock could be subject to wide fluctuations in response to quarterly variations in the Company’s operating results, announcements by the Company or others, developments affecting the Company, or other events or factors.  In addition, the stock market has experienced extreme price and volume fluctuations in recent years.  These fluctuations have had a substantial effect on the market price for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market price for the Company’s Common Stock.

Potential Effect of Penny Stock Rules on Liquidity of Shares

If the Registrant’s securities are not listed on The Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The Registrant is currently subject to the penny stock rules and, therefore, these disclosure requirements may have the effect of reducing the level of trading activity in the Registrant’s Common Stock.

Limitation on Directors’ Liabilities under Delaware Law

Pursuant to the Registrant’s Certificate of Incorporation and under Delaware law, directors of the Registrant are not liable to the Registrant or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

Outstanding Options and Warrants

The Company has reserved 500,000 shares of its Common Stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the Company’s 1994 Stock Option Plan (hereinafter the “1994 Plan”), of which options to purchase an aggregate of 463,640 shares have been issued.  Furthermore, the Company has reserved 4,000,000 shares of its Common Stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the Company’s 2000 Stock Option and Restricted Stock Plan (hereinafter the “2000 Plan”), of which options to purchase an aggregate of 2,970,000 shares have been issued.  The outstanding options have a weighted average exercise price of $2.00 per share.  In addition to the Summit warrant described below, the Company has issued warrants exercisable for 949,000 shares of Common Stock to financial consultants, investors and other business partners, having a weighted average exercise price of $2.76 per share and expiring on various dates from August 7, 2003 to June 11, 2007.

In connection with the Summit financing described below, Summit received a stock purchase warrant to purchase such number of additional shares of Series A-2 Convertible Preferred Stock or Common Stock of the Registrant enabling Summit to acquire a 51% fully diluted equity stake in the Registrant.  By the terms of the warrant, the number of shares issuable upon exercise of the warrant will adjust with the number of shares of the Company outstanding and issuable pursuant to options and warrants. The exercise price of the warrant is a function of the Company’s earnings.  As such, it is possible that the warrant will have an exercise price of zero and will therefore entitle Summit to the additional shares at no cost.

Exercise of these options and warrants and options and warrants issued by the Registrant in the future will reduce the percentage of Common Stock held by the public stockholders.  Furthermore, the terms on which the Company could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when the Company would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

Issuance of Preferred Stock with Anti-Dilution Provisions and Superior Liquidation Preference

In 2002, the Registrant issued 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures for a purchase price of $2,500,000. The Series A Preferred Stock provides the holders of the Series A Preferred Stock with protection against dilution. In the event that the Registrant issues shares at a price less than the price Summit paid for the Series A Preferred Stock, the conversion rights of the Series A Preferred Stock will be adjusted so that the Series A Preferred Stock can convert into such number of shares that Summit would have received had it bought Common Stock at such lower price. Currently, the conversion rights of the Series A-1 Convertible Preferred Stock entitle the holder of the Series A-1 to receive two shares of Common Stock for each share of Series A-1. In the event of a Liquidation Event (as defined in the Certificate of Designation of the Series A Convertible Preferred Stock which includes a winding up of the Registrant, a sale of substantially all of the Registrant’s assets, and certain mergers and consolidations) the holders of the Series A Convertible Preferred Stock are entitled to two times the price paid by Summit for such stock.  Thereafter, the remaining corporate assets would be distributed among the holders of Common Stock and Series A Preferred Stock on a pro rata basis. The existence of the Series A Preferred Stock’s anti-dilution provisions may reduce the percentage of Common Stock held by the public stockholders. Furthermore, the terms on which the Registrant could obtain additional capital may be adversely affected by the Series A Preferred Stock’s anti-dilution provisions and superior liquidation preference.

Dilution of Ownership by Exercise of Summit Warrant

In connection with the Summit financing described above, Summit also received a stock purchase warrant which is exercisable after January 1, 2004 and prior to June 14, 2012, to purchase such number of additional shares of Series A-2 Convertible Preferred Stock, $.001 par value per share, or Common Stock, $.001 par value per share, of the Registrant that would result in Summit owning 51% of the Registrant’s fully diluted equity. By the terms of the warrant, the number of shares issuable upon exercise of the warrant will adjust with the number of shares of the Registrant outstanding and the number of shares issuable pursuant to options and warrants. The exercise price of the warrant is a function of the Registrant’s earnings.  As such, it is possible that the warrant will have an exercise price of zero and will therefore entitle Summit to the additional shares at no cost. The existence of the warrant issued to Sumit will likely reduce the percentage of equity held by the public stockholders. Furthermore, the terms on which the Registrant could obtain additional capital may be adversely affected by the existence of such warrant and, in particular, the anti-dilution provisions of such warrant.

Authorization and Discretionary Issuance of Preferred Stock

The Registrant’s Certificate of Incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Registrant’s Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of the Registrant’s Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Registrant, which could have the effect of discouraging bids for the Registrant and thereby prevent stockholders from receiving the maximum value for their shares. Although the Registrant has no present intention to issue any shares of its preferred stock, there can be no assurance that the Registrant will not do so in the future.

Product Liability Risk

The Registrant may be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on the Registrant. Presently, the Registrant has general liability coverage that includes product liability up to two million dollars. Any large product liability suits occurring early in the Registrant’s growth may significantly and adversely affect the Registrant’s ability to expand the market for its Power Commander® line of products.

No Key Man Insurance

The Registrant presently has no key man life insurance policies. As soon as practicable following the commencement of profitable operations (of which there can be no assurance), the Registrant intends to purchase key man life insurance on the lives of its two principal executive officers, Raymond J. Skiptunis and Nicholas Anderson. Upon purchase of such insurance, the Registrant intends to pay the premiums and be the sole beneficiary. The lack of such insurance may have a material adverse effect upon the Registrant’s business.

Line of Credit

At the present time, the Registrant does not have a bank line of credit.

Potential Violation of Section 5 of the Securities Act.

In its original Form 10-SB, filed on October 20, 2000, the Registrant inadvertently filed its Private Placement Memorandum as an Exhibit. This may constitute general solicitation under Rule 502(c) of Regulation D and the Registrant may be in violation of Section 5 of the Securities Act of 1933 and be unable to avail itself of the exemption found in Rule 506 of Regulation D as to that offering. The Registrant believes it can establish pre-existing connections with all purchasers under the Private Placement Memorandum. If proceedings based on this inadvertent filing were commenced against the Registrant, purchasers under the Private Placement Memorandum, possibly together with other purchasers of the Registrant’s securities, may make a claim for rescission of their investments, which if successful may exceed $725,000. Such claims would be subject to any applicable defenses that the Registrant might assert, including statute of limitations. The last sales under the Private Placement Memorandum were made in March 2001. Therefore, the Registrant believes that the statute of limitations for such claims under the Securities Act has expired.

Item 2.	Description of Property

The Registrant leases office, warehouse and research facilities at three locations. The Registrant leases approximately 5,745 square feet of office and warehouse space located at 4220 Varsity Drive, Suite E, Ann Arbor, Michigan 48108. The Registrant’s lease was due to expire on February 16, 2001 but the Registrant extended the lease until May 31, 2003.  The base rent is $5,026.88 per month.  The Registrant leases approximately 5,000 square feet of office and research space located at 40 Nassau Terminal Road, New Hyde Park, New York 11040.  The base rent is currently $4,652.08 per month with annual increases of 1.5%. The lease expires on June 30, 2004. The Registrant shares office space located at 75-153 Merle Drive, Suite B, Palm Desert, California 92211 with a major investor in the Registrant, Summit Energy Ventures, LLC. Commencing January 2003, the Registrant pays $2,124.63 per month and the lease is on a month-to-month basis.

Item 3.	Legal Proceedings

The Registrant is involved with certain claims and counterclaims related to arbitration with its former CEO. The claim was filed by the former CEO on October 10, 2002 and is being administrated by the East Providence, Rhode Island office of the American Arbitration Association. The former CEO is claiming the Registrant owes him, and is seeking to recover, approximately $528,659. The amount of his claim is comprised of (i) $116,039 for unpaid salary and expenses, and (ii) $412,620 for a payment owed to him in the case of a change of control of the Registrant. The Registrant has recorded $102,401 at December 31, 2002, related to the unpaid salary and expenses but has not accrued an amount related to the other claims. The Registrant is currently defending these claims.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Registrant’s Common Stock is thinly traded on the National Association of Securities Dealers’ Over the Counter Bulletin Board (“OTCBB”) under the symbol “PREF”.

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2002 and December 31, 2001, as reported by the National Quotation Bureau:

Twelve months Ended December 31, 2002	High	Low
October 1, 2002 — December 31, 2002	$1.90	$0.55
July 1, 2002 — September 30, 2002	3.20	1.45
April 1, 2002 — June 30, 2002	3.25	1.60
January 1, 2002 — March 31, 2002	3.80	2.90

Twelve months Ended December 31, 2001	High	Low
October 1, 2001 — December 31, 2001	$3.51	$2.90
July 1, 2001 — September 30, 2001	5.40	3.25
April 1, 2001 — June 30, 2001	8.20	2.65
January 1, 2001 — March 31, 2001	4.45	2.10

As of March 21, 2003, there were 51 shareholders of record of the Registrant’s Common Stock.

The Registrant has not paid dividends on its Common Stock since its incorporation on October 19, 1994. The Registrant does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Registrant intends to invest funds otherwise available for dividends, if any, on improving the Registrant’s capital assets.

Recent Sales of Unregistered Securities

On June 14, 2002, the Registrant sold 2,346,233 shares of Series A-1 Convertible Preferred Stock, $.001 par value per share, for $2,500,000, pursuant to the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). The sale was made to Summit Energy Ventures, LLC, a private equity firm specializing in energy related technologies.  Summit is an affiliate of Commonwealth Energy Corporation, a diversified energy provider and service company based in Tustin, California. The sale resulted in Summit owning a 28% fully diluted stake in the Registrant.

Summit also received a stock purchase warrant which is exercisable after January 1, 2004 and prior to June 14, 2012, to purchase such number of additional shares of Series A-2 Convertible Preferred Stock, $.001 par value per share, or Common Stock, $.001 par value per share, of the Registrant that would result in Summit owning 51% of the Registrant’s fully diluted equity. By the terms of the warrant, the number of shares issuable upon exercise of the warrant will adjust with the number of shares of the Registrant outstanding and the number of shares issuable pursuant to options and warrants. The exercise price of the warrant is a function of the Registrant’s earnings.  As such, it is possible that the warrant will have an exercise price of zero and will therefore entitle Summit to the additional shares at no cost.

The Series A Preferred Stock provides the holders of the Series A Preferred Stock with protection against dilution. In the event that the Registrant issues shares at a price less than the price Summit paid for the Series A Preferred Stock, the conversion rights of the Series A Preferred Stock will be adjusted so that the Series A Preferred Stock can convert into such number of common shares that Summit would have received had it bought Common Stock at such lower price. Currently, the conversion rights of the Series A-1 Convertible Preferred Stock entitle the holder of the Series A-1 to receive two shares of Common Stock for each share of Series A-1.

The Registrant and Summit also entered into a Registration Rights Agreement entitling Summit, subject to the terms and conditions of the Registration Rights Agreement, to demand that he Registrant file a registration statement covering all of the Registrant’s securities owned by Summit.

Amended Stockholders’ Agreement

As part of the transaction with Percon, the Registrant, Nicholas Anderson and Anthony Caputo, the Registrant’s two principal stockholders, and Percon, Philip Elkus and Stephen L. Shulman, Percon’s two principal members, entered into a Stockholders’ Agreement dated August 7, 2000. The Stockholders’ Agreement established two groups of stockholders: Messrs. Anderson and Caputo, on the one hand (the “Founders”), and Percon and Messrs. Elkus and Shulman, on the other hand (the “Percon Group”).

As part of the Summit financing, the Stock Holders’ Agreement was amended and Summit became a party to the agreement (the “Amended Stockholders’ Agreement”).  The governance provisions of the Amended Stockholders’ Agreement provides that the Registrant’s Board of Directors (the “Board”) be expanded from five (5) members to eight (8) members; three (3) who are nominated by the Founders; two (2) who are nominated by the Percon Group; and three (3) who are nominated by Summit.  The Registrant’s by-laws were amended to accurately reflect the governance provisions of the Amended Stockholders’ Agreement.

In addition, the Amended Stockholders’ Agreement contains certain provisions that affect the ability of the parties to the Stockholders’ Agreement (the “Stockholders”) to transfer their shares.

Right of First Refusal. If at any time a party to the Amended Stockholders’ Agreement desires to sell their shares (the “Offered Shares”) (other than (i) a resale under rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) or (ii) pursuant to a registered public offering under the Securities Act or (iii) a transfer to permitted affiliates or family members, as set forth in the Amended Stockholders’ Agreement), the selling Stockholder must first offer to the other Stockholders the right to purchase the Offered Shares upon terms and conditions similar to the ones the selling Stockholder was initially proposing to sell the Offered Shares to the third party purchaser.  In the event the Stockholders fail to exercise this right, then the selling Stockholder can sell the Offered Shares subject to the “Co-Sale” Rights and “Tag-Along” Rights set forth below.

“Co-Sale” Rights.  If any of the parties to the Stockholders’ Agreement (other than Summit) intends to sell or transfer their shares and the other Stockholders have not fully exercised their Right of First Refusal, set forth above, then Summit shall have the right to participate in such sale and sell a pro rata share of their stock to the third party purchaser.

“Tag Along” Rights.  If Summit intends to sell or otherwise transfer such number of shares that will result in the party receiving such shares beneficially owning on a fully diluted basis a greater number of shares of stock than any other Stockholder group to the Amended Stockholders’ Agreement, then the other Stockholder groups shall have the right to participate in such sale and sell a pro rata share of their stock to the purchasing party.

Preemptive Rights.  The Amended Stockholders’ Agreement also provides the Stockholders with certain preemptive rights entitling the Stockholders the option to purchase a pro rata share of the securities to be issued by the Registrant in certain private financings.

The Amended Stockholders’ Agreement shall terminate upon (i) the Registrant closing a firmly underwritten public offering by the Registrant pursuant to a registration statement filed and declared effective under the Securities Act covering the offer and sale of Common Stock for the account of the Registrant yielding net proceeds of at least $15,000,000 to the Registrant at a price per share of Common Stock that yields a total enterprise value of the Registrant of not less than $50,000,000; (ii) bankruptcy receivership or dissolution of the Registrant; (iii) the voluntary agreement of all parties bound by the terms of the Agreement; (iv) the acquisition of all the shares of stock by one party; (v) the full and complete exercise of all the rights under the Warrant by Summit (or its assignee) pursuant to its terms; or (vi) on June 14, 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

OVERVIEW

The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Registrant began generating revenues from sales of its patented Power Commander® line of motor controllers in late 1995. As of December 31, 2002, the Registrant had total stockholders’ equity of $1,908,706 primarily due to the Registrant’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June 2002, which resulted in Summit owning a 28% fully diluted stake in the Registrant. In addition, in August 2000, the Registrant purchased the assets of Percon, formerly the largest distributor of the Registrant’s products. The transaction was accounted for as a purchase and the Registrant’s Statements of Operations includes Percon’s results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Registrant to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM’s in the elevator/escalator industry and transferred those agreements to the Registrant as part of the Asset Agreement.

RESULTS OF OPERATIONS: FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

REVENUES

Revenues for the twelve months ended December 31, 2002, were $538,819 compared to $633,563 for the twelve months ended December 31, 2001, a decrease of $94,744, or 15%. The decrease in revenues was principally attributable to organizational issues including funding problems and management issues.

COST OF REVENUES

Cost of revenues for the twelve months ended December 31, 2002, decreased to $379,684 from $428,463 a $48,779 or an 11% decline as compared to the twelve months ended December 31, 2001. The decrease in cost of revenues was primarily attributed to the decrease in revenues and an overall reduction in the cost of materials from the Registrant’s suppliers.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $271,634 for the twelve months ended December 31, 2002, as compared to $242,243, representing a $29,391 or a 12%, increase compared to the same period ended December 31, 2001.  The development of the low cost, low horsepower Platform A product family, the single-phase controller, and the fast-reaction integrator board increased research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,844,117 for the twelve months ended December 31, 2002, an increase of $542,579 or 42% as compared to the twelve months ended December 31, 2001. The increase in selling, general and administrative expenses was due primarily to the recognition of compensation expense and an increase in consulting and professional fees.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2002

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities and using bank borrowings. As of December 31, 2002, the Registrant has received a total of approximately $4,757,261 from public and private offerings of its equity securities and received approximately $445,386 under a bank line of credit which was repaid during 2002. As of December 31, 2002, the Registrant had cash and cash equivalents of $257,708.

Cash used for operating activities for the twelve months ended December 31, 2002 was $1,690,250 which primarily consisted of: a net loss of $2,354,775; less depreciation and amortization of $132,216, additional paid in capital related to issuance of stock options of $312,741, Common stock issued for services of $167,500, and interest accrued on stockholders, officers and former officers’ loans of $28,174; increases in accounts receivable of $76,118; decreases in inventory of $105,522; and increases in prepaid expenses of $9,628. In addition, operating activities reflected a $90,369 decrease in accounts payable and accrued expenses and an increase in accrued salaries and payroll taxes of $94,487.  Net cash used for operating activities in fiscal year 2001 was $1,107,265 which primarily consisted of: a net loss of $1,863,802; less depreciation and amortization of $281,587 and additional paid-in capital related to issuance of stock options of $47,300; write-off of deferred financing costs of $38,502; debt restructuring costs of $130,000; decreases in accounts receivable of $103,048; increases in inventory of $83,091; and increases in prepaid expenses and deposits of $9,057. In addition, operating activities reflected a $216,426 increase in accounts payable and accrued expenses and an increase in accrued salaries and payroll taxes of $31,822.  Cash used in investing activities for fiscal year 2002 was $7,214, compared to $51,981 in fiscal year 2001.  The amounts for both years consisted of the purchase of fixed assets.  Net cash provided by financing activities for fiscal year 2002 was $1,919,927, which primarily consisted of proceeds from the issuance of equity securities of $2,380,000, net of costs, and net repayments to stockholders and officers of $14,687.  Repayments on a line of credit of $445,386 offset the amounts included above.  During fiscal year 2001, net cash provided from financing activities was $1,185,999, which primarily consisted of proceeds from the issuance of equity securities of $613,000, advances on a line of credit of $167,499 and loans from stockholders and officers of $405,500.

The Registrant expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Registrant anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Registrant’s liquidity requirements, management intends to sell additional equity or debt securities or obtain debt financing.  The Registrant is currently in the process of negotiating a $1,000,000 debt facility with Summit Energy Ventures, LLC.  The Board of Directors has approved the terms of the proposed financing but the Registrant is currently waiting for

Summit’s investment committee to approve the financing.  According to the terms of the proposed financing, the outstanding balance would accrue interest at a rate of 15 percent and would be convertible into Series A Preferred Stock at a price per share of $0.183 if, after seven (7) days notice by Summit, the outstanding balance is not paid off.  The Registrant is also currently meeting with many different potential equity investors and believes it can raise additional funds through private placements of equity.

Cash Requirements and Need for Additional Funds

The Registrant anticipates a substantial need for cash to fund its working capital requirements for the next twelve months. In accordance with the Registrant’s prepared expansion plan, it is the opinion of management that approximately $1.3 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” of the Financial Statements for an explanation of recent accounting pronouncements.

Item 7.	Financial Statements

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2002 AND 2001

INDEX

Page

Independent Auditors’ Report	F-1

Financial Statements:

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6-F-19

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Power Efficiency Corporation
Ann Arbor, Michigan

We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the “Company”) as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, the balance sheet reflects a deficiency in tangible net worth, the Company has experienced a deficiency of cash from operations and continues to have negative cash flows from operations and lacks sufficient liquidity to continue its operations.  These matters raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ SOBEL & CO., LLC
Certified Public Accountants
March 5, 2003
Livingston, New Jersey

POWER EFFICIENCY CORPORATION
BALANCE SHEET
DECEMBER 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,708
Accounts receivable, net of reserve of $10,000	87,236
Inventories	504,023
Prepaid expenses	9,628

Total Current Assets	858,595

PROPERTY AND EQUIPMENT, Net	113,801

OTHER ASSETS:
Deposits	15,500
Patents, net	14,994
Goodwill, net	1,929,963
Customer contracts, manuals and sales literature, net	111,272
Website and customer list, net	26,930

Total Other Assets	2,098,659

$3,071,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$565,442
Accrued salaries and payroll taxes	177,920

Total Current Liabilities	743,362

LONG-TERM LIABILITIES:
Stockholder and former officers’ loans payable	418,987

Total Liabilities	1,162,349

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A-1 convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,346,000 shares issued and outstanding	2,346
Common stock, $.001 par value, 50,000,000 shares authorized, 6,580,620 shares issued and outstanding	6,581
Additional paid-in capital	11,744,062
Accumulated deficit	(9,844,283)

Total Stockholders’ Equity	1,908,706

$3,071,055

See independent auditors’ report and notes to financial statements.	F-2

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001

REVENUES	$538,819	$633,563

COSTS AND EXPENSES:
Cost of sales	379,684	428,463
Research and development	271,634	242,243
Manufacturing	213,472	163,544
Selling, general and administrative	1,844,117	1,301,538
Depreciation and amortization	132,216	281,587

Total Costs and Expenses	2,841,123	2,417,375

LOSS FROM OPERATIONS	(2,302,304)	(1,783,812)
OTHER INCOME (EXPENSE):
Interest income	7,595	—
Interest expense	(54,356)	(74,290)

Total Other Expenses, Net	(46,761)	(74,290)

LOSS BEFORE PROVISION FOR TAXES	(2,349,065)	(1,858,102)
PROVISION FOR TAXES	(5,710)	(5,700)

NET LOSS	$(2,354,775)	$(1,863,802)

BASIC LOSS PER COMMON SHARE	$(0.36)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,562,000	6,409,000

See independent auditors’ report and notes to financial statements.	F-3

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

	Shares	Amount	Shares	Amount

BALANCE, January 1, 2001	6,043,370	$6,043	—	$—	$7,950,094	$(5,625,706)	$2,330,431
Common stock sold at various times during the year, net of costs	343,750	344	—	—	609,656	—	610,000
Issuance of stock options	—	—	—	—	47,300	—	47,300
Shares issued in conjunction with extinguishment of debt for common stock	125,000	125	—	—	229,875	—	230,000
Common stock issued for services rendered	10,000	10	—	—	29,990	—	30,000
Exercise of warrants for common stock	1,000	1	—	—	2,999	—	3,000
Net loss, 2001	—	—	—	—	—	(1,863,802)	(1,863,802)

BALANCE, December 31, 2001	6,523,120	6,523	—	—	8,869,914	(7,489,508)	1,386,929
Sale of preferred stock, net of costs	—	—	2,346,000	2,346	2,377,654	—	2,380,000
Common stock issued for disputed accounts payable	7,500	8	—	—	16,303	—	16,311
Common stock issued for services rendered	50,000	50	—	—	167,450	—	167,500
Cancellation, reissuance and issuance of stock options	—	—	—	—	312,741	—	312,741
Net loss, 2002	—	—	—	—	—	(2,354,775)	(2,354,775)

BALANCE, December 31, 2002	6,580,620	$6,581	2,346,000	$2,346	$11,744,062	$(9,844,283)	$1,908,706

See independent auditors’ report and notes to financial statements.	F-4

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(2,354,775)	$(1,863,802)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	132,216	281,587
Write-off of deferred financing costs	—	38,502
Debt restructuring	—	130,000
Additional paid-in capital related to issuance of stock options	312,741	47,300
Common stock issued for services	167,500	—
Interest accrued on stockholder, officers and former officers’ loans	28,174	—
Changes in certain assets and liabilities:
(Increase) decrease in:
Accounts receivable	(76,118)	103,048
Inventory	105,522	(83,091)
Prepaid expenses	(9,628)	443
Deposits	—	(9,500)
Increase (decrease) in:
Accounts payable and accrued expenses	(90,369)	216,426
Accrued salaries and payroll taxes	94,487	31,822

Net Cash Used for Operating Activities	(1,690,250)	(1,107,265)

INVESTING ACTIVITIES:
Purchase of fixed assets	(7,214)	(51,981)

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of costs	2,380,000	613,000
(Payments) advances on line of credit agreement	(445,386)	167,499
Loans from stockholders, officers, and former officers	155,438	405,500
Payments on loans to stockholders, officers and former officers	(170,125)	—

Net Cash Provided by Financing Activities	1,919,927	1,185,999

INCREASE IN CASH AND CASH EQUIVALENTS	222,463	26,753
CASH AND CASH EQUIVALENTS:
Beginning of year	35,245	8,492

End of year	$257,708	$35,245

See independent auditors’ report and notes to financial statements.	F-5

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 1  -  NATURE OF BUSINESS:

Power Efficiency Corporation (“Power Efficiency” and/or the “Company”), was incorporated in Delaware on October 19, 1994.  Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to effectively reduce energy consumption in alternating current induction motors.  Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world.  The Company currently has two principal and proprietary products: the Three Phase Power Commander®, which is used in industrial applications, and the Single Phase Power Commander®, which is used in consumer applications.  The Company also engages in research and development of new, related energy saving products.

The Company’s primary customers are original equipment manufacturers (OEM’s) and commercial accounts located throughout the United States of America, Mexico, China, and Canada.

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

Cash Equivalents:
The Company considers all highly liquid investments with an original maturity of three months or less to be “Cash Equivalents”.

Inventories:
Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances warrant.

Accounts Receivable:
The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Research and Development:
Research and development expenditures are charged to expense as incurred.

Property, Equipment and Depreciation:
Property and equipment are stated at cost.  Maintenance and repairs are expensed as incurred, while betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.

Website, Customer List and Amortization:
Website and customer list are stated at cost.  Website costs capitalized include application and infrastructure development stage costs and graphics.  Amortization is computed based upon the estimated useful life of the website and customer list, which is three years.  Website maintenance and hosting costs are charged to expense as incurred.

Shipping and Handling Costs:
The Company bills customers for freight.  Actual costs for shipping and handling are included as components of cost of sales.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Patents:
Costs associated with applying for U.S. patents based upon technology developed by the Company are capitalized.  At the time the patent is awarded, the asset will be amortized over the remaining term of the patent.  If no patent is issued, these costs will be expensed in the period when it is determined that no patent will be issued.

Revenue Recognition:
Revenue from product sales to OEM’s and distributors is recognized at the time of shipment to the OEM’s and distributors when all services are complete.  Returns and other sales adjustments (discounts and shipping credits) are provided for in the same period the related sales are recorded.

Loss Per Common Share:
Loss per common share is determined by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per share is not presented since giving effect to potential common shares would be anti-dilutive.

Accounting for Stock Based Compensation:
The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25).  If the option price under the Stock Option Plans equals or exceeds the fair market value of the common shares on the date of grant, no compensation cost is recognized under the provisions of APB25 for stock options.  If the option price under the Stock Option Plans is less than the fair market value of the common stock on the date of grant, compensation cost is recognized for the difference.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” for stock options issued.  Under SFAS No. 123, compensation cost is measured at the grant date based on the value of award and is recognized over the service (or vesting period).

Product Warranties:
The Company warrants its products for eighteen months.  During the warranty period, the Company’s policy is to replace the defective product.  The Company has been providing for warranty costs as they are incurred.  The Company periodically reviews warranty claims and will establish a reserve for warranty claims when such amount is determinable and necessary based on historical information.

Provision for Income Taxes:
The Company utilizes the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The provision for taxes represents state franchise taxes.

Goodwill:
The Company adopted the provisions of Statement of SFAS No. 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002.  SFAS No. 142 requires that goodwill shall no longer be amortized.  Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Customer Contracts, Manuals and Sales Literature and Amortization:
Customer contracts, manuals and sales literature acquired in connection with a business acquisition are deferred and amortized on the straight-line method over five years.

Advertising:
Advertising costs are expensed as incurred.

New Accounting Pronouncements:
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”; SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; SFAS No. 141, “Business Combinations”; SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal”; SFAS No. 148 “Accounting for Stock Based Compensation”; FASB Intrepretation No. 145, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”; FASB Interpretation No. 46, “Consolidation for Variable Interest Entities” all became effective during 2002.  The provisions and interpretations of these pronouncements, that are applicable to the Company, had no materal effect on the Company’s financial statements.

Financial Statement Reclassifications:
Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation.

NOTE 3  -  GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, there is a deficiency in tangible net worth of approximately $175,000, the Company experienced a $1,700,000 deficiency of cash from operations and continues to have negative cash flows from operations and lacks sufficient liquidity to continue its operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

Continuation of the Company as a going concern is dependent upon achieving profitable operations.  Management’s plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers.  Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing.

NOTE 4  -  PROPERTY AND EQUIPMENT:

At December 31, 2002, property and equipment is comprised as follows:

Machinery and equipment	$149,091
Office furniture and equipment	85,726

234,817
Less: Accumulated depreciation	121,016

Property and Equipment, Net	$113,801

Depreciation for the years ended December 31, 2002 and 2001 amounted to $41,978 and $35,171, respectively.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 5  -  GOODWILL:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2002.  An annual goodwill impairment test was performed by management in addition to the transitional goodwill impairment test.  The impairment test consisted of a comparison of the fair value of the intangible asset with its carrying amount.  Since the carrying amount of the intangible asset did not exceed its fair value, management concluded no impairment loss was required to be recognized.

For the year ended December 31, 2001, goodwill amortization was $142,080.

NOTE 6  -  INTANGIBLE ASSETS:

Intangible assets subject to amortization consists of the following for the year ended December 31, 2002:

Patents	$19,844
Website	38,495
Customer lists	100,000
Customer contract	147,237
Manual/sales literature	68,137

373,713
Less: Accumulated amortization	220,517

Intangible Assets, Net	$153,196

Amortization expense in 2002 and 2001 amounted to $90,238 and $104,336, respectively.

Amortization expense expected in the succeeding five years is as follows:

2003	$71,172
2004	44,242
2005	26,290
2006	1,167
2007	1,167
Thereafter	9,158

$153,196

NOTE 7  -  CONCENTRATIONS OF CREDIT RISKS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivables.

The Company maintains cash balances at several financial institutions.  Amounts at each of these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.  The Company may from time to time maintain balances in excess of the insured limits.

Sales and accounts receivable currently are from a relatively small number of customers of the Company’s products.  The Company closely monitors extensions of credit.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 7  -  CONCENTRATIONS OF CREDIT RISKS: (Continued)

Four customers accounted for approximately 76% of 2002 sales and 76% of accounts receivable at December 31, 2002.  Four customers accounted for approximately 84% of 2001 sales.

International sales as a percentage of total revenues for the years ended December 31, 2002 and 2001 are as follows:

County	2002	2001

Mexico	14%	9%
China	—	3%
Canada	—	15%

NOTE 8  -  INVENTORIES:

Inventories at December 31, 2002 consist of the following:

Raw materials	$292,333
Finished goods	211,690

$504,023

NOTE 9  -  LINE OF CREDIT AGREEMENT:

The Company’s outstanding borrowings of $445,386 at December 31, 2001 under a line of credit agreement were paid in full during 2002.

NOTE 10  -  PROVISION FOR TAXES:

As of December 31, 2002 and 2001, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $6,200,000 and $3,800,000, respectively, which expire at varying amounts through 2022.  The net operating loss carryforwards result in deferred tax assets of approximately $2,100,000 and $1,300,000 at December 31, 2002 and 2001; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 11  -  WARRANTS:

Warrant activity during the years ended December 31, 2002 and 2001 follows:

	Warrants	Average Exercise Price

Warrants outstanding at January 1, 2001	586,720	$2.94
Issued during 2001	300,000	3.00
Cancelled during 2001	(75,000)	2.00
Exercised during 2001	(1,000)	3.00

Warrants outstanding at December 31, 2001	810,720	2.96
Issued during 2002	175,000	1.70
Expired during 2002	(36,720)	2.00

Warrants outstanding at December 31, 2002	949,000	$2.76

During 2001, in connection with the May 16, 2000 Private Placement Memorandum, the Company issued 225,000 placement warrants pursuant to a Rule 506 - Private Placement.  The placement warrants are five-year warrants to purchase additional shares of the Company’s common stock at $3.00 per warrant share during the first year; $4.00 per warrant share the second year; and $5.00 per warrant share during the third year.  During 2001, 1,000 placement warrants were exercised at $3.00 per warrant share.

During 2002, in connection with the Summit equity transaction, the Company issued 175,000 warrants for services rendered.

NOTE 12  -  STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2002 and 2001 follows:

	Shares	Average Exercise Price

Options outstanding and exercisable at January 1, 2001	1,935,000	$2.00
Granted during 2001	110,000	2.00
Exercised during 2001	—	—
Expired during 2001	(36,360)	2.00

Options outstanding and exercisable at December 31, 2001	2,008,640	2.00
Granted during 2002	1,725,000	1.99
Cancelled during 2002	(500,000)	1.60
Exercised during 2002	—	—
Expired during 2002	(300,000)	2.00

Options outstanding and exercisable at December 31, 2002	2,933,640	$2.00

Weighted average remaining contractual life at December 31, 2002, for all options is 8.3 years.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”).  The 2000 Plan provides for the granting of options to purchase up to 4,000,000 shares of common stock.  No options have been exercised to date.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 12  -  STOCK OPTION PLAN: (Continued)

During 2002, the Company granted 1,725,000 stock options at exercise prices approximating fair market value of the stock on that day.  Because the exercise prices approximated the fair market value of the stock, the Company was not required to recognize compensation expense.  In connection with the employment agreement of the President, Chief Executive Officer and Chief Financial Officer dated November 7, 2002 (see Note 17), 500,000 stock options were canceled.  These stock options were originally issued on June 26, 2002 and reissued on November 7, 2002.  In connection with this option cancellation and new option award, the Company recognized additional compensation expense of $312,741.  This additional compensation expense is included in selling, general and administrative expenses.

On May 23, 2001, the Company granted 10,000 stock options at an exercise price of $2.00.  Because the weighted average price per share was $6.73, the Company recognized additional compensation expense of $47,300.  This additional compensation expense is included in selling, general and administrative expenses.

On March 23, 2001, the Company granted 100,000 stock options at an exercise price of $2.00.  Because the weighted average price per share was $1.83, the Company is not required to recognize compensation expense.

In 1994, the Company adopted a Stock Option Plan (the “1994 Plan”).  The 1994 Plan provides for the granting of options to purchase up to 500,000 shares of common stock.  No options have been exercised to date.  36,360 options issued under the 1994 Plan expired on October 31, 2001.  There are 463,640 options outstanding under the 1994 Plan.

There are 2,470,000 options outstanding under the 2000 Plan.

On February 5, 2003, the Company granted 500,000 incentive stock options to two employees under the Company’s 2000 Plan.  Since the grant occurred in fiscal 2003, such options are not reflected in the above table.

SFAS No. 123 Disclosures:
During the year ended December 31, 2002, the Board of Directors authorized the net issuance of 1,225,000 options at an average exercise price of $1.99 per share.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 51%; risk-free interest rate of 6.0%; and expected lives of 9.8 years.

Had compensation cost for the Company’s stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share for the years ended December 31, 2002 and 2001, would have been as follows.

	2002	2001

Net loss -- as reported	$(2,354,775)	$(1,863,802)
Net loss -- pro forma	$(3,269,850)	$(2,287,141)
Loss per common share - as reported	$(0.36)	$(0.29)
Loss per common share - pro forma	$(0.50)	$(0.36)

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 13  -  COMMITMENTS AND CONTINGENCIES:

Leases:
The Company leases office, warehouse and research facilities under operating leases.  The Ann Arbor, Michigan lease was renewed on December 1, 2002 and extends to May 31, 2003.  The New Hyde Park, New York lease expires on June 30, 2004.

Minimum future rentals are as follows:

Year

2003	$81,378
2004	28,332

$109,710

Rent expense, including base rent and additional charges, for the year ended December 31, 2002 and 2001 was $117,747 and $94,431, respectively.

Patent License Agreements:
Power Efficiency was an exclusive licensee pursuant to a patent license agreement of certain power factor controller technology owned by the United States, as represented by the National Aeronautics and Space Administration (NASA).  This license agreement covered the United States of America and its territories and possessions on an exclusive basis and foreign sales on a non-exclusive basis.  Such license agreement did not require the Company to pay royalties to NASA in connection with the Company’s sale of products employing technology utilizing the licensed patents.  The agreement terminated on December 16, 2002 upon the expiration of all of the licensed patents.  The Company filed and received its own patent (No. 5.821.726) that expires in 2017 that management believes will protect the Company’s intellectual property position.

Termination of Employment Agreement:
Following the Company’s earlier termination of his employment agreement on October 10, 2002, the former President and Chief Executive Officer of the Company, filed a demand for arbitration with the American Arbitration Association (“AAA”) requesting payments from the Company aggregating approximately $530,000 pursuant to the provisions of his employment agreement with the Company.  The former officer contends that the Company breached his employment agreement by not paying severance, deferred wages and certain expenses to which he claims entitlement by virtue of a “change in control.”  The Company vigorously denies any liability to this former officer, and has counterclaimed for breach of fiduciary duty and conversion and misuse of corporate assets, claiming damages of approximately $75,000.  No discovery responses have been exchanged to date, nor have any depositions been taken.  The AAA has established an arbitration schedule that commences in the first quarter of 2003 with hearing dates scheduled for September 2003.  The Company has accrued approximately $102,000 related to deferred wages and expenses.  In accordance with FASB Statement No. 5, “Accounting for Contingencies”, no accrual for possible loss contingency has been reflected in these financial statements related to the change in control claim because the amount of the possible loss, if any, cannot be reasonably estimated.

Litigation:
The Company is involved with certain claims and other routine litigation matters in the normal course of business.  Management, with the consultation of legal counsel, has provided reserves to accrue the potential loss from these matters of $184,061.

The Company was involved with certain claims and counterclaims related to litigation for breach of contract arising out of the manufacture and assembly of certain electronic component parts.  In November 2001, the parties agreed to settlement of all of their respective claims.  In exchange for full releases, the essential terms of the settlement are: (a) the Company agreed to pay $5,000 plus 7,500 newly issued shares of common stock to the manufacturer valued at $16,300; and (b) the manufacturer agreed to return to the Company items provided in order to fulfill the Company’s contracts.  The settlement was satisfied during 2002 and for the year ending December 31, 2001, the Company recognized the expense in full.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 13  -  COMMITMENTS AND CONTINGENCIES: (Continued)

Requirements Contracts:
The Company entered into requirements contracts with four customers for the purchase of motor controllers.  The quantities are not fixed or guaranteed.  For financial reporting purposes, the Company incurred no liabilities or commitments as a result of these contracts.

Subcontractors:
Power Efficiency currently utilizes three subcontractors to manufacture the Company’s controller boards.  These subcontractors provide facilities, equipment, supervision and labor required to assemble; wire; check; test; package; and ship the controller boards.  These subcontractors are hired on an as needed basis to produce a minimum number of units via a purchase order.  Power Efficiency does not incur any liabilities to subcontractors until purchase orders are issued.  No purchase orders were issued or outstanding to subcontractors at December 31, 2002.

Investment Advisory Agreement:
The Company and Summit entered into a non-exclusive agreement with an investment advisor to provide the Company and Summit with advisory/consulting services beginning October 15, 2002.  Such services include: exploring market opportunities for raising additional capital; assisting Summit in reviewing corporate financing opportunities for the Company; and review new investment and acquisition opportunities for Summit.

The agreement requires a retainer fee of $10,000, monthly in advance, for an initial period of three months.  Half of the monthly retainer fee is paid for in cash by Summit and the balance is paid in common stock of the Company.  At December 31, 2002, the Company has accrued its share of expense under this agreement with the common shares to be issued in the first quarter of 2003.  After the initial three month period, the Company and the investment advisor may mutually agree to extend the agreement.

The agreement also includes a 10% equity placement fee should the Company raise financing or receive any formal financing commitments from investors introduced by the investment advisor within one year.

NOTE 14  -  RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2002 and 2001, consulting fees of $277,500 and $306,000 were paid to officers/directors/stockholders of the Company, respectively.  These amounts are included in research and development and in selling, general and administrative expenses.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 14  -  RELATED PARTY TRANSACTIONS: (Continued)

On May 23, 2001, the Company’s board of directors ratified an agreement with a strategic advisor, owned by a director of the Company, to provide strategic direction and operational strategies to the Company.  The initial term of this agreement is one year (January 1-December 31, 2001) and it shall automatically renew for successive thirty-six month periods.  The agreement may be terminated by either party giving notice of termination at least 180 days prior to its conclusion.  The strategic advisor receives $500 per month, plus expenses, until the Company raises $1.0 million or more in investments at which time the monthly compensation shall increase to $4,500 per month, plus expenses.  The strategic advisor was paid approximately $70,296 in 2002 and $5,700 in 2001.  The strategic advisor also received a warrant to purchase 50,000 shares of common stock at an exercise price of $2.00 per share.  These warrants are exercisable at any time during each year the agreement is in effect.

During 2002 and 2001, the Company incurred legal fees of $122,548 and $102,215 to a law firm.  A partner in that firm and the firm are currently stockholders of the Company.  At December 31, 2002, the Company owes this law firm $125,323.  Such amount is included on the balance sheet in accounts payable and accrued expenses.

Included in accounts payable and accrued expenses at December 31, 2002 is approximately $229,321, due to officers and former officers for back pay, interest and expense reimbursements.

NOTE 15  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2002	2001

Income Taxes	$—	$—

Interest	$28,161	$34,843

NON-CASH INVESTING AND FINANCING ACTIVITIES:

2002
Common stock issued for services rendered	$167,500

Common stock issued for settlement of disputed accounts payable	$16,311

2001
Common stock issued in connection with extinguishment of stockholder note payable	$230,000

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 16  -  DEBT RESTRUCTURING:

The Board of Directors, on September 7, 2000, authorized renegotiating a $100,000 loan from a stockholder until the earlier of (i) January 31, 2001; or (ii) the closing date of the Company’s receipt of $625,000 in gross proceeds from an equity financing.  As additional consideration for the extension of the due date, the Company granted an option to purchase an aggregate 75,000 authorized but unissued shares of the Company’s common stock at the set exercise price of $2.00 per share.

On March 15, 2001, the $100,000 loan, plus accrued interest thereon, and the option to purchase 75,000 shares of common stock were renegotiated and converted into 125,000 shares of Power Efficiency’s common stock.

The Company accounted for this transaction as a capital transaction between related parties during the first quarter of 2001.  The difference of $130,000 between the fair value of the equity interest and the carrying amount of the payable was recognized as a loss by the Company and is included in selling, general and administrative expenses.

NOTE 17  -  EMPLOYMENT AGREEMENTS:

On August 7, 2000, the Company agreed to enter into five-year employment and compensation agreement with the Company’s chief technology officer.  On May 23, 2001, the Company’s board of directors ratified the authorization to enter into this employment agreement.  The agreement provides for first year salary of $120,000 for the period from September 2000 to August 31, 2001.  The salary for the second through fifth years shall be $120,000 plus annual increases in $18,000 increments.  In order to provide performance-based incentive compensation to the executive, bonuses tied to the level of the Company’s net pre-tax income will be paid.  For bonus purposes, the Company’s net pre-tax income will be multiplied by the applicable percentage which shall equal (a) 4.0% if net pre-tax income of the Company is at least $500,000 but less than $750,000; (b) 4.25% if net pre-tax income is at least $750,000 but less than $1,000,000; and (c) 4.5% if net pre-tax income is at least $1,001,000.  Net pre-tax income of the Company shall be determined by the Board of Directors in a consistent manner in accordance with accounting principles generally accepted in the United States of America.

In addition to comprehensive health benefits, the agreement includes vacation, expense reimbursement, confidentiality, non-compete and disability provisions.

The agreement also provides for severance payments equal to the greater of (I) $468,000 or (ii) the executive’s base salary for the preceding three years, in the event that at any time during the employment term the agreement is terminated by the Company (a) without cause, (b) for disability, or (c) for death, or if the executive terminates the agreement for cause.  The agreement also provides for a payment to the executive upon a change in control equal to the product of the executive’s base salary in the year of the change in control times 2.99.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 17  -  EMPLOYMENT AGREEMENTS: (Continued)

On November 7, 2002, the Company entered into an employment and compensation agreement with the Company’s President, Chief Executive Officer and Chief Financial Officer.  The agreement is for a base term of three years and is thereafter renewable for additional periods of one year unless the Company gives notice to the contrary not less than ninety days prior to the expiration of the term or any extension.  In accordance with the terms of the agreement, the base salary for 2002 is $240,000, increasing annually thereafter in $18,000 increments.  During the first year of the Agreement, an amount equal to $80,000 of the base salary shall be accrued and paid at such time as the net cash provided by operating activities of the Company is greater than zero for a period of three consecutive months.  Upon satisfying this requirement, the officer shall be paid his accrued salary in monthly installments of $10,000 until such time as the accrued salary has been paid in full.  In the event the Company is unable to pay a salary increment, the Board of Directors of the Company may elect to defer such payment.  In the event of deferment, the salary increment shall continue to be accrued until such time as the Company is financially able to make such payments.

In addition to the officer’s base salary set forth above, the Company cancelled the 500,000 common stock options previously granted on June 26, 2002 and granted options to purchase up to 700,000 shares of common stock of the Company.  The options were granted pursuant to the Company’s 2000 Amended and Restated Stock Option and Restricted Stock Plan and such options vest in accordance with the vesting provisions set forth in the Agreement.

The officer is entitled to such bonus amounts as shall from time to time be determined by the Company’s compensation committee in its sole discretion, and shall also be entitled to receive a bonus upon the occurrence of certain triggering events (as set forth in the agreement) in an amount based upon the valuation of the Company as of the date of the triggering event, as calculated in accordance with the agreement.  The agreement also provides for certain non-competition and nondisclosure covenants from the officer.

NOTE 18  -  PRIVATE COMMON STOCK OFFERING:

The May 16, 2000 Private Placement involved the sale of up to 40 Units.  The closing of the Company’s purchase of certain assets and assumption of certain liabilities of Performance Control was conditioned upon the sale of a minimum of 12 Units ($300,000).  Each Unit was comprised of 25,000 shares of common stock at $1.00 per share and a warrant to purchase an additional 25,000 shares of common stock.  If reached, the maximum offering would have involved a total of 2 million shares of common stock.  1 million shares of stock issued with the 40 Units and 1 million shares of stock that were available under the 40 warrants.  The Units were sold at a price of $25,000 per Unit.  The Company sold a total of 29 Units with total proceeds of $725,000.  The Company sold 20 Units in 2000 and nine Units from the beginning of 2001 through March 7, 2001, the date the Company’s board of directors agreed to terminate the Private Placement.  The proceeds from the sale of these Units were deposited to the general operating account of the Company to be utilized for working capital purposes.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 18  -  PRIVATE COMMON STOCK OFFERING: (Continued)

In its original Form 10-SB, filed on October 20, 2000, the Company inadvertently filed its Private Placement Memorandum as an Exhibit.  This may constitute general solicitation under Rule 502(c) of Regulation D and the Company may be in violation of Section 5 of the Securities Act of 1933 and be unable to avail itself of the exemption found in Rule 506 of Regulation D as to that offering.  The Company believes it can establish pre-existing connections with all purchasers under the Private Placement Memorandum.  If proceedings based on this inadvertent filing were commenced against the Company, purchasers under the Private Placement Memorandum, possible together with other purchasers of the Company’s securities, may make claim for rescission of their investments, which if successful may exceed $725,000.  Such claims would be subject to any applicable defenses that the Registrant may assert, including statute of limitations.  The last sale under the Private Placement Memorandum was made on March 1, 2001 and the shares were delivered to the investor on May 4, 2001.  The Company, in consultation with legal counsel believes that, although rescission claims are possible, liability is remote.  Therefore, the Company believes that the statute of limitations for such claims under the Securities Act has expired.

NOTE 19  -  STOCKHOLDER AND OFFICERS LOANS:

At various times in 2002 and 2001, the Company borrowed a total of $375,000 from an officer and stockholder.  The loan is due and payable in a single payment of principal and interest on June 1, 2004.  The loan bears interest at 5% per annum payable on the due date.

At various times during the 2002 and 2001, two former officers advanced the Company funds totalling $103,500 and $32,200, respectively.  The Company paid the $32,200 loan in full during 2002.  There were payments of $75,000 on the $103,500 loan.  The remaining $28,500 is evidenced by a promissory note which is due and payable in a single payment of principal and interest on June 1, 2004.  The loan bears interest at 5% per annum payable on the due date.

Another stockholder advanced the Company $50,426 during 2002.  The balance on this advance was paid in full during 2002.

NOTE 20  -  ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK:

The Company received $2,380,000 (net of issuance costs of $120,000) from the sale of 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures, LLC, (Summit) which resulted in Summit owning a 28% fully diluted stake in the Company.  Summit also received a stock purchase warrant which is exercisable after January 1, 2004, to purchase such number of additional shares of Series A-2 Convertible Preferred Stock, $.001 par value per share, of the Company enabling Summit to purchase up to 51% of the Company’s fully diluted Common Stock.  The exercise price of the warrant is a function of the Company’s future earnings.

The Company is prohibited from entering into certain transactions as long as the Series A-1 Convertible Preferred Stock is outstanding without written consent.  Such transactions, include, but are not limited to, redemption of stock; declaration of dividends; issuance of debt or equity securities; sale of business; loans or advances to officers, directors, employees or consultants except in connection with compensation and expenses and incur debt in excess of $2,000,000.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE 21  -  STOCKHOLDERS’ EQUITY:

On April 15, 2002, the Company issued 50,000 shares of common stock to a consultant, who subsequently became an officer of the Company and a member of the Board of Directors of the Company for services rendered.  Since the per share market price of the common stock on the date of grant was $3.35 per share, the company recognized additional compensation expense of $167,500.  This additional compensation expense is included in selling, general and administrative expenses.

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

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

PART III

Item 9.	Directors and Executive Officers of the Registrant

See the information under the caption “Directors and Executive Officers of the Registrant” contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on or about June 2, 2003 which information is incorporated herein by reference.

Item 10.	Executive Compensation

See the information under the caption “ Executive Compensation” contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on or about June 2, 2003 which information is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on or about June 2, 2003 which information is incorporated herein by reference

Item 12.	Certain Relationships and Related Transactions

See the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on or about June 2, 2003 which information is incorporated herein by reference.

Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this report:

Description of Document		Location
2.1	Asset Purchase Agreement by and between the Registrant and Performance Control, L.L.C. dated August 7, 2000.	**
3.1	Certificate of Incorporation.	**
3.2	Amendment to the Articles of Incorporation dated June 5, 2002.	*

3.3	By-Laws dated June 11, 2002.	*
4.1	Certificate of Incorporation. See Exhibit 3.1 above.	**
4.2	By-Laws. See Exhibit 3.2 above.	**
4.3	Stock Purchase Agreement dated June 14, 2002.	*
4.4	Stock Purchase Warrant dated June 14, 2002.	*
4.5	Amended and Restated Stockholders’ Agreement dated June 14, 2002.	*
4.6	Registration Rights Agreement dated June 14, 2002.	*
4.7	Certificate of Designation dated June 13, 2002.	*
10.1	Lease Agreement for Registrant’s Ann Arbor, Michigan facility dated February 16, 1996.	**
10.2	Purchase Agreement between the Registrant and Millar Elevator Service Company dated August 17, 2000.	***
10.3	Purchase Agreement between the Registrant and Montgomery Kone, Inc. dated December 1, 1998.	***
10.4	Certificate of Liability Insurance.	**
10.5	United States Patent #5,821,726.	**
10.6	Purchase Agreement between the Registrant and Defense Supply Center Richmond dated January 12, 2000.	**
10.7	1994 Stock Option Plan.	**
10.8	Patent License Agreement (DN-858) with NASA.	****
10.9	Patent License Agreement (DE-256) with NASA.	****
10.10	Settlement and Release Agreement with NASA.	****
10.11	Modification No. 1 to Patent License Agreement (DE-256) with NASA.	****
10.12	Purchase Order from Otis Elevator Co.	****
10.13	Letter Agreement with Lee W. Greenberg d/b/a ARI Group.	****
10.14	Product Warranty.	****
10.15	Test Report from Medsker Electric, Inc.	****
10.16	Test Report from Oak Ridge National Laboratory.	****
10.17	Test Report from Oregon State University -- The Motor Systems Resource Facility.	****
10.18	Test Report from Otis Elevator Co.	****
10.19	Line of Credit Agreement with Bank One, Michigan dated May 10, 2001.	****
10.20	Waiver Letter from Bank One dated May 31, 2002	*****
10.21	2000 Stock Option Plan	****
10.22	Employment Agreement with Stephen Shulman	****
10.23	Employment Agreement with Nicholas Anderson	****
10.24	Employment Agreement with Raymond J. Skiptunis	Filed herewith
10.25	Amended and Restated 2000 Stock Option and Restricted Stock Plan	Filed herewith
99.1	Certificates filed pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

*	Previously filed by the Registrant as an Exhibit on Form 8-K, on June 18, 2002.
**	Previously filed by the Registrant as an Exhibit on Form 10-SB, on October 20, 2000.
***	Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on April 12, 2001.
****	Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on October 26, 2001.
*****	Previously filed by the Registrant as an Exhibit on Form 10-KSB/A, on September 9, 2002

Item 14.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the “evaluation date”) within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this annual report has been made known to them in a timely manner.

(b) Changes in Internal Controls.

Since the evaluation date, there have been no changes to the Company’s internal controls or in other factors that could significantly affect those controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: March 25, 2003	By:	/s/ RAYMOND J. SKIPTUNIS
Raymond J. Skiptunis, President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2003	By:	/s/ RAYMOND J. SKIPTUNIS
Raymond J. Skiptunis, CEO, CFO and Director

Dated: March 27, 2003	By:	/s/ NICHOLAS ANDERSON
Nicholas Anderson, Director

Dated: March 26, 2003	By:	/s/ SCOTT STRAKA
Scott Straka, Director

Dated: March 26, 2003	By:	/s/ STEVEN STRASSER
Steven Strasser, Director

Dated: March 26, 2003	By:	/s/ JOHN LACKLAND
John Lackland, Director

Dated: March 27, 2003	By:	/s/ ANTHONY ACONE
Anthony Acone, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond J. Skiptunis, certify that:

1. I have reviewed this annual report on Form 10-K of Power Efficiency Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RAYMOND J. SKIPTUNIS

RAYMOND J. SKIPTUNIS

CHIEF EXECUTIVE OFFICER

Date: March 25, 2003	(PRINCIPAL EXECUTIVE OFFICER)

CERTIFICATION OF CHIEF FINANCIAL OFFICER AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond J. Skiptunis, certify that:

1. I have reviewed this annual report on Form 10-K of Power Efficiency Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RAYMOND J. SKIPTUNIS

RAYMOND J. SKIPTUNIS

CHIEF FINANCIAL OFFICER

Date: March 25, 2003	(PRINCIPAL EXECUTIVE OFFICER)

EXHIBIT INDEX

Description of Document		Location
2.1	Asset Purchase Agreement by and between the Registrant and Performance Control, L.L.C. dated August 7, 2000.	**
3.1	Certificate of Incorporation.	**
3.2	Amendment to the Articles of Incorporation dated June 5, 2002.	*
3.3	By-Laws dated June 11, 2002.	*
4.1	Certificate of Incorporation. See Exhibit 3.1 above.	**
4.2	By-Laws. See Exhibit 3.2 above.	**
4.3	Stock Purchase Agreement dated June 14, 2002.	*
4.4	Stock Purchase Warrant dated June 14, 2002.	*
4.5	Amended and Restated Stockholders’ Agreement dated June 14, 2002.	*
4.6	Registration Rights Agreement dated June 14, 2002.	*
4.7	Certificate of Designation dated June 13, 2002.	*
10.1	Lease Agreement for Registrant’s Ann Arbor, Michigan facility dated February 16, 1996.	**
10.2	Purchase Agreement between the Registrant and Millar Elevator Service Company dated August 17, 2000.	***
10.3	Purchase Agreement between the Registrant and Montgomery Kone, Inc. dated December 1, 1998.	***
10.4	Certificate of Liability Insurance.	**
10.5	United States Patent #5,821,726.	**
10.6	Purchase Agreement between the Registrant and Defense Supply Center Richmond dated January 12, 2000.	**
10.7	1994 Stock Option Plan.	**
10.8	Patent License Agreement (DN-858) with NASA.	****
10.9	Patent License Agreement (DE-256) with NASA.	****
10.10	Settlement and Release Agreement with NASA.	****
10.11	Modification No. 1 to Patent License Agreement (DE-256) with NASA.	****
10.12	Purchase Order from Otis Elevator Co.	****
10.13	Letter Agreement with Lee W. Greenberg d/b/a ARI Group.	****
10.14	Product Warranty.	****
10.15	Test Report from Medsker Electric, Inc.	****
10.16	Test Report from Oak Ridge National Laboratory.	****
10.17	Test Report from Oregon State University -- The Motor Systems Resource Facility.	****
10.18	Test Report from Otis Elevator Co.	****
10.19	Line of Credit Agreement with Bank One, Michigan dated May 10, 2001.	****
10.20	Waiver Letter from Bank One dated May 31, 2002	*****
10.21	2000 Stock Option Plan	****
10.22	Employment Agreement with Stephen Shulman	****
10.23	Employment Agreement with Nicholas Anderson	****
10.24	Employment Agreement with Raymond J. Skiptunis	Filed herewith
10.25	Amended and Restated 2000 Stock Option and Restricted Stock Plan	Filed herewith

99.1	Certificates filed pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

*	Previously filed by the Registrant as an Exhibit on Form 8-K, on June 18, 2002.
**	Previously filed by the Registrant as an Exhibit on Form 10-SB, on October 20, 2000.
***	Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on April 12, 2001.
****	Previously filed by the Registrant as an Exhibit on Form 10-SB/A, on October 26, 2001.
*****	Previously filed by the Registrant as an Exhibit on Form 10-KSB/A, on September 9, 2002