Form 10QSB
period 2003-03-31
POWER EFFICIENCY CORP
filed 2003-05-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–QSB

(Mark One)

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2003

OR

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number            0–31805

POWER EFFICIENCY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	22-3337365

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4220 Varsity Drive, Suite E Ann Arbor, MI 48108	(734) 975-9111

(Address of Principal Executive Offices)	(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                      No ___

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of May 10, 2003 was 6,827,009.

Transitional Small Business Disclosure Format (check one):

Yes                             No   X

Back to Contents

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

Back to Contents

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET

Unaudited
March 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,655
Accounts receivable, net	88,331
Inventory	471,349
Prepaid expenses	8,245

Total Current Assets	572,580

PROPERTY AND EQUIPMENT, Net	108,935

OTHER ASSETS:
Deposits	15,500
Patents, net	14,747
Goodwill, net	1,929,963
Customer contracts, manuals and sales literature, net	100,502
Website and customer list, net	15,388

Total Other Assets	2,185,035

Total Assets	$2,757,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$577,181
Accrued salaries and payroll taxes	213,545

Total Current Liabilities	790,726

LONG-TERM LIABILITIES
Stockholder and former officers’ loans payable	423,675

Total Liabilities	1,214,401

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized
authorized, 2,346,233 shares issued and outstanding	2,346
Common stock, $.001 par value, 50,000,000 shares
6,713,120 issued and outstanding	6,713
Additional paid-in capital	11,817,930
Accumulated deficit	(10,283,775)

Total Stockholders’ Equity	1,543,214

Total Liabilities and Stockholders’ Equity	$2,757,615

Accompanying notes are an integral part of the financial statement

Back to Contents

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended March 31,
	2003	2002

REVENUES	$160,843	$139,142

COSTS AND EXPENSES
Cost of sales	74,708	71,945
Manufacturing costs	54,798	52,851
Research and development	98,465	83,547
Selling, general and administration	334,091	213,575
Depreciation and amortization	33,585	31,429

Total Costs and Expenses	595,647	453,347

LOSS FROM OPERATIONS	(434,804)	(314,205)

OTHER (EXPENSE)
Interest expense	(4,688)	(18,363)

Total Other Expenses	(4,688)	(18,363)

NET LOSS	$(439,492)	$(334,068)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.07)	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
OUTSTANDING, BASIC AND DILUTED	6,650,920	6,523,120

Accompanying notes are an integral part of the financial statements

Back to Contents

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(439,492)	$(334,068)
Adjustments to reconcile net loss to net cash from operating activities used for operating activities:

Depreciation and amortization	33,585	31,429
Write-off of bad debts	(3,817)	—
Changes in assets and liabilities: (increase) decrease
Accounts receivable	2,723	(83,188)
Inventory	32,674	57,755
Prepaid expenses	1,383	(5,918)
Increase (Decrease)
Accounts payable and accrued expenses	11,739	182,920
Accrued salaries and payroll taxes	35,625	—

Net Cash Used in Operating Activities	(325,582)	(151,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,160)	(1,504)

Net Cash Used in Investing Activities	(6,160)	(1,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of costs	74,001	—
Loans from stockholders and former officers	4,688	117,822

Net Cash Provided by Financing Activities	78,689	117,822

Decrease in cash and cash equivalents	(253,053)	(34,752)

Cash and cash equivalents at beginning of period	257,708	35,245

Cash and cash equivalents at end of period	$4,655	$493

Accompanying notes are an integral part of the financial statements

Back to Contents

POWER EFFICIENCY CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-KSB.

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 — GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, and there is a deficiency in tangible net worth of approximately $(515,000). The Company experienced a $(325,000) deficiency from operations, continues to have negative cash flow from operations and lacks sufficient liquidity to continue operations. The Company is currently in negotiations on a $1,000,000 line of credit but there can be no assurance that the company will close this transaction or secure another line of credit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management’s plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management also plans to raise additional capital through equity issuance or other types of financing. Management has raised additional capital through issuance of Series A-1 Convertible Preferred Stock in the amount of $2,500,000 to Summit Energy Ventures, LLC during 2002.

Back to Contents

POWER EFFICIENCY CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — NET LOSS PER SHARE

Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company’s stock options and warrants and assumed conversion of convertible securities. Such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

NOTE 4 — STOCKHOLDERS’ EQUITY:

In March 2003, the Company received approximately $67,000 from the exercise of warrants to purchase 120,000 shares of the Company’s Common Stock and $7,000 from a private sale of 12,500 shares of the Company’s Common Stock as part of a private placement that the company is currently conducting.

Back to Contents

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Registrant began generating revenues from sales of its patented Power Commander1 line of motor controllers in late 1995. As of March 31, 2003, the Registrant had total stockholders’ equity of $1,543,214 primarily due to the Registrant’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June 2002, which resulted in Summit owning a 28% fully diluted stake in the Registrant. In addition, in August 2000, the Registrant purchased the assets of Percon, formerly the largest distributor of the Registrant’s products. The transaction was accounted for as a purchase and the Registrant’s Statements of Operations includes Percon’s results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Registrant to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM’s in the elevator/escalator industry and transferred those agreements to the Registrant as part of the Asset Agreement.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES

Revenues for the three months ended March 31, 2003, were $160,843 compared to $139,142 for the three months ended March 31, 2002, an increase of $21,701, or 15.6%.

COST OF REVENUES

Cost of revenues, which includes costs related to raw materials and manufacturing costs, for the three months ended March 31, 2003, increased $4,710 to $129,506 from $124,796 or a 3.8% increase as compared to the three months ended March 31, 2002. The increase in cost of revenues was primarily attributed to the increase in revenues and offset by an overall reduction in the cost of materials from the Registrant’s suppliers.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $98,465 for the three months ended March 31, 2003, as compared to $83,547, representing a $14,918 or a 17.9%, increase compared to the same period ended March 31, 2002. The development of the low cost, low horsepower Platform A product family, the single-phase controller, and the fast-reaction integrator board continues to contribute to the higher costs of research and development costs.

Back to Contents

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $334,091 for the three months ended March 31, 2003, an increase of $120,516 or 56% as compared to the three months ended March 31, 2002. The increase in selling, general and administrative expenses was due to the recognition of deferred compensation expense, increases in rent, consulting fees, intangible asset amortization expenses, a one-time bank charge and stockholder relations fees, offset by significantly lower legal and professional fees.

Financial Condition, Liquidity, and Capital Resources: For the Quarter Ended March 31, 2003

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities and using bank borrowings. As of March 31, 2003, the Registrant has received a total of approximately $4,831,261 from public and private offerings of its equity securities and received approximately $445,386 under a bank line of credit, which was repaid during 2002. As of March 31, 2003, the Registrant had cash and cash equivalents of $4,655.

Cash used for operating activities for the three months ended March 31, 2003 was $325,582, which primarily consisted of: a net loss of $439,492; less depreciation and amortization of $33,585, offset by decreases in accounts receivable of $2,723 and inventory of $32,674; and increases in accounts payable and accrued expenses of $47,364. Net cash used for operating activities in for the three months ended March 31, 2002 was $151,070, which primarily consisted of: a net loss of $334,068; less depreciation and amortization of $31,429; increases in accounts receivable of $83,188 and prepaid expenses of $5,918, offset by a decrease in inventory of $57,755; and increases in accounts payable and accrued expenses of $182,920. Cash used in investing activities for the first quarter of the current fiscal year was $6,160, compared to $1,504 in the first quarter of last fiscal year. The amounts for both years consisted of the purchase of fixed assets. Net cash provided by financing activities for the first quarter of fiscal year 2003 was $78,689, which primarily consisted of proceeds from the exercise of stock warrants from the issuance of equity securities. During the first quarter of fiscal year 2002, net cash provided from financing activities was $117,822, which were loans from stockholders and officers.

The Registrant expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Registrant anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Registrant’s liquidity requirements, management intends to sell additional equity or debt securities or obtain debt financing. The Registrant is currently in the process of negotiating a $1,000,000 debt facility with Summit Energy Ventures, LLC. The Board of Directors has approved the terms of the proposed financing but the Registrant is currently waiting for Summit’s investment committee to approve the financing. According to the terms of the proposed financing, the outstanding balance would accrue interest at a rate of 15 percent and would be convertible into Series A Preferred Stock at a price per share of $0.183 if, after seven (7) days notice by Summit, the outstanding balance is not paid off. The outstanding balance will be due on December 31, 2003 and will be secured by all of the Registrant’s assets. The Registrant is also currently meeting with many different potential equity investors and believes it can raise additional funds through private placements of equity.

Back to Contents

Cash Requirements and Need for Additional Funds

The Registrant anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Registrant’s prepared expansion plan, it is the opinion of management that approximately $1.3 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next six months.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on February 12, 2003, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Following the Company’s earlier termination of his employment agreement, on October 10, 2002, Stephen Shulman, the former President and Chief Executive Officer of the Company, filed a demand for arbitration with the American Arbitration Association (“AAA”) requesting payments from the Company aggregating approximately $528,653 pursuant to the provisions of his employment agreement with the Company. The AAA has established hearing dates for September 2003. The Company has accrued approximately $102,000 related to deferred wages and expenses. The Company believes that it has meritorious defenses to these claims.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2003, the Company issued 132,500 shares of the Company’s Common Stock for $74,000 in private placement transactions. The sales were made to accredited investors and were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D. The purchasers were accredited investors, most of which consisted of holders of the Company’s warrants that were issued in connection with a private placement the Company conducted in 2000.

Back to Contents

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1	CertificationPursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter covered by this Form 10-QSB.

Back to Contents

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

POWER EFFICIENCY CORPORATION (Registrant)

Date: May 13, 2003	By: Raymond J. Skiptunis
President and Chief Executive Officer

Date: May 13, 2003	By: Raymond J. Skiptunis
Chief Financial Officer (Principal Financial and Accounting Officer)

Back to Contents

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond J. Skiptunis, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Power Efficiency Corporation;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Raymond J. Skiptunis
Date: May 13, 2003	CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

Back to Contents

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond J. Skiptunis, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Power Efficiency Corporation;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: Raymond J. Skiptunis
Date: May 13, 2003	CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER)