Form 10QSB
period 2003-06-30
POWER EFFICIENCY CORP
filed 2003-08-14
CIK 1024075

 Click Here for Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2003

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

Yes	No

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of August 12, 2003 was 8,967,296.

Transitional Small Business Disclosure Format (check one):

Yes	No

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

Back to Index

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET

Unaudited June 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,024
Accounts receivable, net	77,024
Inventory	411,958
Prepaid expenses	61,369

Total Current Assets	768,375

PROPERTY AND EQUIPMENT, Net	98,100

OTHER ASSETS:
Deposits	15,500
Patents, net	14,499
Goodwill, net	1,929,963
Customer contracts, manuals and sales literature, net	89,733
Website and customer list, net	6,415

Total Other Assets	2,056,110

Total Assets	$2,922,585

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes Payable	450,000
Accounts payable and accrued expenses	431,833
Accrued salaries and payroll taxes	221,536

Total Current Liabilities	$1,103,369

LONG-TERM LIABILITIES

Stockholder and former officers’ loans payable	429,362

Total Liabilities	1,532,731

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 2,346,233 shares issued and outstanding	2,346
Common stock, $.001 par value, 50,000,000 shares authorized, 8,122,740 issued and outstanding	8,123
Additional paid-in capital	12,314,238
Accumulated deficit	(10,934,853)

Total Stockholders’ Equity	1,389,854

Total Liabilities and Stockholders’ Equity	$2,922,585

Accompanying notes are an integral part of the financial statements

Back to Index

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

REVENUES	$95,283	$109,304	$256,126	$248,446

COSTS AND EXPENSES
Cost of sales	58,557	53,783	133,265	125,728
Manufacturing costs	57,188	44,924	111,986	97,775
Research and development	85,947	84,554	184,412	168,101
Selling, general and administration	499,353	437,511	833,444	670,951
Depreciation and amortization	30,825	28,185	64,410	59,614

Total costs and expenses	731,870	648,957	1,327,517	1,122,169

LOSS FROM OPERATIONS	(636,587)	(539,653)	(1,071,391)	(873,723)

OTHER (EXPENSE)
Interest expense	(14,493)	––	(19,181)	––

Total Other Expenses	(14,493)	––	(19,181)	––

NET LOSS	$(651,080)	$(539,653)	$(1,090,572)	$(873,723)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.09)	$(.08)	$(.16)	$(.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	7,100,794	6,548,120	6,818,190	6,548,120

Accompanying notes are an integral part of the financial statements

Back to Index

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the six months ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,090,572)	$(873,723)
Adjustments to reconcile net loss to net cash from operating activities used for operating activities:

Depreciation and amortization	64,410	59,614
Compensation expense	33,158	––
Changes in assets and liabilities: (increase) decrease
Issuance of stock for services and options	––	167,500
Accounts receivable, net	10,213	(97,570)
Inventory	92,064	90,353
Prepaid expenses	(51,740)	(8,682)
Increase (Decrease) in:
Accounts payable and accrued expenses	(133,619)	(95,520)
Accrued salaries and payroll taxes	43,627	––

Net Cash Used in Operating Activities	(1,032,459)	(758,028)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,160)	(1,505)

Net Cash Used in Investing Activities	(6,160)	(1,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from line of credit	450,000	(220,000)
Proceeds from issuance of equity securities, net of costs	538,560	2,380,000
Loans from stockholders and former officers	10,375	(2,187)

Net Cash Provided by Financing Activities	998,935	2,157,813

(Decrease) Increase in cash and cash equivalents	(39,684)	1,398,280

Cash and cash equivalents at beginning of period	257,708	35,245

Cash and cash equivalents at end of period	$218,024	$1,433,525

Accompanying notes are an integral part of the financial statements

Back to Index

POWER EFFICIENCY CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-KSB.

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

NOTE 2 – GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, and there is a deficiency in tangible net worth of approximately $(651,000). The Company experienced a $(1,032,459) deficiency from operations, continues to have negative cash flow from operations and lacks sufficient liquidity to continue operations. The Company has secured a $1,000,000 line of credit that was partially utilized during the second quarter. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management’s plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management also plans to raise additional capital through equity issuance or other types of financing. Management has raised additional equity capital through issuance of Common Stock in the amount of approximately $539,000 to investors during the first half of this fiscal year.

 NOTE 3 – NET LOSS PER SHARE

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

Back to Index

POWER EFFICIENCY CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY:

During the second quarter of this fiscal year, the Company received approximately $472,000 from a private sale of 1,422,448 shares of the Company’s Common Stock as part of a private placement that the company is currently conducting.

NOTE 5 – CHANGES IN CONTROL OF REGISTRANT

Two recent events have caused a change in control of the Company. These events have caused Summit Energy Ventures, LLC to obtain voting control of the Company.

Summit purchased 2,346,233 shares of Series A-1 Convertible Preferred Stock from the Company in June of 2002. The shares of Series A Preferred Stock vote together with the Common Stock as a single class. The initial conversion rate allowed Summit to convert its Series A-1 Convertible Preferred Stock into Common Stock at the rate of two shares of Common Stock for each share of Series A-1 Convertible Preferred Stock. However, according to the terms of this transaction, Summit’s ability to vote its shares was limited. Summit was only entitled to vote such number of shares of Series A-1 Convertible Preferred Stock that equaled 28% of the outstanding shares of Common Stock entitled to vote on the date of such stockholder vote.

On May 8, 2003, the Company entered into a financing transaction whereby Summit provided the Company with a $1,000,000 line of credit. As part of that transaction, the limitation on Summit’s ability to vote its shares described above was removed. As a result, each share of Series A-1 Convertible Preferred Stock is entitled to such number of votes equal to the number of shares of Common Stock each share of Series A-1 Convertible Preferred Stock is convertible into.

The second event that increased Summit’s voting power was the Company’s issuance of Common Stock in a private placement. The Company has recently entered into a stock purchase agreement whereby the Company agreed to sell shares to a foreign company in sales exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S. These sales are to take place at various times and at various prices. The price per share will in no case be less than $0.25. The lowest price at which stock has been sold so far has been approximately $0.25 per share. The terms of the Series A-1 Convertible Preferred Stock owned by Summit provide for an adjustment of the conversion price in the event the Company issues stock at a price less than $0.53 per share. As a result of the sale of stock at approximately $0.25, each share of Series A-1 Convertible Preferred Stock is now convertible into approximately 4.25 shares of Common Stock. This change in the conversion ratio also increases the voting power of the Series A-1 Convertible Preferred Stock to approximately 4.25 votes per share.

The shares of Series A Preferred Stock vote together with the Common Stock as a single class. As a result of these two recent events, the voting power of the Series A-1 Convertible Preferred Stock held by Summit entitles Summit to approximately 58 percent of the votes that may be cast.

Back to Index

NOTE 6 – LINE OF CREDIT FINANCING

On May 8, 2003, the Company closed on a $1 million line of credit from Summit Energy Ventures, LLC.

Security Interest. To secure the repayment of the outstanding balance (including all principal, interest and fees) due under the Note, the Company granted Summit a security interest in all of the Company’s assets, both tangible and intangible. The outstanding balance of the Note is due on the earlier of (i) December 31, 2003, or (ii) at such time that an event of default occurs. Various conditions would constitute an event of default under the Note. These events are detailed in the 8-K filed with the SEC on May 23, 2003.

Convertibility. Summit has the ability at any time to give the Company notice of its desire to convert any portion of the balance of the Note into Series A-1 Convertible Preferred Stock. At that time, the Company will have seven days to repay Summit the amount Summit has indicated it desires to convert. In the event that the amount is not repaid in seven days, Summit will receive Series A-1 Convertible Preferred Stock. The conversion features of the Note and the Series A-1 Convertible Preferred Stock work together so that Summit would effectively be getting the right to acquire Common Stock at $0.183 per share.

Also upon conversion, the warrant the Company issued to Summit in June of 2002 would be expanded. Currently, according to the terms of the Warrant, Summit has the right to purchase such number of shares of stock in the Company that would give Summit a 51% interest in the Company. Upon conversion, the warrant would be expanded to give Summit the right to purchase an approximately 60% interest in the Company. The purchase price of the shares purchasable under the warrant is determined by a formula, which is a function of the Company’s earnings and may be zero.

Fees and Interest on the Note. As consideration for the line of credit, the Company paid Summit a $50,000 fee, which was paid with the proceeds of the Company’s first draw under the Note. The Company has a current outstanding balance on the Note of $450,000. The outstanding balance on the Note accrues interest at 15% annually.

NOTE 7 – RECENT MANAGEMENT CHANGES

The board of directors of the Company recently appointed a new chief executive officer. Effective June 12, 2003, Richard Koch became the Company’s chief executive officer and Raymond J. Skiptunis, the Company’s former chief executive officer, became the Company’s chief financial officer. Mr. Koch has experience leading a $300 million (sales) wholesale/retail seller of used heavy-duty trucks and was a senior vice president at a publisher of regional business journals. In addition to operations and sales experience, Mr. Koch is an attorney and has worked as a certified public accountant.

The Company entered into an employment and compensation agreement with Mr. Koch dated June 9, 2003. The agreement is for a base term of five years and is thereafter renewable for additional periods of one year unless the Company gives notice to the contrary not less than 90 days prior to the expiration of the term or any extension. In accordance with the terms of the agreement, the base salary for 2002 is $240,000, with annual increases and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $60,000 of the base salary shall be accrued and paid at such time as the net cash provided by operating activities of the Company is greater than zero for a period of three consecutive months. The agreement with Mr. Koch also provides, among other things, for reimbursement of certain moving, living and automobile expenses and for certain payments to be made to Mr. Koch in the event of a change of control or termination of Mr. Koch without cause. Mr. Koch also received 1,000,000 stock options, which will vest over a five-year period and have exercise prices of $.81 and $.95. Additional compensation expense related to this agreement of approximately $33,000 was recognized in the second quarter of 2003. This additional compensation expense is included in Selling, general and administration. The agreement also provides for certain non-competition and nondisclosure covenants. A copy of Mr. Koch’s employment agreement is filed as an exhibit to a previously issued 8-K, filed on May 23, 2003.

The Company also entered into an employment and compensation agreement with Mr. Skiptunis dated June 9, 2003 and Mr. Skiptunis executed a release thereby releasing the Company from its obligations under Mr. Skiptunis’ prior employment agreement dated November 7, 2002. The agreement is for a base term of 90 days and provides for, among other things, a base salary of $10,000 per month, immediate vesting of all of Mr. Skiptunis’ 700,000 stock options and a discretionary performance bonus. The agreement also provides for certain non-competition and nondisclosure covenants. A copy of Mr. Skiptunis’ employment agreement was filed as an exhibit in a previously issued 8-K, filed on June 12, 2003.

Back to Index

NOTE 8 – RECENT SALES OF EQUITY SECURITIES

Subsequent to June 30, 2003, the Company sold 844,554 shares of its Common Stock in a private placement for approximately $249,723.

Back to Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Securities Exchange Act of 1934, including under the caption “Risk Factors” in our Annual Report on Form 10-KSB. Our forward looking statements are based on information available to us today, and except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its patented Power Commander line of motor controllers in late 1995. As of June 30, 2003, the Company had total stockholders’ equity of $1,270,813 primarily due to the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June 2002, as well as the private sale of securities amounting to approximately $472,000 in the first half of 2003. In addition, in August 2000, the Company purchased the assets of Percon, formerly the largest distributor of the Company’s products. The transaction was accounted for as a purchase and the Company’s Statements of Operations includes Percon’s results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Company to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM’s in the elevator/escalator industry and transferred those agreements to the Company as part of the Asset Agreement.

RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Revenues for the three months ended June 30, 2003, were $95,283 compared to $109,304 for the three months ended June 30, 2002, a decrease of $14,021 or 12.8%.

Revenues for the six months ended June 30, 2003, were $256,126 compared to $248,446 for the six months ended June 30, 2002, an increase of $7,680, or 3.1%.

COST OF REVENUES

Cost of revenues, which includes costs related to raw materials and manufacturing costs, for the three months ended June 30, 2003, increased $17,038 to $115,745 from $98,707 or a 17.3% increase as compared to the three months ended June 30, 2002. The increase in cost of revenues was primarily attributed to the increase in manufacturing costs, primarily due to a recording of an additional inventory reserve and partially offset by lower material costs related to the lower sales.

For the six months ended June 30, 2003, cost of revenues increased $21,748 to $245,251 from $223,503 or a 9.7% increased as compared to the six months ended June 30, 2002. The increase in cost of revenues was primarily attributed to the increase in revenues and the inventory reserve and offset by an overall reduction in the cost of materials from the Company’s suppliers.

Back to Index

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $85,947 for the three months ended June 30, 2003, as compared to $84,554, representing a $1,393 or a 1.6%, increase compared to the same period ended June 30, 2002. The development of the low cost, low horsepower Platform A product family, the single-phase controller, and the fast-reaction integrator board continues to contribute to the higher costs of research and development costs.

Research and development expenses were $184,412 for the six months ended June 30, 2003, as compared to $168,101, representing a $16,311or a 9.7%, increase compared to the same period ended June 30, 2002. The development of the low cost, low horsepower Platform A product family, the single-phase controller, and the fast-reaction integrator board continues to contribute to the higher costs of research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $499,353 for the three months ended June 30, 2003, an increase of $61,842 or 14.1% as compared to the three months ended June 30, 2002. The increase in selling, general and administrative expenses was due primarily to higher sales and marketing expenses related to the Company’s efforts to continue aggressively selling and promoting its proprietary product line, offset by significantly lower legal and professional fees.

Selling, general and administrative expenses were $833,444 for the six months ended June 30, 2003, an increase of $162,493 or 24.2% as compared to the six months ended June 30, 2002. The increase in selling, general and administrative expenses was due to: 1) the increase in sales and marketing expenses as discussed above, and 2) the recognition of deferred compensation expense, offset by significantly lower legal and consulting fees.

NET LOSS

For the three months ended June 30, 2003, net loss totaled $651,080 or $0.09 per share, as compared to a net loss of $539,653 or $0.08 per share, for the same period in the prior fiscal year. For the six months ended June 30, 2003, net loss totaled $1,090,572 or $0.16 per share, as compared to a net loss of $873,723 or $0.13 per share, for the same period in the prior fiscal year.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Since our inception we have incurred significant losses and negative cash flow (assuming the positive cash flow from capital transactions are excluded). At June 30, 2003, we had an accumulated deficit of approximately $11.1 million and our principal source of liquidity was approximately $218,000 in cash and cash equivalents and a secured credit line for $1 million of which approximately $540,000 remained available. The Company has financed its operations primarily through the sale of its equity securities and by bank borrowings. As of June 30, 2003, the Company has received a total of approximately $5.3 million from public and private offerings of its equity securities.

Cash used for operating activities for the six months ended June 30, 2003 was $1,032,459, which primarily consisted of: a net loss of $1,090,572; less depreciation and amortization of $64,410, offset by a decrease in inventory of $92,064; and decreases in accounts payable and accrued expenses of $133,619. Net cash used for operating activities in the six months ended June 30, 2002 was $758,028, which primarily consisted of: a net loss of $873,723; less depreciation and amortization of $59,614, increases in accounts receivable of $97,570 and prepaid expenses of $8,682, offset by a decrease in inventory of $90,353; and decreases in accounts payable and accrued expenses of $95,520. Cash used in investing activities for the first six months of the current fiscal year was $6,160, compared to $1,505 in the first six months of last fiscal year. The amounts for both years consisted of the purchase of fixed assets. Net cash provided by financing activities for the first half of fiscal year 2003 was $998,935, which primarily consisted of proceeds from the issuance of equity securities and from the line of credit of $450,000. During the first half of fiscal year 2002, net cash provided from financing activities was $2,157,813, which consisted of proceeds from the issuance of equity securities and offset by a repayment of a note payable for $220,000.

Back to Index

The Company expects to experience growth in its operating expenses, particularly in research and development and selling expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Company’s liquidity requirements, management intends to sell additional equity or debt securities or obtain debt financing. During the second quarter of 2003 the Company has secured a $1,000,000 debt facility with Summit Energy Ventures, LLC. According to the terms of the financing, the outstanding balance accrues interest at a rate of 15 percent and is convertible into Series A Preferred Stock at a price per share of $0.183 if, after seven (7) days notice by Summit, the outstanding balance is not paid off. The outstanding balance is due on December 31, 2003 and is secured by all of the Company’s assets. The registrant is also currently meeting with many different potential equity investors and believes it can raise additional funds through private placements of equity.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $1.3 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next six months.

ITEM 3. – CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that information that the Company is required to disclose under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

     ITEM 1.– LEGAL PROCEEDINGS

Following the Company’s earlier termination of his employment agreement, on October 10, 2002, Stephen Shulman, the former President and Chief Executive Officer of the Company, filed a demand for arbitration with the American Arbitration Association (“AAA”) requesting payments from the Company aggregating approximately $528,653 pursuant to the provisions of his employment agreement with the Company. The AAA has established hearing dates for September 2003. The Company has accrued approximately $131,000 related to deferred wages, loans outstanding and expenses. The Company believes that it has meritorious defenses to a significant portion of these claims.

Back to Index

     ITEM 2. – CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2003, the Company issued 132,500 shares of the Company’s Common Stock for $74,000 in private placement transactions. The sales were made to accredited investors and were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D. The purchasers were primarily holders of the Company’s warrants that were issued in connection with a private placement the Company conducted in 2000.

During the second fiscal quarter, the Company issued 1,409,618 shares of its Common Stock for approximately $465,000 in private placement transactions. The sales were made to accredited investors and were exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D.

On May 8, 2003, as part the line of credit financing agreement, (See disclosure in Notes to the financial statements, Note 6- Line of Credit Financing) Summit has the ability at any time to give the Company notice of its desire to convert any portion of the balance of the Note into Series A-1 Convertible Preferred Stock. At that time, the Company will have seven days to repay Summit the amount Summit has indicated it desires to convert. In the event that the amount is not repaid in seven days, Summit will receive Series A-1 Convertible Preferred Stock. The conversion features of the Note and the Series A-1 Convertible Preferred Stock work together so that Summit would effectively be getting the right to acquire Common Stock at $0.183 per share.

Also upon conversion, the warrant the Company issued to Summit in June of 2002 would be expanded. Currently, according to the terms of the Warrant, Summit has the right to purchase such number of shares of stock in the Company that would give Summit a 51% interest in the Company. Upon conversion, the warrant would be expanded to give Summit the right to purchase an approximately 60% interest in the Company. The purchase price of the shares purchasable under the warrant is determined by a formula, which is a function of the Company’s earnings and may be zero.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company obtained the written consent of the shareholders to amend the Certificate of Designation of Series A Convertible Preferred Stock in connection with the $1 million line of credit the Company received from Summit Energy Ventures, LLC. The amendment lifted certain restrictions on Summit to votes the shares of Series A Convertible Preferred Stock owned by it. The removal of the restriction is described in the 8-K filed with the SEC on May 23, 2003. Shareholders representing 6,236,951 shares of Common Stock, on an as converted basis, signed the consent to approve the amendment. On the date the written consent was executed, the number of shares of Common Stock eligible to vote, on an as converted basis, was 10,664,606. Therefore, the consent was executed by shareholders representing more than 50% of the eligible voting shares and the Certificate of Designation was amended by written consent in lieu of a meeting.

ITEM 5 – OTHER INFORMATION

The board of directors of the Company has appointed a new chief executive officer. Effective June 12, 2003, Richard Koch became the Company’s chief executive officer and Raymond J. Skiptunis, the Company’s former chief executive officer, became the Company’s chief financial officer. Mr. Koch has experience leading a $300 million (sales) wholesale/retail seller of used heavy-duty trucks and was a senior vice president at a publisher of regional business journals. In addition to operations and sales experience, Mr. Koch is an attorney and has worked as a certified public accountant.

The Company entered into an employment and compensation agreement with Mr. Koch dated June 9, 2003. The agreement is for a base term of five years and is thereafter renewable for additional periods of one year unless the Company gives notice to the contrary not less than 90 days prior to the expiration of the term or any extension. In accordance with the terms of the agreement, the base salary for 2002 is $240,000, with annual increases and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $60,000 of the base salary shall be accrued and paid at such time as the net cash provided by operating activities of the Company is greater than zero for a period of three consecutive months. The agreement with Mr. Koch also provides, among other things, for reimbursement of certain moving, living and automobile expenses and for certain payments to be made to Mr. Koch in the event of a change of control or termination of Mr. Koch without cause. Mr. Koch also received 1,000,000 stock options, which will vest over a five-year period and have exercise prices of $.81 and $.95. The agreement also provides for certain non-competition and nondisclosure covenants. A copy of Mr. Koch’s employment agreement is filed as an exhibit to a previously issued 8-K, filed on May 23, 2003.

Back to Index

The Company also entered into an employment and compensation agreement with Mr. Skiptunis dated June 9, 2003 and Mr. Skiptunis executed a release thereby releasing the Company from its obligations under Mr. Skiptunis’ prior employment agreement dated November 7, 2002. The agreement is for a base term of 90 days and provides for, among other things, a base salary of $10,000 per month, immediate vesting of all of Mr. Skiptunis’ 700,000 stock options and a discretionary performance bonus. The agreement also provides for certain non-competition and nondisclosure covenants. A copy of Mr. Skiptunis’ employment agreement was filed as an exhibit in a previously issued 8-K, filed on June 12, 2003.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	31.1	Section 302 Certifications by the Chief Executive Officer.

	31.2	Section 302 Certifications by the Chief Financial Officer.

	32.1	Certification by the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification by the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On May 23, 2003, the Company filed a current report on Form 8-K reporting (i) an Item 1. event regarding changes in control of the Company, and (ii) an Item 2. event regarding a security interest placed on the Company’s assets in connection with a line of credit obtained by the Company.

On June 12, 2003, the Company filed a current report on Form 8-K reporting Item 5 events regarding (i) the appointment of a new chief executive officer, and (ii) the Company’s former chief executive officer became the Company’s chief financial officer.

Back to Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: August 14, 2003	POWER EFFICIENCY CORPORATION (Registrant) By: /s/ Richard Koch
President and Chief Executive Officer

Date: August 14, 2003	By: /s/ Raymond J. Skiptunis
Chief Financial Officer (Principal Financial and Accounting Officer)