Form 10QSB
period 2003-09-30
POWER EFFICIENCY CORP
filed 2003-11-14
CIK 1024075

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        September 30, 2003
                                          ----------------------------

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                         -------------     --------------

         Commission File Number               0-31805
                                         ----------------------------

                          POWER EFFICIENCY CORPORATION
                 ---------------------------------------------
            (Exact Name of Small Business Issuer as Specified in its
                                    Charter)

                   Delaware                       22-3337365
         ---------------------------             ---------------------
       (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)          Identification No.)


          4220 Varsity Drive, Suite E
             Ann Arbor, MI 48108                     (734) 975-9111
         ---------------------------             ---------------------
       (Address of Principal Executive          (Issuer's Telephone Number,
                 Offices)                         Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                      No ___
                           ------

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of November 3, 2003 was 11,144,711.

Transitional Small Business Disclosure Format (check one):

                       Yes                           No   X
                           -------                      ------

                          POWER EFFICIENCY CORPORATION
                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

   Condensed Balance Sheet as of September 30, 2003                                       3

   Condensed Statements of Operations for the three months ended September 30,
     2003 and 2002 and nine months ended September 30, 2003 and 2002                      4

   Condensed Statements of Cash Flows for the nine months ended September 30,             5
     2003 and 2002

   Notes to Condensed Financial Statements                                              6-9

ITEM 2.     Management's Discussion and Analysis Or Plan of Operation                 10-11




ITEM 3.     Controls and Procedures                                                      11

Part II-- OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                            11

ITEM 2.     Changes in Securities and Use of Proceeds                                    12

ITEM 3.     Defaults Upon Senior Securities                                              12

ITEM 4.     Submission of Matters to a Vote of Security Holders                          12

ITEM 5.     Other Information                                                         12-13

ITEM 6.     Exhibits and Reports on Form 8-K                                             13

Signatures                                                                               14

Certification of Chief Executive Officer as Adopted                                      15

Certification of Chief Financial Officer as Adopted                                      16

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               17-18


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
                          POWER EFFICIENCY CORPORATION
                             CONDENSED BALANCE SHEET
                                    September 30, 2003
                                    Unaudited

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $    443,851
   Accounts receivable, net                                             107,096
   Inventory, net                                                       371,966
   Prepaid expenses                                                      50,542
                                                                   ------------


      Total Current Assets                                              973,455
                                                                   ------------


PROPERTY AND EQUIPMENT, Net                                              91,779
                                                                   ------------

OTHER ASSETS:
   Deposits                                                               6,000
   Patents, net                                                          14,251
   Goodwill, net                                                      1,929,963
   Customer contracts, manuals and sales
     literature, net                                                     78,964
   Website and customer list, net                                         3,207
                                                                   ------------


      Total Other Assets                                              2,032,385
                                                                   ------------


Total Assets                                                       $  3,097,619
                                                                   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes Payable                                                   $    850,000
   Accounts payable and accrued expenses                                582,958
   Accrued salaries and payroll taxes                                   121,036
                                                                   ------------


      Total Current Liabilities                                       1,553,994

LONG-TERM LIABILITIES
                                                                         31,192
                                                                   ------------


      Total Liabilities                                               1,585,186
                                                                   ------------


STOCKHOLDERS' EQUITY:

   Preferred Stock, $.001 par value, 10,000,000
     shares authorized, 2,346,233 shares issued and                       2,346
     outstanding
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 10,773,227 issued and 10,156,347
     outstanding                                                         10,774
   Subscriptions receivable                                            (148,155)
   Additional paid-in capital                                        13,626,791
   Accumulated deficit                                              (11,979,323)
                                                                   ------------


      Total Stockholders' Equity                                      1,512,433
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $  3,097,619
                                                                   ============

 Accompanying notes are an integral part of the condensed financial statements

                          POWER EFFICIENCY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited


                                    For the three months          For the nine months
                                     ended September 30,          ended September 30,
                                 --------------------------    --------------------------
                                     2003           2002           2003           2002
                                 -----------    -----------    -----------    -----------
REVENUES                         $   112,077    $   104,259    $   368,203    $   352,205
                                 -----------    -----------    -----------    -----------
COSTS AND EXPENSES
   Cost of sales                      67,364         44,016        200,629        169,744
   Manufacturing costs                56,305         61,561        168,291        159,349
   Research and development           81,569         92,092        265,981        260,192
   Selling, general and
     administration                  894,927        373,121      1,728,371      1,045,073

Depreciation and amortization         25,290         28,795         89,700         88,409
                                 -----------    -----------    -----------    -----------

      Total costs and expenses     1,125,455        599,585      2,452,972      1,722,767
                                 -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS              (1,013,378)      (495,326)    (2,084,769)    (1,370,562)
                                 -----------    -----------    -----------    -----------
OTHER (EXPENSE)
   Interest expense                  (31,091)            --        (50,272)            --
                                 -----------    -----------    -----------    -----------
      Total Other Expenses           (31,091)            --        (50,272)            --
                                 -----------    -----------    -----------    -----------
NET LOSS                         $(1,044,469)   $  (495,326)   $(2,135,041)   $(1,370,562)
                                 -----------    -----------    -----------    -----------
BASIC AND DILUTED LOSS PER
     COMMON SHARE                $      (.12)   $      (.08)   $      (.28)   $      (.21)
                                 -----------    -----------    -----------    -----------
   WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING, BASIC
     AND DILUTED
                                   8,921,032      6,580,620      7,526,840      6,558,953
                                 -----------    -----------    -----------    -----------


Accompanying notes are an integral part of the condensed financial statements

                          POWER EFFICIENCY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                 For the nine months
                                                                 ended September 30,
                                                              --------------------------
                                                                 2003           2002
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(2,135,041)   $(1,370,562)
Adjustments to reconcile net loss to net cash used for
     operating activities:

    Depreciation and amortization                                  89,700         88,409
     Issuance of stock and options for services                   451,658        183,811
     Deferred compensation expense                                 90,127             --

   Changes in assets and liabilities: (increase) decrease
      Accounts receivable, net                                    (19,859)       (78,370)
      Inventory                                                   132,058            423
      Prepaid expenses and other assets                           (31,413)       (39,093)
   Increase (Decrease) in:
      Accounts payable and accrued expenses                       (61,102)      (175,665)
      Accrued salaries and payroll taxes                         (146,008)            --
                                                              -----------    -----------


Net Cash Used in Operating Activities                          (1,629,880)    (1,391,047)
                                                              -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                       (10,905)        (5,820)
                                                              -----------    -----------


Net Cash Used in Investing Activities                             (10,905)        (5,820)
                                                              -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) - Notes Payable                             850,000       (242,243)
  Proceeds from issuance of equity securities, net of costs       976,928      2,380,000
  Loans from stockholders and former officers                          --          5,626
                                                              -----------    -----------


Net Cash Provided by Financing Activities                       1,826,928      2,143,383
                                                              -----------    -----------


Increase in cash and cash equivalents                             186,143        746,516
                                                              -----------    -----------


Cash and cash equivalents at beginning of period                  257,708         35,245
                                                              -----------    -----------


Cash and cash equivalents at end of period                    $   443,851    $   781,761
                                                              -----------    -----------



NON-CASH INVESTING AND FINANCING:
Common Stock issued in connection with the settlement of
accounts
Payable/Accrued Expenses/Conversion of Stockholder loan       $   466,875    $     7,500
payable
Subscription Receivable                                       $   148,155    $        --
Common Stock issued for services rendered                     $        --    $   167,500
                                                              -----------    -----------


 Accompanying notes are an integral part of the condensed financial statements

                          POWER EFFICIENCY CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION
The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended December 31, 2002 on Form 10-KSB.

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

NOTE 2 -- GOING CONCERN:
The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, and there is a deficiency in tangible net worth of approximately $514,000. The Company has experienced approximately $1,630,000 cash deficiency from operations and lacks sufficient liquidity to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has secured a $1,000,000 line of credit, of which $850,000 had been utilized through the third quarter. Subsequent to September 30, 2003 the company has utilized the final $150,000 available on the line of credit. Management also plans to raise additional capital through equity issuance or other types of financing. During 2003, additional equity capital has been raised for the Company through issuance of Common Stock in the amount of approximately $975,000 to investors during the first nine months of this fiscal year. It has raised approximately $886,000 of equity capital through non-cash transactions with current and former officers as described in Note 9. Subsequent to September 30, 2003, management has raised additional equity capital through issuance of Common Stock in the amount of approximately $65,000 to investors.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon the ability to raise additional capital, secure additional debt, and achieve profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers.

NOTE 3 -- NET LOSS PER SHARE
Basic per share amounts are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share amounts incorporate the incremental shares issuable upon the assumed exercise of the Company's stock options and warrants and assumed conversion of convertible securities. Such incremental amounts have been excluded from the calculation since their effect would be anti-dilutive. Such stock options, warrants and conversions could potentially dilute earnings per share in the future.

NOTE 4 -- STOCKHOLDERS' EQUITY

During the third quarter, the company issued or committed to issue a total of 986,638 shares of Common Stock to current and former officers of the company. The shares have been or will be issued as the result of several transactions that are explained in detail in Note 9.

Also, during the third quarter the Company received approximately $430,000 from a private sale of 1,664,703 shares of the Company's Common Stock as part of a private placement that the company is currently conducting. This activity has continued subsequent to September 30, 2003 as explained in Note 8.

During September 2003, the company issued 10,410 shares of the company's common stock for warrants earned under a previously issued offering.

NOTE 5 - CHANGES IN CONTROL OF REGISTRANT

On May 8, 2003, the Company closed on a $1 million line of credit from Summit Energy Ventures, LLC. Pursuant to the terms of the financing, Summit had the ability, subject to certain restrictions, to give the Company notice of its desire to convert any portion of the balance of the note into Series A-1 Convertible Preferred Stock. On October 30, 2003, Summit notified the Company that it desired to convert all of the outstanding principal and interest on the note ($1,046,896) into 982,504 shares of Series A-1 Convertible Preferred Stock. The Company did not have the ability to pay off the outstanding balance. As a result, the Company has issued 982,504 shares of Series A-1 Convertible Preferred Stock to Summit. These 982,504 shares are convertible into 5,720,740 shares of Common Stock. Additionally, the conversion lowered the conversion price of the Series A-1 Convertible Preferred Stock that were outstanding prior to Summit's conversion of the note from $.25 per share to $.183. Consequently, the 2,346,233 shares of Series A-1 Convertible Preferred Stock outstanding prior to Summit's conversion of the note are now convertible into 13,661,204 additional shares of Common Stock. Also, the conversion expanded the warrant the Company issued to Summit in June of 2002. The warrant now gives Summit the right to purchase such number of shares that, when combined with the 2,346,233 shares of Series A-1 Preferred Stock purchased by Summit in June of 2002 but excluding the other shares held by Summit, would give Summit a 60.53% interest in the Company, on a fully diluted basis. Currently, the warrant is exercisable for 20,978,125 shares of Common Stock, or such number of Series A-1 Convertible Preferred Stock that would be convertible into 20,978,125 shares of Common Stock. The strike price of such shares is a function of the Company's earnings and, consequently, the strike price is currently zero. This warrant become exercisable on January 1, 2004 and expires on June 14, 2012. The conversion of the note removed $1,046,896 in debt off of the Company's balance sheet and added $1,046,896 to stockholders' equity. The conversion of the note also removed the requirement that the Company comply with various financial and other covenants in the note.


The shares of Series A Preferred Stock vote together with the Common Stock as a single class. As a result of these two recent events, the voting power of the Series A-1 Convertible Preferred Stock held by Summit entitles Summit to approximately 64% percent of the votes that may be cast. Although Summit's warrant is not exercisable until January 1, 2004, if it were to exercise the warrant with today's capital structure (out standing shares), Summit's economic and voting interest in the Company would be approximately 78%.


NOTE 6 - LINE OF CREDIT FINANCING

On May 8, 2003, the Company closed on a $1 million line of credit from Summit Energy Ventures, LLC. At September 30, 2003 the Company has a current outstanding balance on the Note of $850,000 plus accrued interest. The outstanding balance on the Note accrues interest at 15% annually.


Subsequent to September 30, 2003, the remaining balance of $150,000 was drawn down by the company. Subsequently, the line of credit and accrued interest has been converted to Series A-1 Convertible Preferred Stock as explained in Note 5.

NOTE 7 - RECENT MANAGEMENT CHANGES


On September 15, 2003, the Company appointed a new chief financial officer, Keith Collin. The Company's former chief financial officer, Raymond J. Skiptunis, is no longer an employee of the Company but has entered into a consulting agreement with the Company. The Company entered into an employment and compensation agreement with Mr. Collin dated November 13, 2003. The agreement is for a base term of two years. In accordance with the terms of the agreement, Mr. Collin's base salary is $100,000 per year. Mr. Collin also received 400,000 stock options, which will vest over a four-year period and have an exercise price of $.87. A copy of Mr. Collin's employment agreement is filed as an exhibit to this 10-QSB.


On October 16, 2003, the Company appointed a new Vice President of Governmental Operations, Thomas A. Mills. The Company entered into an employment and compensation agreement with Mr. Mills dated October 6, 2003. The agreement is for a base term of two years. In accordance with the terms of the agreement, Mr. Mills' base salary is $100,000 per year. Mr. Mills also received 400,000 stock options, which will vest over a four-year period and have an exercise price of $.87. A copy of Mr. Mills' employment agreement is filed as an exhibit to this 10-QSB.


NOTE 8 - RECENT SALES OF EQUITY SECURITIES

Subsequent to September 30, 2003, the Company sold 265,684 shares of its Common Stock in a private placement for approximately $65,000.


NOTE 9 - TRANSACTIONS WITH CURRENT AND FORMER OFFICERS


On September 30, 2003, the Company sold 536,638 shares of Common Stock to an officer of the Company, Nicholas Anderson, for $466,875. The purchase price for the shares was paid for by canceling $466,875 in debt owed by the Company to Mr. Anderson. Additionally, the Company issued 225,000 shares of Common Stock to Mr. Anderson as part of a settlement between Mr. Anderson and the Company related to a change of control provision in Mr. Anderson's employment contract. Mr. Anderson is an officer of the Company and the issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D. The Common Stock issued to Mr. Anderson related to the change in control provision resulted in a non-recurring Selling, general and administration expense of approximately $196,000 during the third quarter.


On October 16, 2003, the Company has settled a dispute with its former CEO regarding the early termination of his employment contract. According to the terms of the settlement, the former CEO has released the Company from any claims he has against the Company in exchange for: (i) an immediate payment of $25,000;
(ii) a promissory note for $115,000 that is to be paid off over a 2 and one half year period; 225,000 shares of the Company's common stock. The former CEO is an accredited investor and the issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D. Prior to the third quarter, the company had recorded an estimated settlement amount of approximately $135,000 for this claim. Therefore, the settlement resulted in a non-recurring Selling, general and administration expense of approximately $229,000 during the third quarter. While the shares of Common Stock were not issued until subsequent to September 30, 2003, Additional Paid-in Capital of approximately $223,000 was recognized during the quarter related to the settlement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Securities Exchange Act of 1934, including under the caption "Risk Factors" in our Annual Report on Form 10-KSB. Our forward looking statements are based on information available to us today, and except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its patented Power Commander line of motor controllers in late 1995. As of September 30, 2003, the Company had total stockholders' equity of $1,512,433 primarily due to the Company's sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June 2002, as well as the private sale of securities amounting to approximately $975,000 for the nine months ended September 30, 2003.


RESULTS OF OPERATIONS: FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Revenues for the three months ended September 30, 2003, were $112,077 compared to $104,259 for the three months ended September 30, 2002, an increase of $7,818 or 7.5%.

Revenues for the nine months ended September 30, 2003, were $368,203 compared to $352,205 for the nine months ended September 30, 2002, an increase of $15,998, or 4.5%.


COST OF REVENUES

Cost of revenues, which includes costs of sales and manufacturing costs, for the three months ended September 30, 2003, increased $18,092 to $123,669 from $105,577 or a 17.1% increase as compared to the three months ended September 30, 2002. The increase in cost of revenues was primarily due to the recording of an additional inventory reserve and partially offset by more direct sales rather than sales through distributors.

For the nine months ended September 30, 2003, cost of revenues increased $39,827 to $368,920 from $329,093 or a 12.1% increased as compared to the nine months ended September 30, 2002. The increase in cost of revenues was primarily attributed to the increase in revenues, the additional inventory reserve and offset by an overall reduction in the cost of materials from the Company's suppliers.

OPERATING EXPENSES

Research and development expenses were $81,569 for the three months ended September 30, 2003, as compared to $92,092, representing a $10,523 or a 11.4% decrease compared to the same period ended September 30, 2002. The substantial completion of the development of the low cost, low horsepower Platform A product family and the fast-reaction integrator board in prior quarters have contributed to the reduction in the expense.

Research and development expenses were $265,981 for the nine months ended September 30, 2003, as compared to $260,192, representing a $5,789 or a 2.2% increase compared to the same period ended September 30, 2002. The substantial completion of the development of the low cost, low horsepower Platform A product family and the fast-reaction integrator board in prior quarters have contributed to the reduction in the expense.

Continuing research and development activities focus on single phase unit to be used with refrigeration applications, creating a hydraulic elevator application, and developing a controller for use in motors up to 6,000 volts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $894,927 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 of $373,121, an increase of $521,806 or 139.9%. The increase in selling, general and administrative expenses was due primarily to the recognition of $418,500 in compensation expense related to the settlement of certain outstanding obligations with current and former officers of the Company, $50,000 of legal expenses related to the Revolving Credit Note with Summit Energy Ventures, LLC and higher sales and marketing expenses related to the Company's efforts to continue aggressively selling and promoting its proprietary product line.

Selling, general and administrative expenses were $1,728,371 for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002 of $1,045,073, an increase of $683,298 or 65.4%. The increase in selling, general and administrative expenses was mostly due to the recognition of approximately $452,000 in compensation expense related to the settlement of certain outstanding obligations with current and former officers of the Company, $70,000 of legal expenses related to the Revolving Credit Note with Summit Energy Ventures, LLC and an increase in sales and marketing expenses as discussed above.

NET LOSS

For the three months ended September 30, 2003, net loss was $1,044,469 or $0.12 per share, as compared to a net loss of $495,326 or $0.08 per share, for the same period in the prior fiscal year. For the nine months ended September 30, 2003, the net loss was $2,135,041 or $0.28 per share, as compared to a net loss of $1,370,562 or $0.21 per share, for the same period in the prior fiscal year.


FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Since the our inception we have incurred significant losses and negative cash flow (assuming the positive cash flow from capital transactions is excluded). At September 30, 2003, we had an accumulated deficit of approximately $12 million and our principal source of liquidity was approximately $444,000 in cash and cash equivalents and a secured credit line for $1 million of which approximately $150,000 remained available. The remaining balance was withdrawn subsequent to September 30, 2003.

Cash used for operating activities for the nine months ended September 30, 2003 was $1,629,880, which primarily consisted of a net loss of $2,135,041; less depreciation and amortization of $89,700 and issuance of stock and options for services of $451,658, deferred compensation expense of $90,127, decreases in accounts payable and accrued expenses of $207,110, a decrease in inventory of $132,058, offset by increases in accounts receivable and prepaid expenses of $51,272. Net cash used for operating activities for the nine months ended September 30, 2002 was $1,391,047, which primarily consisted of a net loss of $1,370,562; less depreciation and amortization of $88,409 and the issuance of stock and options for services of $183,811, offset by increases in accounts receivable of $78,370 and prepaid expenses of $39,093 and decreases in accounts payable and accrued expenses of $175,665. Cash used in investing activities for the first nine months of the current fiscal year was $10,905, compared to $5,820 in the first nine months of last fiscal year. The amounts for both years consisted of the purchase of fixed assets. Net cash provided by financing activities for the first three quarters of fiscal year 2003 was $1,826,928, which consisted of proceeds from the line of credit of $850,000 and the issuance of equity securities, net of costs, of $976,928. During the first nine months of fiscal year 2002, net cash provided from financing activities was $2,143,383, which consisted of proceeds from the issuance of equity securities of $2,380,000, net of costs and offset by a repayment of a note payable for $242,243.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Company's liquidity requirements, management intends to sell additional equity or debt securities or obtain debt financing. The registrant is also currently meeting with many different potential equity investors and believes it can raise additional funds through private or public placements of equity.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company's prepared expansion plan, it is the opinion of management that approximately $2.4 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months.

On October 16, 2003, the Company entered into an agreement with Pali Capital whereby Pali would provide the company with investment banking services. Pali was retained with the intention of attempting to raise $10 million or more through a public sale of stock in the first quarter of 2004. Pali has since advised the Company that delaying the offering could result in an increase in the Company's valuation (minimize the stockholder dilution) and make a fully subscribed offering more likely, if the Company can show a substantial increase in sales over previous levels. Consequently, the Company, while continuing to explore a secondary stock offering, will postpone the offering if advised that it would benefit shareholder value. However, the forecasted need for operating cash make it likely that the offering will take place in the first half of 2004 unless cash generated from operations and other sources allow a further delay or eliminate the need for the contemplated offering.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (Exchange
Act), as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that information that the Company is required to disclose under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the Company's earlier termination of his employment agreement, on October 10, 2002, Stephen Shulman, the former President and Chief Executive Officer of the Company, filed a demand for arbitration with the American Arbitration Association ("AAA") requesting payments from the Company aggregating approximately $528,653 pursuant to the provisions of his employment agreement with the Company. The Company has settled this dispute with its former CEO. According to the terms of the settlement, the former CEO has released the Company from any claims he has against the Company in exchange for: (i) an immediate payment of $25,000; (ii) a promissory note for $115,000 that is to be paid off over a 2 and one half year period; 225,000 shares of the Company's common stock.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third fiscal quarter, the Company issued 1,664,703 shares of its Common Stock for approximately $462,183 in private placement transactions. The sales were made to foreign investors and were exempt from registration under the Securities Act pursuant to Regulation S. The Company issued 116,529 warrants and paid $32,353 as commission associated with this issuance and issued them at a 70% discount to market.

On May 8, 2003, the Company closed on a $1 million line of credit from Summit Energy Ventures, LLC. Pursuant to the terms of the financing, Summit had the ability, subject to certain restrictions, to give the Company notice of its desire to convert any portion of the balance of the note into Series A-1 Convertible Preferred Stock. On October 30, 2003, Summit notified the Company that it desired to convert all of the outstanding principal and interest on the note ($1,046,895) into 982,504 shares of Series A-1 Convertible Preferred Stock. The Company did not have the ability to pay off the outstanding balance. As a result, the Company has issued 982,504 shares of Series A-1 Convertible Preferred Stock to Summit. These 982,504 shares are convertible into 5,720,740 shares of Common Stock. Additionally, the conversion lowered the conversion price of the Series A-1 Convertible Preferred Stock that were outstanding prior to Summit's conversion of the note from $.25 per share to $.183. Consequently, the 2,346,233 shares of Series A-1 Convertible Preferred Stock outstanding prior to Summit's conversion of the note are now convertible into 13,661,204 additional shares of Common Stock. Also, the conversion expanded the warrant the Company issued to Summit in June of 2002. The warrant now gives Summit the right to purchase such number of shares that, when combined with the 2,346,233 shares of Series A-1 Preferred Stock purchased by Summit in June of 2002 but excluding the other shares held by Summit, would give Summit a 60.53% interest in the Company, on a fully diluted basis. Currently, the warrant is exercisable for 20,978,125 shares of Common Stock, or such number of Series A-1 Convertible Preferred Stock that would be convertible into 20,978,125 shares of Common Stock. The strike price of such shares is a function of the Company's earnings and, consequently, the strike price is currently zero. This warrant become exercisable on January 1, 2004 and expires on June 14, 2012. The conversion of the note removed $1,046,896 in debt off of the Company's balance sheet and added $1,046,896 to stockholders' equity. The conversion of the note also removed the requirement that the Company comply with various financial and other covenants in the note.


The shares of Series A Preferred Stock vote together with the Common Stock as a single class. As a result of these two recent events, the voting power of the Series A-1 Convertible Preferred Stock held by Summit entitles Summit to approximately 64% percent of the votes that may be cast. Although Summit's warrant is not exercisable until January 1, 2004, if it were to exercise the warrant with today's capital structure (out standing shares), Summit's economic and voting interest in the Company would be approximately 78%.


On September 30, 2003, the Company sold 536,638 shares of Common Stock to an officer of the Company, Nicholas Anderson, for $466,875. The purchase price for the shares was paid by canceling $466,875 of debt owed by the Company to Mr. Anderson. Additionally, the Company issued 225,000 shares of Common Stock to Mr. Anderson as part of a settlement between Mr. Anderson and the Company related to a change of control provision in Mr. Anderson's employment agreement dated April 1, 2001. The settlement also amended Mr. Anderson's employment agreement by removing the Company's ability under that agreement to defer the salary increases provided for in the agreement. Mr. Anderson is an officer of the Company and the issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D. Mr. Anderson's purchase of common stock removed approximately $466,785 in debt off of the Company's balance sheet and added approximately $466,785 to stockholders' equity. A copy of the Settlement Agreement and the Subscription Agreement with Mr. Anderson is filed as an exhibit to this 10-QSB.


On October 3, 2003, the Company issued 225,000 shares of Common Stock to the Company's former Chief Executive Officer as part of a settlement between the former CEO and the Company related to a change of control provision in former CEO's employment contract. The former CEO is an accredited investor and the issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 2003, the Company obtained the written consent of the shareholders to amend the 2000 Stock Option and Restricted Stock Plan in order to increase the number of authorized shares of Common Stock underlying the plan from 4,000,000 shares of Common Stock to 5,000,000 shares of Common Stock.

ITEM 5.  OTHER INFORMATION


On September 15, 2003, the Company appointed a new chief financial officer, Keith Collin. The Company's former chief financial officer, Raymond J. Skiptunis, is no longer an employee of the Company but has entered into a consulting agreement with the Company. The Company entered into an employment and compensation agreement with Mr. Collin dated November 13, 2003. The agreement is for a base term of two years. In accordance with the terms of the agreement, Mr. Collin's base salary is $100,000 per year. Mr. Collin also received 400,000 stock options, which will vest over a four-year period and have an exercise price of $.87. A copy of Mr. Collin's employment agreement is filed as an exhibit to this 10-QSB.


On October 16, 2003, the Company appointed a new Vice President of Governmental Operations, Thomas A. Mills. The Company entered into an employment and compensation agreement with Mr. Mills dated October 6, 2003. The agreement is for a base term of two years. In accordance with the terms of the agreement, Mr. Mills' base salary is $100,000 per year. Mr. Mills also received 400,000 stock options, which will vest over a four-year period and have an exercise price of $.87. A copy of Mr. Mills' employment agreement is filed as an exhibit to this 10-QSB.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

The following exhibits are filed as part of this report:

Description of Document                                                                             Location
-----------------------                                                                             --------
  3.1     Amended and Restated By-laws of the Company dated October 16, 2003.                       Filed herewith
 10.1     Employment Agreement with Keith Collin dated November 13, 2003.                           Filed herewith
 10.2     Employment Agreement with Thomas Mills dated October 6, 2003.                             Filed herewith
 10.3     Subscription Agreement with Nicholas Anderson dated September 30, 2003.                   Filed herewith
 10.4     Settlement Agreement with Nicholas Anderson dated September 30, 2003.                     Filed herewith
 10.5     Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit        Filed herewith
          Energy Ventures, LLC dated October 3, 2003
 10.6     Promissory Note granted to Stephen Shulman dated September 15, 2003.                      Filed herewith
 10.7     Amendment to the Amended and Restated Stockholders' Agreement among Anthony Caputo,       Filed herewith
          Nicholas Anderson, Philip Elkus, Stephen Shulman, Performance Control,
          LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation
          dated September 22, 2003.
 10.8     Power Efficiency Corporation Amended and Restated 2000 Stock Option and Restricted        Filed herewith
          Stock Plan dated September 8, 2003.
 10.9     Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23,      Filed herewith
          2003.
 10.10    Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003.                Filed herewith
 31.1     Section 302 Certifications by the Chief Executive Officer.                                Filed herewith
 31.2     Section 302 Certifications by the Chief Financial Officer.                                Filed herewith
 32.1     Certification by the Chief Executive Officer pursuant to U.S.C. Section 1350, as          Filed herewith
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification by the Chief Financial Officer pursuant to U.S.C. Section 1350, as          Filed herewith
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                      POWER EFFICIENCY CORPORATION
                                      (Registrant)


Date:  November 14, 2003              By: /s/  Richard Koch
                                          -----------------
                                          President and Chief Executive Officer


Date:  November 14, 2003              By: /s/  Keith G. Collin
                                          --------------------
                                           Chief Financial Officer
                                           (Principal  Financial and
                                           Accounting Officer)