Form 10KSB
period 2003-12-31
POWER EFFICIENCY CORP
filed 2004-03-10
CIK 1024075

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ____________ to ____________


                        Commission File Number: 000-31805

                          Power Efficiency Corporation
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)


          Delaware                                     22-3337365
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

             35432 Industrial Road
                  Livonia, MI                               48150
    (Address of Principal Executive Offices)              (Zip Code)

                                 (734) 464-6711
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 Par Value
                         -----------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2003 were $397,673.

As of March 1, 2004, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $2,132,604. This amount is based on the closing price of $1.50 per share for the registrant's stock as of such date.

On March 1, 2004 there were 5,006,837 shares of the registrant's common stock outstanding.

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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Registrant's line of Power Commander(R) products; the Registrant's ability to expand and/or modify its line of Power Commander(R) products on an ongoing basis; general demand for the Registrant's products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Registrant's negative net tangible book value; the Registrant's negative cash flow from operations; delays or errors in the Registrant's ability to meet customer demand and deliver Power Commander(R) products on a timely basis; the Registrant's lack of working capital; the Registrant's need to upgrade its facilities; changes in laws and regulations affecting the Registrant and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; local and global uncertainties created by the terrorist acts of September 11 and the current war against terrorism; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. See "Management's Discussion and Analysis or Plan of Operation." Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

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

Induction Motor                   The simplest and most rugged electric
                                  motor, it consists of a wound stator and a rotor assembly. The AC induction motor is so named because the electric current flowing in its secondary member (the rotor) is induced by the alternating current flowing in its primary member (stator). The power supply is connected only to the stator. The combined electromagnetic efforts of the two currents produce the force to create rotation.

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

                                     PART I

Item 1. Description of Business

         (a)Business Development

Formation

Power Efficiency Corporation (the "Registrant" or the "Company") was incorporated in Delaware on October 19, 1994. From inception through 1997, the Registrant was a development stage entity that sought to become engaged in the design, development, marketing and sale of proprietary solid state electrical components designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world.

         (b)Business of the Registrant

The Registrant's Principal Products

In 1995, the Registrant commenced the sale of the Power Commander(R), its principal and proprietary product that reduces energy consumption in alternating current induction motors in certain industrial applications. In addition, the Power Commander(R) extends motor life, minimizes maintenance, results in cooler running, reduces stress and strain on the motor, and reduces stress and strain on accompanying electrical and mechanical systems. Technology and circuitry included in the Registrant's Power Commander(R) is the subject of a United States Patent granted in 1998. The Registrant offers the Power Commander(R) in two versions, each of which is a distinctly different product having different applications. These two products are:

    o the Three-Phase Power Commander(R)used in industrial and commercial applications; and

    o the Single-Phase Power Commander(R) is also used in industrial and commercial applications and is currently in research and development for use in consumer applications such as home appliances and the like.

The Registrant's motor starter product is designed to soft start a motor, save energy, and protect and conserve the motor. It also has the capacity to act as a remote-switching device.

The Registrant offers the Power Commander(R) in a Three-Phase version and a Single-Phase version. The Registrant's marketing efforts have been initially focused on the Three-Phase Power Commander(R). Both versions of the Power Commander(R) reduce energy consumption on electrical equipment by electronically sensing and controlling the amount of energy the motor consumes. A motor with a Power Commander(R) installed only uses the energy it needs to perform its work task, thereby increasing its efficiency. The result is a reduction of energy consumption of up to 15% to 35% in certain applications which do not always run at peak load levels.

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

Three-Phase Power Commander(R)

The initial market for the Three-Phase Power Commander(R) is the elevator and escalator industry, although the Registrant is actively marketing this product to other industries such as the plastics manufacturing, crude oil, and forest products industries. According to the Freedonia Group, the U.S. elevator and escalator industry is estimated at $11 billion, and growing at a rate of 6.5% annually. Extrapolating from trade journals (e.g. Elevator World Source Book 2001-2002), there are approximately 854,000 elevators and 45,400 escalators in operation in the U.S. and Canada in 2004. Additionally, approximately 24,725 new elevators and 1,400 new escalators, respectively, are installed annually in the domestic market. The installed base of escalators and the 350,000 elevators that have motor-generator sets are potential candidates for the retrofit of the Three-Phase Power Commander(R). The Registrant is currently conducting tests with a major hotel chain to determine if the Three-Phase Power Commander(R) will save energy on hydraulic elevators, which represent approximately 373,000 of the total installed base of elevators and is the largest and fastest growing segment of new elevator installations.

Industries that operate other equipment such as conveyor systems, machine tools, mining equipment, crude oil pumps, metal stamping presses, etc., are believed to be viable target markets for the Three-Phase Power Commander(R) and the Registrant is seeking to build its base of Original Equipment Manufacturers ("OEM"), distributors, and manufacturer representatives to address these markets.

Single-Phase Power Commander(R)

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

Registrant's Motor Starter Product

The Registrant's motor starter product is designed to soft start a motor, which saves energy and protects the motor, and has the capacity to act as a remote-switching device. The expected release date of this product is uncertain at this time as the Registrant's R&D efforts are currently focusing on the development of its medium voltage and single phase controllers.

Marketing and Sales

The Registrant's marketing efforts for the Power Commander(R) have been concentrated in the elevator and escalator industry; national electrical supply houses; large real estate property management companies; the oilfield supply industry; and public transportation systems. Other customers and end users of the Registrant's products include retail chains, hotels, manufacturers and federal government facilities.

As the Registrant's operations are scaled up and revenues from the sale of the Power Commander(R) grow, the Registrant intends to simultaneously (i) market the Power Commander(R) through OEMs to other compatible industries such as conveyor and production line systems, machine tools and other industrial applications,
(ii) expand its direct sales force, develop a network of distributors and manufacturer representatives to reach the end users who receive the most benefit from the Registrants controllers, and (iii) continue to develop and market new products (medium voltage controller, improved single phase controller, motor starter product) using a direct sales force, distributors and manufacturer representatives.

Manufacturing

The Registrant has an arrangement with a manufacturer in the electronics industry, Q.C. Corporation d/b/a System Controls. System Controls manufactures units for the Registrant on an as-needed basis. Under the arrangement, the Registrant issues a purchase order to System Controls that outlines, among other things, the number of units to be manufactured and the price per unit. System Controls is under no obligation to accept the order and the Registrant is under no obligation to use System Controls for its manufacturing needs. Management believes the arrangement between the Registrant and System Controls has been mutually beneficial to both parties and expects that the relationship will continue. System Controls' production capacity is approximately 1,000 units per month.

Additionally, the Registrant is actively seeking to enter into agreements with additional manufacturers. The Registrant leases space in Livonia, Michigan, where it performs activities such as component assembly, quality assurance, quality control and packaging.

The Registrant has completed the pre-production testing of compact, low cost electronic modules designed to replace other more costly components used in the manufacture of certain Power Commander(R) models and eliminate several labor-intensive assembly steps. Total per unit cost savings (component cost savings and labor cost savings) are estimated to be approximately 30% of the production cost by current methods.

Product cost-reduction efforts are, and will remain, an objective of the Registrant. One key element of the program includes an aggressive manufacturing and engineering effort to reduce production cycle times as well as material and processing costs. A second element of the program is to out-source production operations. The Registrant out sources the assembly of printed circuit boards to qualified suppliers with automated assembly and test equipment, which reduces costs and ensures quality. As the product volumes increase, the Registrant expects to recognize favorable purchasing economies, increased labor efficiencies and improved overhead absorption. In addition, the Registrant is continuing to evaluate additional domestic, Canadian and offshore sources of contract manufacturing in order to reduce production costs further.

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

    o The Power Commander(R)analog circuitry is proprietary and protected by a patent; and

    o Energy saving motor controllers claimed to be competitive with the Power Commander(R) (i.e., Fairford, Power Boss and Power Planner) utilize technologies inferior to the Registrant's technology because (i) their products achieve lower levels of energy savings in comparable applications compared to the Power Commander(R) (see Part I, Item 1 "Description of Business," for a description of the independent tests performed on the Registrant's products); and (ii) their digital design produces extensive harmonic distortion.


Single-Phase Competition. There have been several companies that have, with different technologies, attempted to exploit this market due to the enormous opportunity in single-phase motor applications. These products include "Green Plug" (voltage clamping), "Power Planner" (digital microchip) and "Econelectric" (power factor control).

High Efficiency Motors. Insofar as high efficiency motor replacement is concerned, management believes that the energy savings gain attributable to high efficiency motors is materially lower than that of the Power Commander(R) on unloaded motor applications. In addition, the in-rush amperage needed to start an energy efficient motor is many times higher than that needed to start a conventional motor. This factor is made worse because the purchase of a new motor does not provide a soft starting capability without the purchase of a separate soft start device.

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

However, Management believes it has a competitive advantage in this market because the Power Commander(R) is the only device management is aware of that combines soft start features with energy savings features in a single integrated unit that achieves energy savings levels of up to 15% to 35%.

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

Customers

The Registrant currently does business with approximately 30 customers. Of this number, four, including KONE, Inc., Macy's, The May Department Stores, and Schindler Elevator, presently account for approximately 78% of the Registrant's gross revenues. In light of the Registrant's intentions to focus its business on OEMs in the elevator, oil field pump and manufacturing industries, the Registrant is, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect upon the Registrant's business.

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

NASA License Agreement

The Registrant had been the exclusive United States licensee of certain power factor controller technology owned by the United States of America, as represented by NASA. This license agreement covered the United States and its territories and possessions and did not require the Registrant to pay royalties to NASA in connection with the Registrant's sale of products employing technology utilizing the licensed patents. The Registrant's rights under the license agreement were non-transferable and were not to be sublicensed without NASA's consent. The license agreement terminated on December 16, 2002 with the expiration of all of the licensed patents.

The Registrant believes that its products and other proprietary rights do not infringe any proprietary rights possessed by third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future, the defense costs of which could be substantial.

The Registrant has obtained U.S. Trademark registration of the Power Commander(R) mark.

Government Regulation

The Registrant is not required to be certified by any government agencies. However, the Registrant's products are manufactured to comply with specific Underwriters' Laboratory codes that meet national safety standards. Presently, the Registrant's products comply with UL 508 Industrial Control Equipment and the Registrant has also received certification meeting CSA (Canadian Standards Association) CSA-B44.1-96/ASME-17.5-1996 Elevator and Escalator Electrical Equipment. Registrant's products are also CE compliant. The CE certificate number is C1282PEC1.TLS.doc. The Department of Commerce does not require the Registrant's technology to be certified for export. The Registrant's industrial code is 421610 and the SIC code is 5063.

Deregulation of Electrical Energy

Sales of the Registrant's product are not dependant on continued deregulation of the electrical energy market as the Registrant's product can be sold in regulated and deregulated markets.

Research and Development

The Registrant intends to continue its research and development effort to introduce new products based on the Power Commander(R) solid-state technology. Towards this end, the Registrant spent $420,376 and $426,106 in fiscal years 2003 and 2002, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Registrant's foreseeable research and development activities will be on consumer applications for the single-phase unit. The Registrant intends to limit its research and development activities on secondary products for Three-Phase industrial and commercial AC induction motors. Two of these products are (i) a soft starting motor starter (without energy saving features) to compete with existing transformer and other electro-mechanical type motor starters; and (ii) a medium voltage energy saving motor controller for motors ranging in sizes from 2000 to 6000 volts.

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

Employees

At the date of this document, the Registrant employs 17 people on a full time basis. Of this number, two people are engaged in executive management and finance, one in operations management, seven in sales and marketing, two in research and development, one in legal counsel, three in engineering and production, and one in clerical and reception. At such time as business conditions dictate, the Registrant expects to hire additional personnel for, among other things, increased production, marketing and sales. The Registrant has no collective bargaining agreements and considers its relationship with its employees to be good. The Registrant utilizes consultants in the areas of electrical and mechanical engineering, manufacturing engineering, and financing and strategy on an ongoing basis.

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

Registrant's License From NASA Has Expired

The basic technology upon which the Registrant's products are based is derived from a patent license agreement by and between the Registrant and NASA, which expired on December 16, 2002. The license expired upon expiration of NASA's underlying patents, at which time anyone, including the Registrant, became free to use the underlying NASA technology. The Registrant has also made certain improvements to the basic technology covered by the NASA license, which may place the Registrant in a competitively superior position. No assurance can be given, however, that others will not seek to improve the basic technology in a manner similar to that of the Registrant.

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

Sales and Marketing Risks

The Registrant's products have been distributed primarily through OEMs. In the second half of 2003 Registrant began pursuing an expanded distribution strategy designed to reduce its reliance on OEM's. Pursuant to this strategy the Registrant is increasing the size of its direct sales force, recruiting manufacturer representatives (primarily in the United States) and independent distributors (primarily in foreign markets). The Registrant's future growth and profitability will depend upon the successful development of business relationships with additional OEMs, manufacturing representatives and distributors and their ability to penetrate the market with the Registrant's products.

Competition and Rapid Technological Change

The Registrant competes against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Registrant currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Registrant to expand its operations or operate profitably. The motor control industry is highly competitive and characterized by rapid technological change. The Registrant's future performance will depend in large part upon its ability to become and remain competitive and to develop, manufacture and market acceptable products in these markets. Competitive pressures may necessitate price reductions, which can adversely affect revenues and profits. If the Registrant is not competitive in its ongoing research and development efforts, its products may become obsolete, or be priced above competitive levels. Although management believes that, based upon their performance and price, the Registrant's products are attractive to customers; there can be no assurance that competitors will not introduce comparable or technologically superior products, which are priced more favorably than the Registrant's products.

Retail Price of Electrical Energy

A customer's decision to purchase the Power Commander(R) is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for the Registrant's products, there can be no assurances that future retail pricing of electrical energy will remain at such levels.

No Cash Dividends on Common Stock

The Registrant has not paid or declared any dividends on its common stock and does not anticipate paying or declaring any cash dividends on its common stock in the foreseeable future.

Possible Resales under Rule 144

Of the 5,006,837 shares of the Registrant's common stock outstanding on March 1, 2004, 480,991 shares are freely trading in the market place (the "Free Trading Shares"). The Free Trading Shares are comprised mostly of shares that were originally issued in transactions that were exempt from registration under the Securities Act, which shares were, over time, resold pursuant to Rule 144, as set forth below.

The remaining 4,525,846 shares of the Registrant's common stock outstanding are restricted securities as defined in Rule 144 under the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

In addition, the Registrant has approximately 82,140 common stock purchase warrants outstanding and has approximately 566,588 common stock options outstanding. Neither the granting of options nor the issuance of warrants have been registered under the Securities Act, but may, under certain circumstances, be available for public sale in the open market pursuant to Rule 144, subject to certain limitations.

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

Common Stock Price Volatility

The Company's common stock is traded on the National Association of Securities Dealers' Over the Counter Bulletin Board ("OTCBB"), under the symbol "PEFF". There can be no assurance that a regular market for the Company's common stock will be sustained. The OTCBB offers less trading liquidity than NASDAQ. Quotes for securities traded on the OTCBB are not as widely available as are those for NASDAQ. Therefore, this lack of readily available price information may impair the ability of holders of common stock to resell their securities. The trading prices of the common stock could be subject to wide fluctuations in response to quarterly variations in the Company's operating results, announcements by the Company or others, developments affecting the Company, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market price for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market price for the Company's common stock.

Potential Effect of Penny Stock Rules on Liquidity of Shares

If the Registrant's securities are not listed on The Nasdaq Stock Market or certain other national securities exchanges and the price thereof is below $5.00, then subsequent purchases of such securities will be subject to the requirements of the penny stock rules, absent the availability of another exemption. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on The Nasdaq Stock Market). The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document required by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The Registrant is currently subject to the penny stock rules and, therefore, these disclosure requirements may have the effect of reducing the level of trading activity in the Registrant's common stock.

Limitation on Directors' Liabilities under Delaware Law

Pursuant to the Registrant's Certificate of Incorporation, directors of the Registrant are not liable to the Registrant or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

Outstanding Options and Warrants

The Company has reserved 71,429 shares of its common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the Company's 1994 Stock Option Plan (hereinafter the "1994 Plan"), of which options to purchase an aggregate of 66,235 shares are outstanding. Furthermore, the Company has reserved 614,286 shares of its common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the Company's 2000 Stock Option and Restricted Stock Plan (hereinafter the "2000 Plan"), of which options to purchase an aggregate of 500,353 shares are outstanding. The outstanding options have a weighted average exercise price of $11.43. The Company has issued warrants exercisable for 82,140 shares of common stock to financial consultants, investors and other business partners, having a weighted average exercise price of $5.42 and expiring on various dates from March 7, 2004 to December 31, 2011.

Exercise of these options and warrants issued by the Registrant in the future will reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which the Company could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when the Company would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

Issuance of Convertible Preferred Stock with Anti-Dilution Provisions and Superior Liquidation Preference

In 2002, the Registrant issued 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures for a purchase price of $2,500,000. In October 2003, the Registrant issued an additional 982,504 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures when Summit converted principal and interest of $1,046,896 that was outstanding under a convertible note the Registrant issued to Summit in May 2003. The Series A-1 Convertible Preferred Stock provides the holders of the Series A-1 Convertible Preferred Stock with protection against dilution. In the event that the Registrant issues shares at a price less than $1.281 per share, the conversion rights of the Series A-1 Convertible Preferred Stock will be adjusted so that the Series A-1 Convertible Preferred Stock can convert into such number of shares that Summit would have received had it bought common stock at such lower price. Currently, the conversion rights of the Series A-1 Convertible Preferred Stock entitle the holder of the Series A-1 Convertible Preferred Stock to receive 0.83 shares of common stock for each share of Series A-1 Convertible Preferred Stock. If all of the Registrant's outstanding shares of Series A-1 Convertible Preferred Stock were converted into common stock today, the holder of the Series A-1 Convertible Preferred Stock would receive 2,768,849 shares of common stock.

In the event of a Liquidation Event (as defined in the Certificate of Designation of the Series A-1 Convertible Preferred Stock which includes a winding up of the Registrant, a sale of substantially all of the Registrant's assets, and certain mergers and consolidations) the holders of the Series A-1 Convertible Preferred Stock are entitled to two times the price paid by Summit for such stock. Thereafter, the remaining corporate assets would be distributed among the holders of common stock and Series A-1 Convertible Preferred Stock on a pro rata basis. The existence of the Series A-1 Convertible Preferred Stock's anti-dilution provisions may reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which the Registrant could obtain additional capital may be adversely affected by the Series A-1 Convertible Preferred Stock's anti-dilution provisions and superior liquidation preference.

Authorization and Discretionary Issuance of Preferred Stock

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

Product Liability Risk

The Registrant may be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on the Registrant. Presently, the Registrant has general liability coverage that includes product liability up to $2,000,000. Any large product liability suits occurring early in the Registrant's growth may significantly and adversely affect the Registrant's ability to expand the market for its Power Commander(R) line of products.

No Key Man Insurance

The Registrant presently has no key man life insurance policies. As soon as practicable following the commencement of profitable operations (of which there can be no assurance), the Registrant intends to purchase key man life insurance on the lives of its two principal executive officers, Richard Koch and Nicholas Anderson. Upon purchase of such insurance, the Registrant intends to pay the premiums and be the sole beneficiary. The lack of such insurance may have a material adverse effect upon the Registrant's business.

Line of Credit

At the present time, the Registrant does not have a bank line of credit.

Item 2. Description of Property

The Registrant leases approximately 14,576 square feet of office and warehouse space located at 35432 Industrial Road, Livonia, MI 48150. The Registrant's lease began on December 1, 2003 and is due to expire on December 31, 2008. The base rent is $6,073 per month. The Registrant shares office space located at 75-153 Merle Drive, Suite B, Palm Desert, California 92211 with a major investor in the Registrant, Summit Energy Ventures, LLC. The Registrant pays $708 per month and the lease is on a month-to-month basis. The Registrant terminated its lease at the Ann Arbor location on December 15, 2003. The Registrant terminated its lease at 40 Nassau Terminal Road, New Hyde Park, New York and abandoned the property in June 2003. The lease was set to expire on June 30, 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Registrant's common stock is thinly traded on the National Association of Securities Dealers' Over the Counter Bulletin Board ("OTCBB") under the symbol "PEFF".

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2003 and December 31, 2002, as reported by Pink Sheets LLC. On March 1, 2004, the Company effected a one for seven reverse stock split. The numbers below and throughout this Form 10-KSB have been retroactively restated to reflect this reverse split.

Twelve months Ended December 31, 2002                   High      Low
     October 1, 2002-- December 31, 2002               $ 13.30  $  3.85
     July 1, 2002-- September 30, 2002                   22.40    10.15
     April 1, 2002-- June 30, 2002                       22.75    11.20
     January 1, 2002-- March 31, 2002                    26.60     20.3

Twelve months Ended December 31, 2003                   High      Low
     October 1, 2003-- December 31, 2003               $  8.68  $  3.64
     July 1, 2003-- September 30, 2003                    8.96     5.46
     April 1, 2003-- June 30, 2003                        9.31     4.97
     January 1, 2003-- March 31, 2003                     8.82     4.90

As of February 20, 2004, there were 121 shareholders of record of the Registrant's common stock.

The Registrant has not paid dividends on its common stock since its incorporation on October 19, 1994. The Registrant does not expect to pay cash dividends on its common stock in the foreseeable future. The Registrant intends to invest funds otherwise available for dividends, if any, on improving the Registrant's capital assets.


                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Number of
                                                                                                           securities
                                                                                                           remaining
                                                                                                           available for
                                                              Number of                                    future issuance
                                                              securities to be                             under equity
                                                              issued upon         Weighted average         compensation plans
                                                              exercise of         exercise price of        (excluding
                                                              outstanding         outstanding options,     securities
                                                              options, warrants   warrants and rights      reflected in
                                                              and rights (a)      (b)                      column (a))(c)
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders                0                     -                       0
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by security holders          49,999                $4.95                     0
------------------------------------------------------------------------------------------------------------------------------
  Total.......................................................
------------------------------------------------------------------------------------------------------------------------------

* 49,999 warrants have been issued to non-employee consultants who have provided services to the Registrant.

** The Registrant's Chief Executive Officer, Richard Koch, has entered into an employment agreement with the Registrant which provides for the payment of $800 per month for an automobile allowance and provides that $5,000 per month of Mr. Koch's salary is to be accrued and payable at such time that the net cash provided by the operating activities of the Registrant is greater than zero for a period of three consecutive months. The Registrant and Mr. Koch entered into a subsequent agreement whereby Mr. Koch agreed to accept $5,800 worth of common stock (valued at the market price) per month in lieu of the automobile allowance and deferred salary described above. The number of shares authorized to be issued pursuant to this subsequent agreement was not stated. However, either the Registrant or Mr. Koch may terminate the agreement at any time. This agreement was not approved by the Registrant's stockholders.

Recent Sales of Unregistered Securities

Sales Made to Summit Energy Ventures

The following details several different sales of unregistered securities the Registrant made to Summit Energy Ventures, LLC, a private equity firm specializing in energy related technologies ("Summit"). All of the sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to section 4(2) of the Securities Act.

On June 14, 2002, the Registrant sold 2,346,233 shares of Series A-1 Convertible Preferred Stock, $.001 par value per share, for $2,500,000. The shares were convertible into common stock at an initial rate of 2 for 1. The conversion price was subject to anti-dilution provisions and was lowered when the Registrant issued common stock at less than $3.7296 per share. In connection with the above described transaction, Summit also received a stock purchase warrant (the "Summit Warrant") that was exercisable after January 1, 2004 and prior to June 14, 2012, to purchase such number of shares of Series A-2 Convertible Preferred Stock, $.001 par value per share, or common stock, $.001 par value per share, of the Registrant that would result in Summit owning 51% of the Registrant's fully diluted equity. By the terms of the Summit Warrant, the number of shares issuable upon exercise of the Summit Warrant adjusted with the number of shares of the Registrant outstanding and the number of shares issuable pursuant to options and warrants. The exercise price of the Summit Warrant was a function of the Registrant's earnings and was zero when the Summit Warrant was later exercised.

On May 8, 2003, the Registrant closed on a line of credit from Summit. Pursuant to the terms of the revolving credit note entered into between the Registrant and Summit (the "Note"), the Registrant received a $1 million line of credit from Summit. Summit had the ability at any time to give the Registrant notice of its desire to convert any portion of the balance of the Note and interest into Series A-1 Convertible Preferred Stock at the price of $1.0655 per share. At that time, the Registrant would have seven days to repay Summit the amount Summit had indicated it desired to convert. In the event that the amount was not repaid in seven days, Summit would receive Series A-1 Convertible Preferred Stock. Upon conversion, the warrant the Registrant issued to Summit in June of 2002 would be expanded. According to the original terms of the Summit Warrant, Summit had the right to purchase such number of shares of stock in the Registrant that would give Summit a 51% interest in the Registrant. Upon conversion of the Note, the Summit Warrant would be expanded to give Summit the right to purchase an approximately 60% interest in the Registrant. As consideration for the line of credit, the Registrant paid Summit a $50,000 fee which was paid with the proceeds of the Registrant's first draw under the Note. The outstanding balance on the Note accrued interest at 15%.

On October 30, 2003, Summit notified the Company that it desired to convert all of the outstanding principal and interest on the note ($1,046,896) into 982,504 shares of Series A-1 Convertible Preferred Stock. The Company did not have the ability to pay off the outstanding balance. As a result, the Company issued 982,504 shares of Series A-1 Convertible Preferred Stock to Summit. As a result of the conversion, the Summit Warrant thereafter gave Summit the right to purchase such number of shares that, when combined with the 2,346,233 shares of Series A-1 Preferred Stock purchased by Summit in June of 2002 but excluding the other shares held by Summit, would give Summit a 60.53% interest in the Company, on a fully diluted basis. The Summit Warrant became exercisable on January 1, 2004 and had an expiration date of June 14, 2012. The conversion of the note also caused the conversion price of the 3,328,737 shares of Series A-1 Convertible Preferred Stock to be lowered to $1.281. As a result, the 3,328,737 outstanding shares of Series A-1 Convertible Preferred Stock are currently convertible into 2,768,849 shares of common stock.

On February 18, 2003, Summit gave notice to exercise the Summit Warrant for shares of the Company's common stock. The number of shares of common stock the Summit Warrant was exercisable for on the date of the notice was 3,461,285. According to the terms of the Summit Warrant, the calculation of the number of shares outstanding on a fully diluted basis includes all shares authorized under the Company's stock option plans and all warrants issued by the Company that are still outstanding. Because not all of the shares authorized under the Company's stock option plans were issued, and because certain options and warrants issued by the Company had strike prices that were considerably higher than the current market price, Summit volunteered to reduce the number of shares it was entitled to under the Summit Warrant. The Company and Summit believe that because these options and warrants were significantly "out of the money", they are unlikely to be exercised. After negotiation between the Company and Summit and an examination of how many options and warrants were significantly "out of the money", the Company and Summit executed a Warrant Agreement, dated February 26, 2004 (see Exhibit 10.34) to exercise the Summit Warrant for 3,134,102 shares of common stock as full performance under the Summit Warrant.

Sales Made to Purchasers Other than Summit Energy Ventures

On various dates from May 2003 to January 2004, the Company issued 682,156 shares of common stock to Starz Investments Limited, a Belize company. The Company received $1,261,089 for these shares and paid $88,276 in commissions to Burnham Securities. Additionally, the Company also issued Burnham Securities 48,303 common stock purchase warrants as compensation related to these transactions. The warrants had strike prices that varied from approximately $1.40 to $1.75. These warrants were exercised cashlessly resulting in 32,958 shares being issued at an effective strike price of zero. The sales of stock to Starz Investments Limited were exempt from registration under the Securities Act pursuant to Regulation S promulgated under the Securities Act. The ssuance of the warrants to Burnham Securities was exempt from registration under the Securities Act pursuant to section 4(2) of the Securities Act. Burnham Securities cashlessly exercised the warrants on various dates and received 33,673 shares.

On February 26, 2004, the Company issued 174 shares of common stock to Leonard Bellezza. The shares were issued in exchange for the cancellation of debt owed to Mr. Bellezza in the amount of $800. The issuance was exempt from registration under the Securities Act pursuant to Regulation D. Mr. Bellezza is a director of the Company.

On January 8, 2004, the Company issued 15,397 shares of common stock to Raymond Skiptunis. The shares were issued in exchange for the cancellation of debt owed to Mr. Skiptunis in the amount of $71,130. The issuance was exempt from registration under the Securities Act pursuant to Regulation D. Mr. Skiptunis is a director of the Company.

On various dates from December 2003 to February 27, 2004, the Company issued 15,103 shares of common stock to Richard Koch. The shares were issued in exchange for the cancellation of debt owed to Mr. Koch in the amount of $60,866. The issuances were exempt from registration under the Securities Act pursuant to Regulation D. Mr. Koch is the Chief Executive Officer and a director of the Company.

On October 3, 2003, the Company issued 32,145 shares of common stock to its former Chief Executive Officer, Stephen Shulman. The shares were issued in connection with the settlement of a claim Mr. Shulman made against the Company pursuant to a change of control provision in his employment agreement. The issuance was exempt from registration under the Securities Act pursuant to Regulation D. Mr. Shulman is an accredited investor.

On September 30, 2003, the Company issued 76,663 shares of common stock to Nicholas Anderson. The shares were issued in exchange for the cancellation of debt owed to Mr. Anderson in the amount of $466,875. The issuance was exempt from registration under the Securities Act pursuant to Regulation D. Mr. Anderson is the Chief Technology Officer and a director of the Company.

On September 30, 2003, the Company issued 32,143 shares of common stock to Nicholas Anderson. The shares were issued in connection with the settlement of a potential claim Mr. Anderson had against the Company pursuant to a change of control provision in his employment agreement. The issuance was exempt from registration under the Securities Act pursuant to Regulation D. Mr. Anderson is the Chief Technology Officer and a director of the Company.

On various dates during the first half of 2003, the Company issued 40,357 shares of common stock to various accredited investors in connection with a private placement pursuant to section 4(2) of the Securities Act. The shares were issued for an aggregate consideration of $158,200. The issuance was exempt from registration under the Securities Act pursuant to Regulation D. The investors were all accredited investors.

In early 2003, the Company issued 13,889 shares of common stock to an investment banker for advisory and consulting services. The issuance was exempt from registration under the Securities Act pursuant to Regulation D.

On April 15, 2002, the Company issued 7,143 shares of common stock to a consultant, who subsequently became an officer of the Company and a member of the Board of Directors of the Company, for services rendered.

On May 14, 2001, the Company issued 16,965 shares of common stock to an accredited investor. The shares were sold for $400,000. The issuance was exempt from registration under the Securities Act pursuant to Regulation D.

On June 19, 2001, the Company issued 1,429 shares of common stock to a service provider. The shares were issued in exchange for the cancellation of fees owed to the service provider of $30,000. The issuance was exempt from registration under the Securities Act pursuant to Regulation D.

Item 6. Management's Discussion and Analysis or Plan of Operation

OVERVIEW

The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Registrant began generating revenues from sales of its patented Power Commander(R) line of motor controllers in late 1995. As of December 31, 2003, the Registrant had total stockholders' equity of $2,182,980 primarily due to the Registrant's sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003. In addition, in August 2000, the Registrant purchased the assets of Percon, formerly the largest distributor of the Registrant's products. The transaction was accounted for as a purchase and the Registrant's Statements of Operations includes Percon's results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Registrant to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM's in the elevator/escalator industry and transferred those agreements to the Registrant as part of the asset sale.

RESULTS OF OPERATIONS: FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

REVENUES

Revenues for the twelve months ended December 31, 2003, were $397,673 compared to $538,819 for the twelve months ended December 31, 2002, a decrease of $141,146, or 26%. The decrease in revenues was principally attributable to reorganization issues including funding deficiencies and change in management.

COST OF REVENUES

Cost of revenues for the twelve months ended December 31, 2003 were $360,972 compared to $480,310 for the twelve months ended December 31, 2002, a decrease of $119,338 or 25%. The decrease in cost of revenues was primarily attributed to the decrease in revenues and an overall reduction in the cost of materials from the Registrant's suppliers. These improvements were partially offset by an increase in the inventory obsolescence expense to $100,000 for the twelve months ended December 31, 2003 compared to $50,000 for the twelve months ended December 31, 2002, an increase of $50,000 or 100%. This increase in the reserve was principally attributable to reserves taken for certain inventory components used exclusively in slow moving products.

GROSS MARGIN

Gross margin for the twelve months ended December 31, 2003 were $36,701 compared to $58,509 for the twelve months ended December 31, 2002, a decrease of $21,808 or 37%. The decrease was primarily due to the increase in the inventory obsolescence expense described above. Excluding the inventory, obsolescence expense, gross margin as a percentage of revenue for the twelve months ended December 31, 2003 was 34% compared to 20% for the twelve months ended December 31, 2002. The improvement was primarily attributable to a decrease in the cost of materials from the Registrant's supplier.


OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $420,376 for the twelve months ended December 31, 2003 compared to $426,106 for the twelve months ended December 31, 2002, a decrease of $5,730 or 1%. Costs incurred were for the development of the low cost, low horsepower Platform A product family, the single-phase controller, and the fast-reaction integrator board.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,392,754 for the twelve months ended December 31, 2003 compared to $1,802,491 for the twelve months ended December 31, 2002, an increase of $590,263 or 33%. The increase in selling, general and administrative expenses was due primarily to the recognition of compensation expense associated with settlements of change in control provisions in employment contracts with current and former officers of the company.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2003

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities. As of December 31, 2003, the Registrant has received a total of approximately $6,070,000 from public and private offerings of its equity securities, received approximately $445,386 under a bank line of credit (which was repaid during 2002), and received $1,000,000 under a line of credit with a shareholder (which was converted to Series A-1 Preferred Convertible shares during 2003). As of December 31, 2003, the Registrant had cash and cash equivalents of $285,508.

Net cash used for operating activities for the twelve months ended December 31, 2003 was $2,028,798 which primarily consisted of: a net loss of $3,016,717; less allowances for bad debts and customer returns of $17,000; allowances for inventory obsolescence of $100,000, and impairment of customer contracts of $40,948, depreciation and amortization of $120,700, additional paid in capital related to issuance of stock options of $77,158; common stock issued for services of $614,991; increase converted to debt of $46,894 and decreases in accounts receivable of $31,511 and inventory of $43,353. In addition, these amounts were partially offset by an increase in prepaid expenses of $18,832, and deposits of $2,646, and decreases in accounts payable and accrued expenses of $63,866 and accrued salaries and payroll taxes of $19,294.

Net cash used for operating activities for the twelve months ended December 31, 2002 was $1,690,250 which primarily consisted of: a net loss of $2,354,775; less depreciation and amortization of $132,216, additional paid in capital related to issuance of stock options of $312,741, Common stock issued for services of $167,500, and interest accrued on stockholders, officers and former officers' loans of $28,174; decreases in inventory of $105,522; and an accrued salaries andpayroll taxes of $94,487. In addition, these amounts were partially offset by increases in inventory of $76,118 and deposits of $9,628, and a decrease in accounts payable and accrued expenses of $90,369.

Net cash used in investing activities for fiscal year 2003 was $42,617, compared to $7,214 in fiscal year 2002. The amounts for both years consisted of the purchase of fixed assets.

Net cash provided by financing activities for fiscal year 2003 was $2,099,215, which primarily consisted of proceeds from the issuance of equity securities of $1,131,965, net of costs, and advances from line of credit of $1,000,000; off-set by deferred financing costs of $32,750. Net cash provided by financing activities for fiscal year 2002 was $1,919,927, which primarily consisted of proceeds from the issuance of equity securities of $2,380,000, and loans from stockholders, officers,and former officers of $155,438, net of costs; offset by repayments on a line of credit of $445,386 and payment son loans to stockholders, officers, and former officers of $170,125.

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

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company's prepared expansion plan, it is the opinion of management that approximately $2.0 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months.

On October 16, 2003, the Company entered into an agreement with an investment banker whereby the investment banker would provide the company with investment banking services. The investment banker was retained with the intention of attempting to raise $10 million or more through a public sale of stock in the first quarter of 2004. Since the agreement was executed, the Company has learned that such a transaction is probably not possible until after the Company has generated substantially greater sales than it has generated in the past. Consequently, the Company will continue to explore this possibility but will probably not conduct a secondary stock offering until at least the third quarter of 2004, if ever. On February 25, 2004, the Company signed a formal letter of agreement with the same investment banker. Under this letter the Company appointed the investment banker, as its exclusive representative for 120 days, to attempt to raise money for the Company. The investment banker will introduce the Company to investors and participate in presentations to investors to purchase the Company's restricted securities, including convertible notes, in a mehtod not requiring registration with the U.S. Securities and Exchange Commission or the securities commission of any state. The Company has agreed to pay the investment banker 10% of the gross proceeds of restricted securities sold during the agreement and for a period of twelve months after the termination of the agreement. Also, if the Company is acquired, merged, or enters into a joint venture with an investor introduced by the investment banker, the Company agrees to pay a fee of 3% of the gross proceeds (cash stock, other assets acquired or debt assumed). The Company will pay up to $25,000 in expenses of the investment banker associated with transactions under the agreement.

Recent Accounting Pronouncements

See "Note 2 - Summary of Significant Accounting Policies" of the Financial Statements for an explanation of recent accounting pronouncements.

Item 7. Financial Statements

                          POWER EFFICIENCY CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2003 AND 2002




INDEX

                                                                                                           Page
                                                                                                           ----

Independent Auditors' Report.............................................................................   F-1

Financial Statements:

    Balance Sheet........................................................................................   F-2

    Statements of Operations.............................................................................   F-3

    Statements of Changes in Stockholders' Equity........................................................   F-4

    Statements of Cash Flows.............................................................................   F-5

Notes to Financial Statements........................................................................... F-6 - F-23

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Power Efficiency Corporation
Livonia, Michigan


We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the "Company") as of December 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, the Company continues to experience a deficiency of cash flow from operations and lacks sufficient liquidity to continue its operations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                              /s/Sobel & Co., LLC
                                              Certified Public Accountants

January 30, 2004, except for Note 20,
for which the date is March 1, 2004
Livingston, New Jersey

POWER EFFICIENCY CORPORATION
BALANCE SHEET
DECEMBER 31, 2003
================================================================================

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $    285,508
  Accounts receivable, net of reserve and allowance of $33,982                             38,727
  Inventories                                                                             360,670
  Prepaid expenses                                                                         28,460
                                                                                     ------------
    Total Current Assets                                                                  713,365
                                                                                     ------------

PROPERTY AND EQUIPMENT, Net                                                                90,423
                                                                                     ------------

OTHER ASSETS:
  Deposits                                                                                 18,146
  Patents, net                                                                             14,004
  Goodwill                                                                              1,929,963
  Customer manuals and sales literature, net                                               27,247
  Website, net                                                                             16,292
  Deferred financing costs                                                                 32,750
                                                                                     ------------
    Total Other Assets                                                                  2,038,402
                                                                                     ------------

                                                                                     $  2,842,190
                                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                              $    500,584
  Accrued salaries and payroll taxes                                                       43,626
  Note payable - former officer                                                            45,000
                                                                                     ------------
    Total Current Liabilities                                                             589,210
                                                                                     ------------

LONG-TERM LIABILITIES:
  Note payable - former officer                                                            70,000
                                                                                     ------------

    Total Liabilities                                                                     659,210
                                                                                     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A-1 convertible preferred stock, $.001 par value,
    10,000,000 shares authorized, 3,328,737 shares issued and outstanding                   3,329
  Common stock, $.001 par value, 7,142,857 shares
    authorized, 1,847,535 shares issued and outstanding                                     1,849
  Additional paid-in capital                                                           15,219,847
  Subscriptions receivable                                                               (181,045)
  Accumulated deficit                                                                 (12,861,000)
                                                                                     ------------
   Total Stockholders' Equity                                                           2,182,980
                                                                                     ------------


                                                                                     $  2,842,190
                                                                                     ============

================================================================================
See independent auditors' report and notes to financial statements.          F-2

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS
================================================================================


                                                     Year Ended December 31,
                                                     2003               2002
                                                -------------------------------

REVENUES                                        $   397,673        $   538,819
                                                -----------        -----------

COMPONENTS OF COST OF SALES:
  Material, labor and overhead                      260,972            430,310
  Inventory obsolesence                             100,000             50,000
                                                -----------        -----------
     Total Cost of Sales                            360,972            480,310
                                                -----------        -----------

GROSS MARGIN                                         36,701             58,509
                                                -----------        -----------

COSTS AND EXPENSES:
  Research and development                          420,376            426,106
  Selling, general and administrative             2,392,754          1,802,491
  Depreciation and amortization                     120,700            132,216
                                                -----------        -----------
    Total Costs and Expenses                      2,933,830          2,360,813
                                                -----------        -----------

LOSS FROM OPERATIONS                             (2,897,129)        (2,302,304)

OTHER INCOME (EXPENSE):
  Interest income                                       380              7,595
  Interest expense                                 (115,468)           (54,356)
                                                -----------        -----------
    Total Other Expenses, Net                      (115,088)           (46,761)
                                                -----------        -----------

LOSS BEFORE PROVISION FOR TAXES                  (3,012,217)        (2,349,065)

PROVISION FOR TAXES                                  (4,500)            (5,710)
                                                -----------        -----------

NET LOSS                                        $(3,016,717)       $(2,354,775)
                                                ===========        ===========

BASIC LOSS PER COMMON SHARE                     $     (2.48)       $     (2.51)
                                                ===========        ===========


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              1,215,682            937,429
                                                ===========        ===========



================================================================================
See independent auditors' report and notes to financial statements.          F-3

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2003 AND 2002
================================================================================



                                                                                             Additional                   Total
                                           Common Stock      Preferred Stock   Subscriptions  Paid-in    Accumulated  Stockholders'
                                        Shares   Amount    Shares      Amount    Receivable   Capital      Deficit        Equity
                                     ----------------------------------------------------------------------------------------------

Balance, January 1, 2002               931,874  $   932          --   $    --  $       --   $ 8,875,504  $ (7,489,508) $  1,386,928
Sale of preferred stock net of costs        --       --   2,346,233     2,346          --     2,377,654            --     2,380,000
Common stock issued for disputed
  accounts payable                       1,071        1          --        --          --        16,310            --        16,311
Common stock issued for disputed
  services rendered                      7,143        7          --        --          --       167,493            --       167,500
Cancellation, reissuance and
  issuance of stock options                 --       --          --        --          --       312,741            --       312,741
Net loss 2002                               --       --          --        --          --            --    (2,354,775)   (2,354,775)
                                     ---------  -------   ---------   -------  ----------   -----------  ------------  ------------
Balance, December 31, 2002             940,088      940   2,346,233     2,346          --    11,749,702    (9,844,283)    1,908,705
Issuance of common stock               684,765      685          --        --    (181,045)    1,228,037            --     1,047,677
Exercise of warrants                    50,100       51          --        --          --        84,237            --        84,288
Conversion of Summit debt to
  preferred stock                           --       --     982,504       983          --     1,045,913            --     1,046,896
Common stock issued for settlement
  of compensation and other accrued
  expenses                             172,582      173          --        --          --     1,034,800            --     1,034,973
Non-qualified stock options issued
  below market                              --       --          --        --          --        77,158            --        77,158
Net loss 2003                               --       --          --        --          --            --    (3,016,717)   (3,016,717)
                                     ---------  -------   ---------   -------  ----------   -----------  ------------  ------------

Balance, December 31, 2003           1,847,535  $ 1,849   3,328,737   $ 3,329  $ (181,045)  $15,219,847  $(12,861,000) $  2,182,980
                                     =========  =======   =========   =======  ==========   ===========  ============  ============


================================================================================
See independendent auditors' report and notes to financial statements.       F-4

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS
================================================================================

                                                                                 Year Ended December 31,
                                                                             2003                     2002
                                                                         -----------------------------------
CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
    Net loss                                                             $(3,016,717)            $(2,354,775)
      Adjustments to reconcile net loss to net cash
        used for operating activities:
          Bad debt expense                                                    17,000                     -
          Inventory obsolescence reserve                                     100,000                     -
          Impairment of customer contracts                                    40,948                     -
          Depreciation and amortization                                      120,700                 132,216
          Issuance of stock options below market value                        77,158                 312,741
          Common stock issued for services                                   614,991                 167,500
          Interest converted to debt                                          46,896                     -
          Interest accrued on stockholder, officers and
            former officers' loans                                               -                    28,174
          Changes in certain assets and liabilities:
             (Increase) decrease in:
Accounts receivable                                                           31,511                 (76,118)
Inventory                                                                     43,353                 105,522
Prepaid expenses                                                             (18,832)                 (9,628)
Deposits                                                                      (2,646)                    -
              Increase (decrease) in:
Accounts payable and accrued expenses                                        (63,866)                (90,369)
Accrued salaries and payroll taxes                                           (19,294)                 94,487
                                                                         -----------------------------------
      Net Cash Used for Operating Activities                              (2,028,798)             (1,690,250)
                                                                         -----------------------------------

  INVESTING ACTIVITIES:
    Purchase of property, equipment and other assets                         (42,617)                 (7,214)
                                                                         -----------------------------------

  FINANCING ACTIVITIES:
    Deferred financing costs                                                 (32,750)                    -
    Proceeds from issuance of equity securities, net of costs              1,131,965               2,380,000
    Proceeds (payments) on line of credit agreement                        1,000,000                (445,386)
    Loans from stockholders, officers, and former officers                       -                   155,438
    Payments on loans to stockholders, officers and
      former officers                                                            -                  (170,125)
                                                                         -----------------------------------
      Net Cash Provided by Financing Activities                            2,099,215               1,919,927
                                                                         -----------------------------------

INCREASE IN CASH AND
  CASH EQUIVALENTS                                                            27,800                 222,463

CASH AND CASH EQUIVALENTS:
    Beginning of year                                                        257,708                  35,245
                                                                         -----------------------------------
    End of year                                                          $   285,508             $   257,708
                                                                         ===================================





================================================================================
    See independent auditors' report and notes to financial statements.      F-5

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 1  -  NATURE OF BUSINESS:
--------------------------------------------------------------------------------

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

The Company's primary customers have been original equipment manufacturers (OEM's) and commercial accounts located throughout the United States of America, Mexico, China, and Canada. Since the third quarter of 2003, the Company began to actively market to international distributors and directly to large national accounts.

On September 15, 2003, Power Efficiency formed DesignEfficient Energy Services, LLC, a Delaware limited liability company. This entity will primarily be used in the future to obtain energy grants and rebates for customers of the Company from state governmental bodies. DesignEfficient Energy Services, LLC has been inactive since inception and as a result there is no consolidation effect.


--------------------------------------------------------------------------------
NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Share Amounts:
In accordance with U.S. Securities and Exchange Commission SAB Topic 4C., the shares on the financial statements and notes to financial statements, including per share amounts are presented after applying retroactively a 1 for 7 reverse stock split effective after the balance sheet date (see Note 20).

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

Accounts Receivable:
The Company carries its accounts receivable at cost less an allowance for doubtful accounts and returns. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

Property, Equipment and Depreciation:
Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred, while betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.


================================================================================
                                                                             F-6

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
--------------------------------------------------------------------------------

Patents:
Costs associated with applying for U.S. patents based upon technology developed by the Company are capitalized. At the time the patent is awarded, the asset will be amortized over the remaining term of the patent. If no patent is issued, these costs will be expensed in the period when it is determined that no patent will be issued.

Goodwill:
The Company previously adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill shall no longer be amortized. There was no goodwill amortization during 2003 or 2002. Goodwill is tested periodically for impairment.

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

Deferred Financing Costs and Debt Commitment Fees:
Expenditures incurred in conjunction with debt or equity capital issuances are deferred as other assets. Such costs will be offset against equity proceeds, amortized over the life of the debt, or expensed if the offering is not completed.

Commitment fees paid to a lender are deferred and amortized using the interest method over the life of the debt. The amortization amount is recognized as interest expense.


Long-Lived Assets and Acquired Intangible Assets:
The Company monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including amortizable intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount, an impairment loss is recorded to the extent that the carrying amount exceeds the fair value.

Revenue Recognition:
Revenue from product sales to OEM's and distributors is recognized at the time of shipment when all services are complete. Revenue to end users is generally recognized at the time of shipment, but is deferred if the sale is considered conditional as of the end of the accounting period based on the terms of the sales agreement. Returns and other sales adjustments (discounts and shipping credits) are provided for in the same period the related sales are recorded.

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

================================================================================
                                                                             F-7

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
--------------------------------------------------------------------------------

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

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" for stock options issued. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of award and is recognized over the service (or vesting period). SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", amended the disclosure requirements of SFAS No.123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.

Research and Development:
Research and development expenditures are charged to expense as incurred.

Advertising:
Advertising costs are expensed as incurred.

Loss Per Common Share:
Loss per common share is determined by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is not presented since giving effect to potential common shares would be anti-dilutive.


Provision for Income Taxes:
The Company utilizes the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The provision for taxes represents state franchise taxes.

New Accounting Pronouncements:
The Financial Accounting Standards Board ("FASB") has issued several new standards which have become effective during 2003. SFAS No. 148, "Accounting for Stock Based Compensation"; SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities"; SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"; FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"; FASB Interpretation No. 46 (Revised) "Consolidation of Variable Interest Entities" and SFAS No. 132 (Revised), "Employers Disclosures about Pensions and Other Postretirement Benefits". Management does not believe that the provisions and interpretations of these pronouncements, that are applicable to the Company, have a material impact on the Company's financial statements.

Financial Statement Reclassifications:
Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation.


================================================================================
                                                                             F-8

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 3  -  GOING CONCERN:
--------------------------------------------------------------------------------

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, a recurring deficiency of cash from operations, including an approximate $2,250,000 deficiency for the year ended December 31, 2003 and lacks sufficient liquidity to continue its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and distribution channels, and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing. (see Note 20) However, there are no assurances that sufficient capital will be raised.


--------------------------------------------------------------------------------
NOTE 4  -  PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

At December 31, 2003, property and equipment is comprised as follows:

     Machinery and equipment                                    $132,993
     Office furniture and equipment                              124,891
                                                              -----------
                                                                 257,884
     Less:  Accumulated depreciation                             167,461
                                                              -----------
               Property and Equipment, Net                      $ 90,423
                                                              ===========

Depreciation for the years ended December 31, 2003 and 2002 amounted to $46,445 and $41,978, respectively.


--------------------------------------------------------------------------------
NOTE 5 - GOODWILL:
--------------------------------------------------------------------------------

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2003. An annual goodwill impairment test was performed by management in addition to quarterly goodwill impairment tests. The impairment tests consisted of a comparison of the fair value of the intangible asset with its carrying amount. Since the carrying amount of the intangible asset does not exceed its fair value, management concluded no impairment loss should be recognized.

================================================================================

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 6  -  INTANGIBLE ASSETS:
--------------------------------------------------------------------------------

Intangible assets subject to amortization consists of the following for the year ended December 31, 2003:

     Patents                                                 $  19,844
     Website                                                    19,550
     Customer lists                                            100,000
     Manual/sales literature                                    68,137
                                                           ------------
                                                               207,531
     Less: Accumulated amortization                            149,988
                                                           ------------
           Intangible Assets, Net                            $  57,543
                                                           ============

Amortization expense in 2003 and 2002 amounted to $74,255 and $90,238, respectively.

During fiscal year 2003, $19,550 of additions to intangible assets were related to the development of the Company's website. The Company also determined an impairment of customer contracts during fiscal year 2003, as the original contracts expired. The Company continues to realize a majority of its sales from customers who were originally part of these contracts. Such write-down of $40,948 is included in selling, general and administrative expenses.

Amortization expense expected in the succeeding five years is as follows:

                   Year
                   ----
                   2004                                        $21,135
                   2005                                         21,130
                   2006                                          4,250
                   2007                                            992
                   2008                                            992
                  Thereafter                                     9,044
                                                           ------------
                                                               $57,543
                                                           ============


--------------------------------------------------------------------------------
NOTE 7  -  CONCENTRATIONS OF CREDIT RISKS:
--------------------------------------------------------------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk, consist primarily of cash and temporary cash investments and accounts receivables.

The Company maintains cash balances at a single financial institution. Amounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company, from time to time, maintains balances in excess of the insured limits.

Sales and accounts receivable currently are from a relatively small number of customers of the Company's products. The Company closely monitors extensions of credit.


================================================================================
                                                                            F-10

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 7  -  CONCENTRATIONS OF CREDIT RISKS: (Continued)
--------------------------------------------------------------------------------

Three customers accounted for approximately 69% of 2003 sales and 36% of accounts receivable at December 31, 2003.


International sales as a percentage of total revenues for the years ended December 31, 2003 and 2002 are as follows:


         County                2003            2002
------------------------- --------------- ----------------
Mexico                          -               14%


--------------------------------------------------------------------------------
NOTE 8 - INVENTORIES:
--------------------------------------------------------------------------------

Inventories at December 31, 2003 consist of the following:

               Raw materials                          $257,135
               Finished goods                          103,535
                                                   ------------
                                                      $360,670
                                                   ============


--------------------------------------------------------------------------------
NOTE 9  -  PROVISION FOR TAXES:
--------------------------------------------------------------------------------

As of December 31, 2003 and 2002, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $9,000,000 and $6,200,000, respectively. These net operating losses expire at varying amounts through 2023. The net operating loss carryforwards result in deferred tax assets of approximately $3,100,000 and $2,100,000 at December 31, 2003 and 2002;
however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.


================================================================================
                                                                            F-11

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 10 - WARRANTS:
--------------------------------------------------------------------------------

The Company periodically issues warrants in connection with various business activities. Each warrant grants the right to the holder to exercise the warrant for one share of common stock at a predetermined price.

Warrant activity during the years ended December 31, 2003 and 2002 follows:

                                                                      Average
                                                                      Exercise
                                                        Warrants       Price
                                                      --------------------------
    Warrants outstanding at January 1, 2002               115,817      $20.72
    Issued during 2002                                     25,000       11.90
    Expired during 2002                                    (5,246)      14.00
                                                      --------------------------
    Warrants outstanding at December 31, 2002             135,571       19.32
    Issued during 2003                                     32,958        0.00
    Exercised during 2003                                 (50,100)       1.34
    Expired during 2003                                   (54,143)       3.92
                                                      --------------------------
    Warrants outstanding at December 31, 2003              64,286     $  8.14
                                                      ==========================

Warrants issued to Summit Energy Ventures, LLC ("Summit") in conjunction with the issuance of Series A-1 Convertible Preferred Stock ("Preferred Stock") (see
Note 18) are not included in the above table. Such warrants, approximating 3,130,000 shares of common stock, were exercised on February 18, 2004 (see Note
20) at an exercise price of $0.00.

During 2003, in connection with the Company's sale of common stock under Regulation S, the Company issued 32,958 warrants at an effective exercise price of $0.00 for commissions, all of which were exercised during the current year. 17,143 placement warrants were exercised in connection with the May 16, 2000 Private Placement Memorandum.

During 2002, in connection with the Summit equity transaction (see Note 18), the Company issued 25,000 warrants for services rendered.

--------------------------------------------------------------------------------
NOTE 11  -  STOCK OPTION PLAN:
--------------------------------------------------------------------------------

Stock Option Plan activity during the years ended December 31, 2003 and 2002 follows:

                                                                                                   Average
                                                                                  Shares        Exercise Price
                                                                             -------------------------------------
     Options outstanding and exercisable at January 1, 2002                        286,949         $14.00
     Granted during 2002                                                           246,429          13.93
     Cancelled during 2002                                                         (71,429)         11.20
     Expired during 2002                                                           (42,857)         14.00
                                                                             -------------------------------------
     Options outstanding and exercisable at December 31, 2002                      419,092          14.00
     Granted during 2003                                                           336,929           6.37
     Cancelled during 2003                                                         (57,143)         14.00
     Expired during 2003                                                           (75,843)          8.33
                                                                             -------------------------------------
     Options outstanding and exercisable at December 31, 2003                      623,035         $11.69
                                                                             =====================================

At December 31, 2003, the weighted average remaining contractual life for all options is 8.4 years.



================================================================================
                                                                            F-12

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 11  -  STOCK OPTION PLAN: (Continued)
--------------------------------------------------------------------------------

During 2003, the Company granted 336,929 stock options to officers and employees at exercise prices approximating fair market value of the stock on the day of grant. For the option grants where the exercise prices approximated the fair market value of the stock, the Company did not recognize compensation expense. In connection with the employment agreements of the President and Chief Executive Officer and the Vice President of Governmental Operations, the Company recognized additional compensation expense of approximately $77,000 because the exercise price was below the fair market value of the stock on the date of grant. This additional compensation expense is included in selling, general and administrative expenses.

During 2002, the Company granted 246,429 stock options at exercise prices approximating fair market value of the stock on the day of grant. The exercise prices approximated the fair market value of the stock; therefore the Company was not required to recognize compensation expense. In connection with the employment agreement of the former President, Chief Executive Officer and Chief Financial Officer dated November 7, 2002, 71,429 stock options were canceled. These stock options were originally issued on June 26, 2002 and reissued on November 7, 2002. In connection with this option cancellation and new option award, the Company recognized additional compensation expense of approximately $313,000. This additional compensation expense is included in selling, general and administrative expenses.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan"). On September 8, 2003, the 2000 Plan was amended and restated. The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 714,286 shares of common stock. (see Note 20) No options have been exercised to date. As of December 31, 2003, there are 556,800 options outstanding under the 2000 Plan.

In 1994, the Company adopted a Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of options to purchase up to 71,429 shares of common stock. No options have been exercised to date. There are 66,235 options outstanding under the 1994 Plan.

SFAS No. 123 Disclosures:
During the year ended December 31, 2003, the Board of Directors authorized the issuance of 294,071 options (net of 42,858 options that were both issued and cancelled during the year) at an average exercise price of $6.23 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 25%; risk-free interest rate of 5.0%; and expected lives of 10.0 years. For years prior to 2003, the same method to calculate the value of the option was applied, with the following weighted average assumptions: expected volatility 51%; risk-free interest rate of 6%; and expected lives of 10.0 years.



================================================================================
                                                                            F-13

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 11  -  STOCK OPTION PLAN: (Continued)
--------------------------------------------------------------------------------

Had compensation cost for the Company's stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and loss per share for the years ended December 31, 2003 and 2002, would have been as follows:

                                                                  2003           2002
                                                            ---------------------------------
Net loss - as reported                                          $(3,016,717)    $(2,354,775)
Required adjustment to net loss                                    (129,034)       (460,322)
                                                            ---------------------------------
Net loss - pro forma                                            $(3,145,751)    $(2,815,097)
                                                            =================================

Loss per common share - as reported                               $   (2.48)      $   (2.51)
                                                            =================================
Loss per common share - pro forma                                 $   (2.59)      $   (3.00)
                                                            =================================


--------------------------------------------------------------------------------
NOTE 12  -  COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------

Leases:
The Company leases office, warehouse and research facilities under an operating lease. The Livonia, Michigan lease was entered into on November 1, 2003 and extends to December 31, 2008. The Ann Arbor, Michigan lease was terminated effective December 15, 2003. The New Hyde Park, New York lease was terminated June 30, 2003.

Minimum future rentals are as follows:

      Year
      ----
      2004                             $  72,880
      2005                                72,880
      2006                                72,880
      2007                                72,880
      2008                                72,880
                                     -------------
                                        $364,400
                                     =============

Rent expense, including base rent and additional charges, for the year ended December 31, 2003 and 2002 was $123,833 and $117,747, respectively.

During 2003, Company also leased office space in Palm Desert, California on a month to month basis from Summit. Rent expense for this space for the year ended December 31, 2003 was $18,680.

Litigation:
The Company is involved with certain claims and other routine litigation matters in the normal course of business. Management, with the consultation of legal counsel, does not believe these matters will materially impact the Company's financial statements.


================================================================================
                                                                            F-14

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 12  -  COMMITMENTS AND CONTINGENCIES: (Continued)
--------------------------------------------------------------------------------

Requirements Contracts:
The Company entered into requirements contracts with four customers for the sale of motor controllers. The quantities are not fixed or guaranteed. For financial reporting purposes, the Company incurred no liabilities or commitments as a result of these contracts.

Subcontractors:
Power Efficiency currently utilizes three subcontractors to manufacture the Company's controller boards. These subcontractors provide facilities, equipment, supervision and labor required to assemble; wire; check; test; package; and ship the controller boards. These subcontractors are hired on an as needed basis to produce a minimum number of units via a purchase order. Power Efficiency does not incur any liabilities to subcontractors until purchase orders are issued. No purchase orders were issued or outstanding to subcontractors at December 31, 2003.

Investment Advisory Agreements:
The Company and Northwest Power Management, an affiliate of Summit, entered into a non-exclusive agreement with an investment advisor to provide the Company and Northwest Power Management with advisory/consulting services beginning October 15, 2002. Such services include: exploring market opportunities for raising additional capital; assisting Northwest Power Management in reviewing corporate financing opportunities for the Company; and reviewing new investment and acquisition opportunities for Northwest Power Management.

The agreement required a retainer fee of $10,000, monthly in advance, for an initial period of three months. Half of the monthly retainer fee was paid for in cash by Northwest Power Management and the balance is paid in common stock of the Company. The agreement includes a 7% cash placement fee should the Company raise financing or receive any formal financing commitments from investors introduced by the investment advisor within one year. The agreement also provides for the issuance of warrants to the investment advisor equal to 7% of total shares issued. During 2003, the Company paid or accrued $86,607 in placement fees and issued 32,958 warrants at an effective exercise price of $0.00 under the agreement related to Regulation S stock sales. (see Note 19) All amounts paid were netted against the proceeds of the stock. At December 31, 2002, the Company accrued its share of the retainer fee under this agreement, with the common shares to be issued in the first quarter of 2003.

The Company entered into an investment consulting agreement with the former Chief Financial Officer on September 22, 2003. This agreement provides for the former officer to provide consulting services. The Company will (i) pay $4,000 per month, and (ii) will accrue $7,000 per month payable at the rate of 5% of all cash raised through the issuance of debt or equity. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the consultant. The agreement contains confidentiality and non-competition provisions. This agreement can be terminated by either party with 30 days written notice. At December 31, 2003, $22,750 of fees earned under this agreement are accrued and included in deferred offering costs.

On October 16, 2003, the Company entered into a letter of intent with an investment banker. (see Note 20) This agreement was entered into with the intention of attempting to raise $10 million or more through a public sale of stock. The Company paid the investment banker a $10,000 retainer under this agreement which is included in deferred offering costs at December 31, 2003.


================================================================================
                                                                            F-15

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 13  -  RELATED PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

During the year ended December 31, 2003, the Company incurred fees of $19,550 for the development of its website. The services were performed by a relative of the Company's President and Chief Executive Officer. Such fees are included in accounts payable and accrued expenses at December 31, 2003.

During the years ended December 31, 2003 and 2002, consulting fees of $27,456 and $277,500 were paid to officers/directors/stockholders of the Company, respectively. These amounts are included in research and development and in selling, general and administrative expenses.

During 2003 and 2002, the Company incurred legal fees of $79,185 and $122,548 to a law firm, in which a partner in that firm and the firm are currently stockholders of the Company. At December 31, 2003, the Company owes this law firm approximately $109,000. Such amount is included on the balance sheet in accounts payable and accrued expenses.

On May 23, 2001, the Company's board of directors ratified an agreement with a strategic advisor, owned by a then director of the Company, to provide strategic direction and operational strategies to the Company. The initial term of this agreement was for one year (January 1-December 31, 2001) and it was extended on June 10, 2002 to terminate on January 1, 2006. The Company can terminate the agreement for cause. The strategic advisor received $500 per month, plus expenses, until the Company raised $1.0 million or more in investments at which time the monthly compensation increased to $4,500 per month, plus expenses (see
Note 20). The strategic advisor was paid approximately $70,296 in 2002. The strategic advisor held warrants to purchase 10,714 shares of common stock at an exercise price of $11.90 per share. (see Note 20) These warrants are exercisable at any time during each year the agreement is in effect. The advisor did not provide services under the agreement during 2003.


--------------------------------------------------------------------------------
NOTE 14  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
--------------------------------------------------------------------------------

Cash paid during the year ended December 31, for:

                                                                            2003            2002
                                                                       --------------------------

         Interest                                                      $  3,028           $28,161
                                                                       ==========================

         Income taxes                                                  $      -         $     -
                                                                       ==========================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
                                                                       Year Ended December 31,
                                                                            2003            2002
                                                                       --------------------------

Note payable to settle dispute with former officer                     $   115,000      $     -
                                                                       ==========================
Common stock issued for compensation, other accrued
  liabilities and debt                                                 $ 1,034,973      $ 183,811
                                                                       ==========================
Preferred stock issued for conversion of debt to equity                $ 1,046,896      $     -
                                                                       ==========================
Non-qualified stock options issued below market                        $    77,158      $     -
                                                                       ==========================


================================================================================
                                                                            F-16

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 15  -  NOTE PAYABLE - FORMER OFFICER:
--------------------------------------------------------------------------------

In conjunction with a settlement with a former officer (see Note 17), the Company issued a promissory note for $115,000 at the prime rate (4.0% at December 31, 2003), payable over 2 1/2 years. Note payable - former officer at December 31, 2003 is as follows:

   Total note payable -
    former officer                  $  115,000
   Less: Current maturities            (45,000)
                                    ----------
                                    $  70,000

As of December 31, 2003, note payable-former officer matures as follows:

   Year
   ----
   2004                             $   45,000
   2005                                 60,000
   2006                                 10,000
                                    ----------
                                    $  115,000

--------------------------------------------------------------------------------
NOTE 16  -  EMPLOYMENT AND CONSULTING AGREEMENTS:
--------------------------------------------------------------------------------

On August 7, 2000, the Company agreed to enter into five-year employment and compensation agreement with the Company's Chief Technology Officer. On May 23, 2001, the Company's board of directors ratified the authorization to enter into this employment agreement. The agreement provides for first year salary of $120,000 for the period from September 2000 to August 31, 2001. The salary for the second through fifth years shall be $120,000 plus annual increases in $18,000 increments. In order to provide performance-based incentive compensation to the executive, bonuses tied to the level of the Company's net pre-tax income will be paid. For bonus purposes, the Company's net pre-tax income will be multiplied by the applicable percentage which shall equal (a) 4.0% if net pre-tax income of the Company is at least $500,000 but less than $750,000; (b) 4.25% if net pre-tax income is at least $750,000 but less than $1,000,000; and
(c) 4.5% if net pre-tax income is at least $1,001,000. Net pre-tax income of the Company shall be determined by the Board of Directors in a consistent manner in accordance with accounting principles generally accepted in the United States of America.

In addition to comprehensive health benefits, the agreement includes vacation, expense reimbursement, confidentiality, non-compete and disability provisions.

The agreement also provides for severance payments equal to the greater of (i) $468,000 or (ii) the executive's base salary for the preceding three years, in the event that at any time during the employment term the agreement is terminated by the Company (a) without cause, (b) for disability, or (c) for death, or if the executive terminates the agreement for cause. The agreement also provides for a payment to the executive upon a change in control equal to the product of the executive's base salary in the year of the change in control times 2.99. (see Note 17)

================================================================================
                                                                            F-17

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 16  -  EMPLOYMENT AND CONSULTING AGREEMENTS: (Continued)
--------------------------------------------------------------------------------

On November 7, 2002, the Company entered into an employment and compensation agreement with the Company's then President, Chief Executive Officer and Chief Financial Officer. The agreement was for a base term of three years. In accordance with the terms of the agreement, the base salary for 2002 is $240,000. During the first year of the Agreement, an amount equal to $80,000 of the base salary was accrued and was to be paid at such time as the net cash provided by operating activities of the Company is greater than zero for a period of three consecutive months. The Company settled this obligation during 2003 by issuing common shares to the former officer and eliminating the payment contingencies.

In addition to the former officer's base salary set forth above, the Company cancelled the 71,429 common stock options previously granted on June 26, 2002 and granted options to purchase up to 100,000 shares of common stock of the Company. The options were granted pursuant to the Company's 2000 Amended and Restated Stock Option and Restricted Stock Plan and such options vest in accordance with the vesting provisions set forth in the Agreement.

The Company entered into an amended employment and compensation agreement dated November 7, 2002 with this former officer. The agreement was for a base term of 90 days and provides for, among other things, a base salary of $10,000 per month, immediate vesting of all this individual's 100,000 stock options. During June 2003, the former officer became the Chief Financial Officer when the Board of Directors appointed a new Chief Executive Officer. As of September 15, 2003, the former officer is no longer an employee of the Company and has entered into a consulting agreement with the Company. (see Note 12) He remains a member of the Board of Directors.

The new Chief Executive Officer entered into an employment agreement for a base term of five years, effective June 12, 2003. The agreement is renewable for additional periods of one year unless the Company gives notice to the contrary not less than 90 days prior to the expiration of the term or any extension. In accordance with the terms of the agreement, the base salary for 2003 is $240,000, with annual increases and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $60,000 of the base salary was to be accrued and paid at such time as the net cash provided by operating activities of the Company became greater than zero for a period of three consecutive months. The Company modified this agreement during 2003 so that the deferred compensation was settled by issuing common shares of the Company's stock and eliminating the payment contingency requirements. The agreement also provides for, among other things, reimbursement of certain moving, living and automobile expenses and for certain payments to be made in the event of a change of control or termination without cause. This individual also received 142,857 stock options, which will vest over a five-year period and have exercise prices of $5.67 and $6.65. Additional compensation expense related to this Agreement of approximately $33,000 was recognized and is included in selling, general and administrative expenses. The agreement also provides for certain non-competition and nondisclosure covenants.


================================================================================
                                                                            F-18

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 16  -  EMPLOYMENT AND CONSULTING AGREEMENTS: (Continued)
--------------------------------------------------------------------------------

On October 16, 2003, the Company appointed a new Vice President of Governmental Operations. The Company entered into an employment and compensation agreement with the Vice President of Governmental Operations. The agreement is for a base term of two years. In accordance with the terms of the agreement, the base salary is $100,000 per year. The executive shall be eligible to receive bonuses as determined by the Company's Compensation Committee. In addition to health and medical benefits, the agreement includes vacation, expense reimbursement, confidentiality and non-compete provisions. The individual also received 57,143 stock options, which will vest over a four-year period and have an exercise price of $6.09. Additional compensation expense related to this agreement of approximately $44,000 was recognized and is included in selling, general and administrative expenses.

On September 15, 2003, the Company appointed a new Chief Financial Officer. The Company entered into an employment and compensation agreement with the Chief Financial Officer dated September 15, 2003. The agreement is for a base term of two years. In accordance with the terms of the agreement, the base salary is $100,000 per year. The executive shall be eligible to receive bonuses as determined by the Company's Compensation Committee. In addition to health and medical benefits, the agreement includes vacation, expense reimbursement, confidentiality and non-compete provisions. The individual also received 57,143 stock options, which will vest over a four-year period and have an exercise price of $6.09. No compensation expense was required to be recognized in conjunction with this agreement.

During 2003, the Company created an incentive plan for the Chief Financial Officer and Vice-President of Governmental Operations. The Vice-President of Operations, who does not have an employment contract, is also included in the incentive plan. Under the incentive plan net pre-tax income of the Company is divided into three divisions using a predetermined allocation method. Each of the executives will receive a bonus of 20% of the divisions' net pre-tax income up to and including $1,000,000 and 10% of the divisions' pre-tax income over $1,000,000 for the division they oversee. This plan is in effect contractually during the two year employment agreements of the Chief Financial Officer and the Vice-President of Governmental Operations.


--------------------------------------------------------------------------------
NOTE 17  -  TRANSACTIONS WITH CURRENT AND FORMER OFFICERS:
--------------------------------------------------------------------------------

On September 30, 2003, the Company sold 76,663 shares of common stock to the Chief Technology Officer of the Company, for $466,875. The purchase price for the shares was paid for by canceling $466,875 in debt owed by the Company to the officer. Additionally, the Company issued 32,143 shares of common stock to the officer as part of a settlement related to a change of control provision in his employment contract. The individual is an officer of the Company and the issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D. The common stock issued related to the change in control provision resulted in a non-recurring selling, general and administration expense of approximately $196,000.

On October 16, 2003, the Company settled a dispute with its former president and chief executive officer regarding the early termination of his employment contract. According to the terms of the settlement, the former officer has released the Company from any claims he has against the Company in exchange for
(i) an immediate payment of $25,000; (ii) a promissory note for $115,000 that is to be paid off over a two and one half year period; and (iii) 32,143 shares of the Company's common stock. The former officer is an accredited investor and the issuance of


================================================================================
                                                                            F-19

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 17  -  TRANSACTIONS WITH CURRENT AND FORMER OFFICERS: (Continued)
--------------------------------------------------------------------------------

shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D. The Company had recorded an estimated settlement amount of approximately $135,000 for this claim prior to 2003. Therefore, the settlement resulted in a non-recurring selling, general and administrative expense of approximately $229,000, which was reflected in the third quarter of 2003 when the terms of the agreement were finalized.


--------------------------------------------------------------------------------
NOTE 18  -  ISSUANCE OF SERIES A-1 CONVERTIBLE PREFERRED STOCK:
--------------------------------------------------------------------------------

In June 2002, the Company received $2,380,000 (net of issuance costs of $120,000) from the sale of 2,346,233 shares of Preferred Stock to Summit which resulted in Summit owning a 28% fully diluted stake in the Company. Summit also received a stock purchase warrant which is exercisable after January 1, 2004, to purchase such number of additional shares of Preferred Stock, of the Company enabling Summit to purchase up to 51% of the Company's fully diluted Common Stock. The exercise price of the warrant is a function of the Company's future earnings.

The Company is prohibited from entering into certain transactions as long as the Preferred Stock is outstanding without the written consent of Summit. Such transactions, include, but are not limited to, redemption of stock; declaration of dividends; issuance of debt or equity securities; sale of business; loans or advances to officers, directors, employees or consultants except in connection with compensation expenses and incurring of debt in excess of $2,000,000.

On May 8, 2003, the Company entered into a financing transaction whereby Summit provided a $1,000,000 line of credit. The line accrued interest at 15% per annum and the balance was due no later than December 31, 2003. The note contained various financial and other covenants. As consideration for the line, the Company paid Summit a $50,000 fee out of the proceeds under the first draw. Such fee is included as a component of interest expense on the statements of operations for the year ended December 31, 2003. The Company also agreed to pay Summit's reasonable legal expenses related to the line of credit. Such amount is included in accounts payable and accrued expenses at December 31, 2003.

As part of this transaction, the limitation on Summit's ability to vote its shares was removed. As a result, each share of Preferred Stock is entitled to such number of votes equal to the number of shares of common stock each share of Preferred Stock is convertible into.

On October 30, 2003, Summit notified the Company that it desired to convert all of the outstanding principal and accrued interest on the note ($1,046,896) into 982,504 shares of Preferred Stock. The conversion of the note removed $1,046,896 in debt off of the Company's balance sheet and added $1,046,896 to stockholders' equity. The Company did not have the ability to pay off the outstanding notes and as a result, the Company issued Preferred Stock to Summit. These shares are convertible into 817,249 shares of Common Stock. Additionally, the conversion price of the Preferred Stock was outstanding prior to Summit's conversion of the note from $1.75 per share to $1.281. The 2,346,233 shares of Preferred Stock outstanding prior to Summit's conversion of the note are now convertible into 1,951,600 additional shares of Common Stock. The conversion also expanded the warrant the Company issued to Summit in June of 2002. The warrant provides Summit the right to purchase such number of shares that, when combined with the 2,346,233 shares of Preferred Stock purchased by Summit in June 2002 but excluding the other shares held by Summit, would give Summit a 60.53% interest in the Company, on a fully diluted


================================================================================
                                                                            F-20

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 18  -  ISSUANCE OF SERIES A-1 CONVERTIBLE PREFERRED STOCK: (Continued)
--------------------------------------------------------------------------------

basis. Currently, the warrant is exercisable for 2,996,875 shares of Common Stock, or such number of shares of Preferred Stock that would be convertible into 2,996,875 shares of Common Stock. As indicated above, the price of such shares is a function of the Company's earnings and, consequently, the exercise price is currently $0.00. This warrant becomes exercisable on January 1, 2004 and expires on June 14, 2012. The conversion of the note also removed the requirement that the Company comply with various financial and other covenants in the note.

During 2003, the Company entered into a stock purchase agreement whereby the Company agreed to sell shares to a foreign company. These sales took place at various times and at various prices. The terms of the Preferred Stock provide for an adjustment of the conversion price in the event the Company issues stock at a price less than $3.71 per share. As a result of the sale of stock at approximately $1.40, each share of Preferred Stock became convertible into approximately .61 shares of Common Stock. This change in the conversion ratio also increases the voting power of the Preferred Stock to approximately .61 votes per share. The shares of Preferred Stock vote together with the Common Stock as a single class. As a result of these events, the voting power of the original Preferred Stock held by Summit entitled Summit to approximately 58 percent of the votes that may be cast.

The shares of Preferred Stock vote together with the common stock as a single class. The voting power of the Preferred Stock held by Summit entitles Summit to approximately 64% percent of the votes that may be cast. Although Summit's warrant is not exercisable until January 1, 2004, if it were to exercise the warrant with today's capital structure (outstanding shares), Summit's economic and voting interest in the Company would be approximately 78%.

See Note 20, Subsequent Events, for additional discussion about the Summit warrants.


================================================================================
                                                                            F-21

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 19  -  STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------

During 2003, the Company entered into a Regulation S Stock Purchase Agreement. In accordance with this transaction, the Company agreed to sell to the purchaser in an offshore transaction negotiated, consummated, and closed outside the United States at not less than $1.40 per share. The Company issued 665,121 shares of common stock for $1,151,717. Such shares are exempt from the registration requirements of United States federal and state securities laws under Regulation S.

During 2003, the Company issued 50,100 shares of common stock related to the exercising of warrants for $84,288.

At various dates during 2003, the Company issued 19,644 shares of common stock related to the sale of the Company's common stock for $77,005.

On December 31, 2003, the Company issued 24,805 shares of common stock for the settlement related to deferred compensation amounting to $114,597.

On November 6, 2003, the Company issued 982,504 shares of Preferred Stock for the conversion of $1,046,896 of debt owed to Summit. (see Note 18)

On October 16, 2003, the Company issued 32,143 shares of common stock for approximately $223,000 related to the settlement requirements of a former officer's employment contract. (see Note 17)

On September 30, 2003, the Company issued 76,663 shares of common stock to pay for amounts owed to an officer of the Company amounting to $466,875 for notes payable, accounts payable and accrued salaries. The Company issued an additional 32,143 shares of common stock for approximately $196,000 to the officer related to a change of control provision in his employment contract. (see Note 17)

On April 15, 2002, the Company issued 7,143 shares of common stock to a consultant, who subsequently became an officer of the Company and a member of the Board of Directors of the Company for services rendered. Since the per share market price of the common stock on the date of grant was $23.45 per share, the company recognized additional compensation expense of $167,500. This additional compensation expense is included in selling, general and administrative expenses.


--------------------------------------------------------------------------------
NOTE 20  -  SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

On February 27, 2004, the Company announced a 1 for 7 reverse stock split to be effective at the start of trading Monday, March 1, 2004. Modifications to reflect this reverse stock split have been made retroactively to reflect the effect on number of shares, per share amounts, warrants and options. The retroactive restatement was accomplished by dividing historic number of shares by seven and multiplying per share amounts by seven. When actual computations are finalized, management believes any differences between the retroactive adjustment and actual amounts will be immaterial.


================================================================================
                                                                            F-22

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
================================================================================

--------------------------------------------------------------------------------
NOTE 20  -  SUBSEQUENT EVENTS: (Continued)
--------------------------------------------------------------------------------

On February 26, 2004, Summit notified the Company of their intention to exercise all of their outstanding warrants at an exercise price of $0.00. (see Note 18) As a result of Summit's exercising the warrants, their protection against dilution contained in the warrants was removed. However, the anti-dilution protection associated with the outstanding shares of Preferred Stock is still in effect. Additionally, the exercise of the warrants automatically terminated the Company's stockholders' agreement, which gave preferential rights to certain stockholders, including rights of first refusal, co-sale rights, tag along rights, preemptive rights and the right to name directors. As a result of Summit's exercising the warrants, Summit's economic and voting interest in the Company is approximately 76% as of February 26, 2004.

On February 25, 2004, the Company signed a formal letter of agreement with an investment banker (see Note 12). Under this letter, the Company appointed the investment banker, as its exclusive representative for 120 days, to attempt to raise money for the Company. The investment banker will introduce the Company to investors and participate in presentations to investors to purchase the Company's restricted securities, including convertible notes, in a method not requiring registration with the U.S. Securities and Exchange Commission or the securities commission of any state. The Company has agreed to pay the investment banker 10% of the gross proceeds of restricted securities sold during the agreement and for a period of twelve months after the termination of the agreement. Also, if the Company is acquired, merged, or enters into a joint venture with an investor introduced by the investment banker, the Company agrees to pay a fee of 3% of the gross proceeds (cash, stock, other assets acquired, or debt assumed). The Company will pay up to $25,000 in expenses of the investment banker associated with transactions under the agreement.

On February 25, 2004, the Company reached a settlement with a strategic advisor and former board member (see Note 13). This agreement released the advisor and the Company from any and all actions, causes of action, damages, judgments, liabilities, obligations and all claims prior to February 25, 2004. The advisor agreed to forgo payment in 2003 and previously issued warrants were cancelled. In consideration of the foregoing, the Company issued the advisor a warrant for 35,714 shares of common stock. The warrant will have a strike price of $2.17, which approximates the closing market price on the date of the agreement. As a result of the modification, no expense was recognized under the contract during 2003.

On February 23, 2004, the Company amended and restated the 2000 Stock Option and Restricted Stock Plan. The amendment reduced the number of shares authorized under the plan from 714,286 shares to 614,286 shares.


================================================================================
                                                                            F-22

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable


Item 8A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III
--------

Item 9. Directors and Executive Officers of the Registrant

Information required in this Item 9 has been omitted as the Registrant intends to either file (i) a definitive proxy statement pursuant to Regulation 14A, or
(ii) an amendment to this Form 10-KSB with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year. The relevant information from such filing is incorporated herein by reference.

Item 10. Executive Compensation

Information required in this Item 10 has been omitted as the Registrant intends to either file (i) a definitive proxy statement pursuant to Regulation 14A, or
(ii) an amendment to this Form 10-KSB with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year. The relevant information from such filing is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in this Item 11 has been omitted as the Registrant intends to either file (i) a definitive proxy statement pursuant to Regulation 14A, or
(ii) an amendment to this Form 10-KSB with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year. The relevant information from such filing is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information required in this Item 12 has been omitted as the Registrant intends to either file (i) a definitive proxy statement pursuant to Regulation 14A, or
(ii) an amendment to this Form 10-KSB with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year. The relevant information from such filing is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed as part of this report:


Description of Document
Exhibit
Number       Description                                                                                   Location
------       -----------                                                                                   --------
3.1          Certificate of Incorporation.                                                                 ii
3.2          Amendment to the Articles of Incorporation dated June 5, 2002.                                i
3.3          Amended and Restated By-laws of the Company dated October 16, 2003.                           vii
4.1          Certificate of Incorporation.                                                                 ii
4.2          Amended and Restated By-laws of the Company dated October 16, 2003.                           vii
4.3          Stock Purchase Agreement dated June 14, 2002.                                                 i
4.4          Registration Rights Agreement dated June 14, 2002.                                            i
4.5          Certificate of Designation dated June 13, 2002.                                               i
10.1         Lease Agreement for Registrant's Ann Arbor, Michigan facility dated February 16, 1996.        ii
10.2         Stock Purchase Warrant dated June 14, 2002.                                                   i
10.3         Amended and Restated Stockholders' Agreement dated June 14, 2002.                             i
10.4         United States Patent #5,821,726.                                                              ii
10.5         1994 Stock Option Plan.                                                                       ii
10.6         Patent License Agreement (DN-858) with NASA.                                                  iii
10.7         Patent License Agreement (DE-256) with NASA.                                                  iii
10.8         Settlement and Release Agreement with NASA.                                                   iii
10.9         Modification No. 1 to Patent License Agreement (DE-256) with NASA.                            iii
10.10        Product Warranty.                                                                             iii
10.11        Test Report from Medsker Electric, Inc.                                                       iii
10.12        Test Report from Oak Ridge National Laboratory.                                               iii
10.13        Test Report from Oregon State University -- The Motor Systems Resource Facility.              iii
10.14        Test Report from Otis Elevator Co.                                                            iii
10.15        Employment Agreement with Stephen Shulman.                                                    iii
10.16        Employment Agreement with Nicholas Anderson.                                                  iii
10.17        Employment Agreement with Raymond J. Skiptunis.                                               iv
10.18        Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred      v
                Stock of Power Efficiency Corporation.
10.19        Revolving Credit Note dated May 8, 2003.                                                      v
10.20        Security Agreement dated May 8, 2003.                                                         v
10.21        Certificate of Amendment of Warrant.                                                          v
10.22        Employment Agreement with Richard Koch dated June 9, 2003.                                    vi
10.23        Settlement and Release Agreement with Raymond J. Skiptunis dated June 9, 2003.                vi
10.24        Employment Agreement with Raymond J. Skiptunis dated June 9, 2003.                            vi
10.25        Employment Agreement with Keith Collin dated November 13, 2003.                               vii
10.26        Employment Agreement with Thomas Mills dated October 6, 2003.                                 vii
10.27        Subscription Agreement with Nicholas Anderson dated September 30, 2003.                       vii
10.28        Settlement Agreement with Nicholas Anderson dated September 30, 2003.                         vii
10.29        Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy     vii
             Ventures, LLC dated October 3, 2003
10.30        Promissory Note granted to Stephen Shulman dated September 15, 2003.                          vii
10.31        Amendment to the Amended and Restated Stockholders' Agreement among Anthony Caputo,           vii
                Nicholas Anderson, Philip Elkus, Stephen Shulman, Performance Control, LLC, Summit
                Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003
10.32        Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23, 2003.    vii
10.33        Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003.                    vii
10.34        Warrant Agreement with Summit Energy Ventures, LLC dated February 26, 2004                    viii
10.35        Consulting Agreement with Raymond Skiptunis dated September 22, 2003.                         filed herewith
10.36        Business Property lease with Arens Investment Company dated November 1, 2003.                 filed herewith
10.37        Subscription Agreement with Richard Koch dated December 23, 2003.                             filed herewith
10.38        Subscription Agreement with Raymond Skiptunis dated January 8, 2004.                          filed herewith
10.39        Subscription Agreement with Leonard Bellezza dated February 16, 2004.                         filed herewith
10.40        Letter agreement with Pali Capital, Inc. dated February 25, 2004.                             filed herewith
10.41        Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004.     filed herewith
10.42        Amended and Restated 1994 Stock Option Plan.                                                  filed herewith
31.1         Certification of Richard Koch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      filed herewith
31.2         Certification of Keith Collin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      filed herewith
32.1         Certification of Richard Koch pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      filed herewith
32.2         Certification of Keith Collin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      filed herewith

--------------------
i            Incorporated herein by reference from the Company's Form 8-K filed on June 18, 2002.
ii           Incorporated herein by reference from the Company's Form 10-SB filed on October 20, 2000.
iii          Incorporated herein by reference from the Company's Form 10-SB/A filed on October 26, 2001.
iv           Incorporated herein by reference from the Company's Form 10-KSB filed on March 31, 2003
v            Incorporated herein by reference from the Company's Form 8-K filed on May 25, 2003
vi           Incorporated herein by reference from the Company's Form 8-K filed on June 20, 2003
vii          Incorporated herein by reference from the Company's Form 10-QSB filed on November 14, 2003.
viii         Incorporated herein by reference from the Company's Form 8-K filed on February 27, 2004.


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


Item 14. Principal Accountant Fees and Services.

Information required in this Item 14 has been omitted as the Registrant intends to either file (i) a definitive proxy statement pursuant to Regulation 14A, or
(ii) an amendment to this Form 10-KSB with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year. The relevant information from such filing is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             POWER EFFICIENCY CORPORATION

Dated:  March 2, 2004                        By: /s/ RICHARD KOCH
                                                 ----------------
                                                 Richard Koch, President and
                                                 Chief Executive Officer

Dated:  March 2, 2004                        By: /s/ KEITH G. COLLIN
                                                 -------------------
                                                 Keith G. Collin, Chief
                                                 Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 2, 2004                        By: /s/ ANTHONY ACONE
                                                 -----------------
                                                 Anthony Acone, Director

Dated:  March 2, 2004                        By: /s/ NICHOLAS ANDERSON
                                                 ---------------------
                                                 Nicholas Anderson, Director

Dated:  March 2, 2004                        By: /s/ LEONARD BELLEZZA
                                                 --------------------
                                                 Leonard Bellezza, Director

Dated:  March 2, 2004                        By: /s/ RICHARD KOCH
                                                 ----------------
                                                 Richard Koch, Director

Dated:  March 2, 2004                        By: /s/ JOHN LACKLAND
                                                 -----------------
                                                 John Lackland, Director

Dated:  March 2, 2004                        By: /s/ SCOTT STRAKA
                                                 ----------------
                                                 Scott Straka, Director

Dated:  March 2, 2004                        By: /s/ STEVEN STRASSER
                                                 -------------------
                                                 Steven Strasser, Chairman

                                  EXHIBIT INDEX

Description of Document
Exhibit
Number       Description                                                                                   Location
------       -----------                                                                                   --------
3.1          Certificate of Incorporation.                                                                 ii
3.2          Amendment to the Articles of Incorporation dated June 5, 2002.                                i
3.3          Amended and Restated By-laws of the Company dated October 16, 2003.                           vii
4.1          Certificate of Incorporation.                                                                 ii
4.2          Amended and Restated By-laws of the Company dated October 16, 2003.                           vii
4.3          Stock Purchase Agreement dated June 14, 2002.                                                 i
4.4          Registration Rights Agreement dated June 14, 2002.                                            i
4.5          Certificate of Designation dated June 13, 2002.                                               i
10.1         Lease Agreement for Registrant's Ann Arbor, Michigan facility dated February 16, 1996.        ii
10.2         Stock Purchase Warrant dated June 14, 2002.                                                   i
10.3         Amended and Restated Stockholders' Agreement dated June 14, 2002.                             i
10.4         United States Patent #5,821,726.                                                              ii
10.5         1994 Stock Option Plan.                                                                       ii
10.6         Patent License Agreement (DN-858) with NASA.                                                  iii
10.7         Patent License Agreement (DE-256) with NASA.                                                  iii
10.8         Settlement and Release Agreement with NASA.                                                   iii
10.9         Modification No. 1 to Patent License Agreement (DE-256) with NASA.                            iii
10.10        Product Warranty.                                                                             iii
10.11        Test Report from Medsker Electric, Inc.                                                       iii
10.12        Test Report from Oak Ridge National Laboratory.                                               iii
10.13        Test Report from Oregon State University -- The Motor Systems Resource Facility.              iii
10.14        Test Report from Otis Elevator Co.                                                            iii
10.15        Employment Agreement with Stephen Shulman.                                                    iii
10.16        Employment Agreement with Nicholas Anderson.                                                  iii
10.17        Employment Agreement with Raymond J. Skiptunis.                                               iv
10.18         Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred     v
                Stock of Power Efficiency Corporation.
10.19        Revolving Credit Note dated May 8, 2003.                                                      v
10.20        Security Agreement dated May 8, 2003.                                                         v
10.21        Certificate of Amendment of Warrant.                                                          v
10.22        Employment Agreement with Richard Koch dated June 9, 2003.                                    vi
10.23        Settlement and Release Agreement with Raymond J. Skiptunis dated June 9, 2003.                vi
10.24        Employment Agreement with Raymond J. Skiptunis dated June 9, 2003.                            vi
10.25        Employment Agreement with Keith Collin dated November 13, 2003.                               vii
10.26        Employment Agreement with Thomas Mills dated October 6, 2003.                                 vii
10.27        Subscription Agreement with Nicholas Anderson dated September 30, 2003.                       vii
10.28        Settlement Agreement with Nicholas Anderson dated September 30, 2003.                         vii
10.29        Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy     vii
             Ventures, LLC dated October 3, 2003
10.30        Promissory Note granted to Stephen Shulman dated September 15, 2003.                          vii
10.31        Amendment to the Amended and Restated Stockholders' Agreement among Anthony Caputo,           vii
                Nicholas Anderson, Philip Elkus, Stephen Shulman, Performance Control, LLC, Summit
                Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003
10.32        Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23, 2003.    vii
10.33        Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003.                    vii
10.34        Warrant Agreement with Summit Energy Ventures, LLC dated February 26, 2004                    viii
10.35        Consulting Agreement with Raymond Skiptunis dated September 22, 2003.                         filed herewith
10.36        Business Property lease with Arens Investment Company dated November 1, 2003.                 filed herewith
10.37        Subscription Agreement with Richard Koch dated December 23, 2003.                             filed herewith
10.38        Subscription Agreement with Raymond Skiptunis dated January 8, 2004.                          filed herewith
10.39        Subscription Agreement with Leonard Bellezza dated February 16, 2004.                         filed herewith
10.40        Letter agreement with Pali Capital, Inc. dated February 25, 2004.                             filed herewith
10.41        Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004.     filed herewith
10.42        Amended and Restated 1994 Stock Option Plan.                                                  filed herewith
31.1         Certification of Richard Koch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      filed herewith
31.2         Certification of Keith Collin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      filed herewith
32.1         Certification of Richard Koch pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      filed herewith
32.2         Certification of Keith Collin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      filed herewith

--------------------
i            Incorporated herein by reference from the Company's Form 8-K filed on June 18, 2002.
ii           Incorporated herein by reference from the Company's Form 10-SB filed on October 20, 2000.
iii          Incorporated herein by reference from the Company's Form 10-SB/A filed on October 26, 2001.
iv           Incorporated herein by reference from the Company's Form 10-KSB filed on March 31, 2003
v            Incorporated herein by reference from the Company's Form 8-K filed on May 25, 2003
vi           Incorporated herein by reference from the Company's Form 8-K filed on June 20, 2003
vii          Incorporated herein by reference from the Company's Form 10-QSB filed on November 14, 2003.
viii         Incorporated herein by reference from the Company's Form 8-K filed on February 27, 2004.