Form 10KSB/A
period 2003-12-31
POWER EFFICIENCY CORP
filed 2004-04-29
CIK 1024075

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 1

[X]   Annual report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the fiscal year ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

                        Commission File Number: 000-31805

                          Power Efficiency Corporation
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                22-3337365
                 --------                                ----------
  (State or Other Jurisdiction of
   Incorporation or Organization)           (I.R.S. Employer Identification No.)

           35432 Industrial Road
                Livonia, MI                                 48150
(Address of Principal Executive Offices)                  (Zip Code)

                                 (734) 464-6711
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2003 were $397,673.

As of March 1, 2004, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $2,132,604. This amount is based on the closing price of $1.50 per share for the registrant's stock as of such date.

On March 1, 2004 there were 5,006,837 shares of the registrant's common stock outstanding.

PART III

Item 9.    Directors and Executive Officers of the Registrant


INFORMATION ABOUT THE REGISTRANT'S EXECUTIVE OFFICERS AND DIRECTORS


The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director's election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Registrant's current directors were appointed by written consent of the Registrant's majority shareholder in December of 2003.

Name                        Age        Positions with the Company                           Director Since
----                        ---        --------------------------                           --------------
Richard J. Koch             56         CEO and President, Director                          2003
Nicholas Anderson           69         Chief Technology Officer, Director                   1994
Keith Collin                44         CFO, Vice President National Sales Division
Douglas Finch               43         Vice President Operations
Timothy Franzen             31         Vice President & General Counsel
Thomas Mills                47         Vice President of Government Operations

Steven Strasser             55         Chairman of the Board                                2002
Anthony Acone               60         Director                                             2002
Leonard Bellezza            56         Director                                             2001
Bradley L. Gates            66         Director                                             2003
John (BJ) Lackland          33         Director                                             2002
Richard Pulford             58         Director                                             2003
Raymond J. Skiptunis        61         Director;  also held the positions of CEO and CFO    2002
                                       during the first part of 2003

Officers:

Richard Koch - CEO, President, Director. Mr. Koch is a director and shareholder of Innov-X Systems, a Boston start-up that developed and manufactures a portable elemental X-ray analyzer. He served as this company's Chief Financial Officer from November 2002 to June of 2003 when he joined the company. He is a director and shareholder of Petroleum Technologies Inc., a Kansas City oil & gas Company that focuses on developing and drilling oil and natural gas prospects. He served as this company's Chief Financial Officer from February 2000 to September 2000. Earlier in his career, he was the Executive in Charge of Operations and a Director from February 1996 to January 2000 for Arrow Truck Sales, a $300 million wholesale-retail seller of used heavy-duty trucks. Additionally, Mr. Koch has 14 years experience in publishing with American City Business Journals where he was a founder and held various positions before leaving the Company as Senior Vice President. Mr. Koch is a Missouri Attorney, and a former CPA.

Nicholas Anderson - Chief Technology Officer. Mr. Anderson is a founder of the Company. From 1992 to the present, Mr. Anderson has been a Director of Energy Services of Coyne Electrical Contracting, Inc., a major electrical service organization based in New York, New York. From 1988 to 1992, Mr. Anderson was the founder and CEO of Power Reducing Equipment, Inc., a Company formed to develop products to reduce energy consumption in AC motors. During this period, Mr. Anderson obtained a patent for the Company's technology, which patent was issued in April 1994 and transferred to the Company. Mr. Anderson attended the City College School of Engineering, and received a certification in Electronics Design from Manhattan Technical Institute in 1957.

Keith Collin - Chief Financial Officer, Vice President National Sales. Mr. Collin was a financial consultant in a private practice from January of 2002 to September of 2003. During this period he worked for a variety of clients, primarily serving as an interim Chief Financial Officer. From January 1998 to December 2001, he was the Vice-President of Finance and Chief Operating Officer of Allegiance, LLC, a Phyisican Hospital Organizaion. Mr. Collin's other experience includes ten years with Ernst and Young (an international accounting and consulting firm) as an auditor and four years with Health Plus of Michigan (a Michigan Health Maintance Company) as the Vice-president of Finance and operations Mr. Collin received a B.B.A. (Highest Distinction) from the University of Michigan and a M.B.A. (honors) from the University of Chicago. He joined the Company in August 2003.

Douglas Finch - Vice President of Operations. Mr. Finch has been with Power Efficiency Corporation since 2001. Prior to joining Power Efficiency, he was Executive Vice President of Retail Health Network Inc., a health services firm. From 1996 to 2000, he was President of Plastigage Corporation, a manufacturer of extruded and injection molded plastic automotive components. From 1991 to 1996 Mr. Finch was a Vice President at Enprotech Corporation, a subsidiary of Itochu Corporation, where he performed mergers and acquisitions, business turnarounds, and managed an R&D subsidiary in the field of high-speed electric motors and power electronics. Mr. Finch received BS and MS degrees in Aeronautical Engineering from Massachusetts Institute of Technology and an MBA from the Harvard Graduate School of Business Administration.

Timothy Franzen - Vice President and General Counsel. Mr. Franzen was an associate at the New York law firm Milbank, Tweed, Hadley & McCloy LLP from 2000 to 2003 where he practiced corporate and securities law. Mr. Franzen has been with Power Efficiency Corporation since February 2003 and is a graduate of Fordham University School of Law where he was a member of the Law Review.

Thomas Mills - Vice President Government Operations. Mr. Mills joined the Company in October 2003 from LECG, LLC, where he was a Director in the Energy Practice. He has worked with the U.S. electric industry and its regulators for over ten years, and has significant working experience in the valuation and structuring of licensing and other strategic partnering agreements. Mr. Mills has served as an officer and director of a fuel cell development Company, and has current and past service on the boards of several small corporations. He has five years of nuclear power operating experience. His corporate finance experience includes public debt and equity offerings, private placements of debt and equity, and structured financings, as well as restructuring and merger/acquisition/divestiture engagements, for a range of companies, and is qualified as a Registered Representative (Series7/63). Mr. Mills holds a B.S.E. in Chemical Engineering from Princeton University, and an M.B.A. in Finance from the Wharton School, University of Pennsylvania. He is a doctoral candidate in Finance and Logistics, Technology & Project Management at the School of Business and Public Management, George Washington University, in Washington, DC.

Steven Strasser - Chairman of the Board. Mr. Strasser is presently the managing director of Summit Energy Ventures and the president of Northwest Power Management. Northwest Power Management is an investment management company that acts as the investment manager for Summit Energy Ventures LLC, a private equity fund focused on investments in energy technology companies. In the past five years Mr. Strasser was the CEO of Northwest Power Enterprises and president of Northwest Power Management. Northwest Power Enterprises and its predecessor companies were involved in multiple aspects of the energy development business. Mr. Strasser is a member of Washington State Bar Association, as well as the American Bar Association and the Canadian Bar Association.

Anthony Acone - Director. Mr. Acone has been retired since 1994 but was employed as the Registrant's Vice President of Sales and Marketing from January 2003 to June 2003.

Leonard S. Bellezza - Director. Mr. Bellezza has been employed as a retail consulting executive by Abacus Solutions, LLC, of New York City since 2003 and is currently assigned as the General Merchandise Manager for Franks Nursery of Troy, Michigan. He was a senior manager with the New York office of Deloitte & Touche, a national public accounting firm from 2001 to 2003. From November 1999 to December 2000, he was a contract consultant for smartcasual.com, an internet clothing manufacturer. From June 1997 to November 1999, Mr. Bellezza was employed as a vice president and a member of the operations committee of Frederick Atkins, a wholesale apparel company. From November 1993 to June 1997, Mr. Bellezza served as a consultant in various aspects of the retail management, logistics and information technology industries. Mr. Bellezza earned a Bachelor of Arts in Economics and a Masters of Business Administration from Rutgers University.

Bradley L. Gates - Director. Mr. Gates was the Chairman of the Operations Management Council of Orange County, CA, during its bankruptcy in 1994. In that capacity, he and two other council members were responsible for coordinating the day-to-day operations of the County. Mr. Gates had a long tenure in the Orange County Sheriff's Department, where he began as a jailer in 1961. In 1974, he won the first of his six terms as Sheriff-Coroner. In this capacity, Gates successfully managed a law enforcement agency involving over 3,000 employees, a $400 million budget and America's 11th largest jail system

John ("BJ") Lackland - Director. Mr. Lackland is a director and vice president at Summit Energy Ventures and a vice president of Northwest Power Management. Northwest Power Management is an investment management company that acts as the investment manager for Summit Energy Ventures LLC, a private equity fund focused on investments in energy technology companies. Prior to joining Summit, Mr. Lackland was the Director of Strategic Relations at Encompass Globalization, where he was in charge of strategic alliances and mergers and acquisitions. Prior to Encompass he was the Director of Strategic Planning and Corporate Development at WebStrategic, an Internet business development consulting company, where he was in charge of finance, strategic planning and investor relations. In 1999, BJ earned an MBA from the University of Washington Business School, and an MA in Asian Studies from the University of Washington's Jackson School of International Studies.

Richard D. Pulford - Director. Mr. Pulford has been President of Corporate Strategies, Inc. since 1981. The company provides investment banking services in the Great Lakes region.

Raymond J. Skiptunis - Director. Mr. Skiptunis has been a self employed business consultant since October of 2003. During the period, November of 2001 through October of 2003, Mr. Skiptunis worked with Power Efficiency Corporation in various capacities, including consultant, CFO and interim CEO. From January of 1997 through November of 2001, Mr. Skiptunis was a self employed business consultant. Mr. Skiptunis earned a Bachelor of Science in Accounting from Rutgers University.

Committees of the Board of Directors


The Board of Directors has established an audit committee and a compensation committee to assist the full Board in administering its duties.

Audit Committee

The Registrant has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Until recently, the members of the audit committee were John (B.J.) Lackland (Chairman) and Scott Straka. Mr. Straka resigned from the Board of Directors on March 18, 2004 leaving Mr. Lackland as the sole member of the audit committee. The Board of Directors intends to appoint a new board member to the audit committee at its next board meeting. The Board of Directors believes that each of the current and former members of the audit committee possess the requisite financial knowledge and experience to serve on the audit committee. However, the audit committee's current member is not a financial expert as defined in Item 401 of Regulation S-B. The Registrant's audit committee does not have a financial expert because the Registrant has not found a suitable candidate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires that all executive officers and directors of the Company and all persons who beneficially own more than ten percent of the Company's Common Stock file an initial report of their ownership of the Company's securities on Form 3 and report changes in their ownership of the Company's securities on Form 4 or Form 5. These filings must be made with the Securities and Exchange Commission and the National Association of Securities Dealers with a copy sent to the Company.

Based solely on the review of copies of the forms provided to the Company and the representations by the executive officers, directors and ten percent shareholders during fiscal year 2003, the following failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act.

Anthony Acone inadvertently missed a filing deadline for reporting one transaction. Mr. Acone has since filed a Form 4 to report the transaction.

Richard Koch inadvertently missed 2 filing deadlines for reporting two transactions. Mr. Koch has since filed a Form 3 and a Form 4 to report the transactions.

Richard Pulford inadvertently missed a filing deadline for reporting one transaction. Mr. Pulford has since filed a Form 3 to report the transaction.

CODE OF ETHICS

The Registrant has not adopted a code of ethics. The Registrant has been focused on raising money and generating sales to support operations and consequently has not focused on adopting a code of ethics.

Item 10.   Executive Compensation


STOCK OPTION GRANTS DURING 2003


The following table shows information as to options granted during the year ended December 31, 2003.

-------------------------------------------------------------------------------------------------------------------
                                                                                   Potential Realizable Value at
                                                                                   Assumed Annual Rates of Stock
                                                                                   Price Appreciation For Option
                                Individual Grants                                             Term (1)
-------------------------------------------------------------------------------------------------------------------
                                      Percentage of
                      Number of       Total Options  Exercise  Market
                      securities       Granted to    Price in  Price on
                      underlying      Employees in   Dollars   Date of   Expiration
       Name        Options Granted     Fiscal Year   per Share  Grant      Date           5%              10%
-------------------------------------------------------------------------------------------------------------------
Richard J. Koch         52,631            15.6%        $5.67    $6.65    6/6/13       $271,689        $609,382


Richard J. Koch         90,225            26.8%        $6.65    $6.65    6/6/13       $377,334        $956,239


Keith Collin            57,142            17.0%        $6.09    $6.09   10/15/13      $218,852        $554,614


Timothy Franzen         28,571            8.5%         $6.30    $7.35    2/5/13       $162,065        $364,680


Thomas Mills            57,142            17.0%        $6.09    $6.09   11/12/13      $218,852        $554,614
-------------------------------------------------------------------------------------------------------------------

1. The potential realizable value of the options granted is calculated by multiplying the difference between the exercise price of the option and the market value per share of the underlying stock (assuming a 5% or 10%, as the case may be, compounded annual increase of the stock price from the date of grant to the final expiration of the option) by the number of shares underlying the options granted. The price appreciation assumptions are required disclosures under the rules of the Securities and Exchange Commission and are not to be viewed as any expectation or prediction by the Company of future value of the underlying common stock



The Registrant entered into an employment and compensation agreement with its CEO, Richard Koch, dated June 9, 2003. The agreement is for a base term of five years and is thereafter renewable for additional periods of one year unless the Company gives notice to the contrary not less than 90 days prior to the expiration of the term or any extension. In accordance with the terms of the agreement, the base salary for 2002 is $240,000, with annual increases and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $60,000 of the base salary shall be accrued and paid at such time as the net cash provided by operating activities of the Company is greater than zero for a period of three consecutive months. The agreement with Mr. Koch also provides, among other things, for reimbursement of certain moving, living and automobile expenses and for certain payments to be made to Mr. Koch in the event of a change of control or termination of Mr. Koch without cause. Mr. Koch also received 1,000,000 stock options which will vest over a five-year period and have exercise prices of $.81 and $.95. The agreement also provides for severance payments to Mr. Koch in the event that he is terminated without cause. In such event, Mr. Koch would receive, over two years, either (i) $180,000 in the event that the Registrant is not cash flow positive, or (ii) $240,000 in the event that the Registrant is cash flow positive. The agreement also provides that Mr. Koch will receive a payment in the event of a change of control. In the event that a third party obtains more than 50% of the Registrant's common stock, Mr. Koch shall be entitled to 2% of the value of the Registrant which is in excess of $35,000,000 but less than $70,000,000; plus (b) 2.5% of the value of the Registrant which is in excess of $70,000,000 but less than $105,000,000; plus (c) 3.0% of the value of the Registrant which is in excess of $105,000,000.


Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters

                                 STOCK OWNERSHIP

The following table sets forth information regarding the beneficial ownership of each director, each executive officer, all executive officers and directors as a group, and persons, according to information received by the Board of Directors, holding more than five percent of the outstanding Common Stock of the Company as of April 28, 2004.

                                                                     Percent of
Title of Class        Beneficial Owner                              Shares Owned    Class (13)
--------------        ----------------                              ------------    ----------
Common Stock          Richard J. Koch, CEO, President, Director      91,901 (1)        1.1%
Common Stock          Nicholas Anderson, CTO, Director              289,994 (2)        3.7%
Common Stock          Keith Collin, CFO, Vice President National     11,428 (3)    Less than 1%
                      Sales Division
Common Stock          Douglas Finch, Vice President Operations       25,713 (4)    Less than 1%
Common Stock          Timothy Franzen, Vice President & General       7,142 (5)    Less than 1%
                      Counsel
Common Stock          Thomas Mills, Vice President of Government     11,428 (6)
                      Operations                                                   Less than 1%
Common Stock          Steven Strasser, Chairman of the Board       5,902,950 (7)      75.9%%
Common Stock          Anthony Acone, Director                            680 (8)   Less than 1%
Common Stock          Leonard Bellezza, Director                      30,069 (9)    Less than 1%
Common Stock          Bradley L. Gates, Director                           0             -
Common Stock          John (BJ) Lackland, Director                         0             -
Common Stock          Richard Pulford, Director                      143,551 (10)      1.8%
Common Stock          Raymond J. Skiptunis, Director                 110,369 (11)      1.4%
Common Stock          Summit Energy Ventures, LLC                  5,902,950 (12)      75.9%
Series A-1            Summit Energy Ventures, LLC                  3,328,737           100%
Convertible Preferred
Stock
Common Stock          All Executive Officers and Directors           6,625,225         85.2%
                      as a Group (13 persons)



(1) Includes 51,428 common shares subject to options exercisable within 60 days of April 28, 2004.

(2) Includes 31,688 common shares subject to options exercisable within 60 days of April 28, 2004.

(3) Includes 11,428 common shares subject to options exercisable within 60 days of April 28, 2004.

(4) Includes 25,713 common shares subject to options exercisable within 60 days of April 28, 2004.

(5) Includes 7,142 common shares subject to options exercisable within 60 days of April 28, 2004.

(6) Includes 11,428 common shares subject to options exercisable within 60 days of April 28, 2004.

(7) Includes 5,902,950 common shares held by Summit Energy Ventures, LLC (on an as converted basis) in which Steven Strasser is one of two members.

(8) Includes 680 common shares subject to options exercisable within 60 days of April 28, 2004.

(9) Includes 21,426 common shares subject to options exercisable within 60 days of April 28, 2004.

(10) Mr. Pulford owns no shares of the Registrant directly. Mr. Pulford has a 7% profit interest in Percon, LLC which owns 143551 common shares.

(11) Includes 87,830 common shares subject to options exercisable within 60 days of April 28, 2004

(12) Includes 3,328,737 shares of Series A-1 Preferred Stock which is currently convertible into 2,768,848 shares of Common Stock.

(13) The percentages for Common Stock assume that the 3,328,737 shares of Series A-1 Preferred Stock were converted into 2,768,848 shares of Common Stock.


Item 12.   Certain Relationships and Related Transactions

On September 22, 2003, the Registrant entered into a consulting agreement with Raymond J. Skiptunis. Mr. Skiptunis is a director of the Registrant and prior to September 22 was an employee of the Registrant. The agreement requires the Registrant to pay Mr. Skiptunis $4,000 per month and to accrue an additional $7,000 per month to be paid at such time that the Registrant closes on a debt or equity financing. The agreement with Mr. Skiptunis was terminated on March 31, 2004. During the term of the agreement, Mr. Skiptunis was paid $25,000 and the Registrant accrued an additional $47,750 which will be paid to Mr. Skiptunis at the time of an equity or debt financing.

Item 14.   Principal Accountant Fees and Services.

(1) Audit Fees.
The aggregate fees billed in fiscal years 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Registrant's annual financial statements and review of financial statements included in the Registrants Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $44,100 and $34,000, respectively.

(2) Audit-Related Fees.
The aggregate fees billed in fiscal years 2003 and 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Item 14(1) above were $0 and $0, respectively.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2003 and 2002 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $3,275 and $3,000, respectively.

(4)  All Other Fees

The aggregate fees billed in fiscal years 2003 and 2002 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 15(3) above were $0 and $12,297, respectively.

(5)

During fiscal year 2003, the Audit Committee adopted the policy of pre-approving all engagements for audit and tax related services, and subsequently pre-approved the fees for the fiscal year 2003 audit and 2003 tax return preparation.


For fiscal year 2003, all of the services described in each of items 2 through 4 above were approved by the audit committee. For fiscal year 2002, none of the services described in each of items 2 through 4 were approved by the audit committee.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POWER EFFICIENCY CORPORATION

Dated:  April 29, 2004                      By:/s/ RICHARD KOCH
                                               ----------------
                                               Richard Koch, President and Chief
                                               Executive Officer

Dated:  April 29, 2004                      By:/s/ KEITH G. COLLIN
                                               -------------------
                                               Keith G. Collin, Chief Financial
                                               Officer