Form 10QSB
period 2004-03-31
POWER EFFICIENCY CORP
filed 2004-05-17
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

35432 Industrial Road Livonia, MI 48150 (Address of Principal Executive Offices)	(734) 464-6711 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of May 7, 2004 was 5,015,891.

Transitional Small Business Disclosure Format (check one):   Yes             No     X

Back to Contents

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

Back to Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
Unaudited

March 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,843
Accounts receivable, net	51,434
Inventory, net of reserve	307,202
Prepaid expenses and other current assets	78,886

Total Current Assets	456,365

PROPERTY AND EQUIPMENT, Net	90,451

OTHER ASSETS:
Deposits	12,147
Patents, net	13,755
Goodwill, net	1,929,963
Customer contracts, manuals and sales literature, net	23,843
Website and customer list, net	14,662

Total Other Assets	1,994,370

Total Assets	$2,541,186

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$571,869
Accrued salaries and payroll taxes	53,688
Notes payable — former officer	115,000

Total Current Liabilities	740,557

Total Liabilities	740,557

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized 3,328,737 shares issued and outstanding	3,329
Common stock, $.001 par value, 7,142,857 shares authorized, 5,006,837 issued and outstanding	5,007
Additional paid-in capital	15,240,444
Accumulated deficit	(13,448,151)

Total Stockholders’ Equity	1,800,629

Total Liabilities and Stockholders’ Equity	$2,541,186

Accompanying notes are an integral part of the financial statements

Back to Contents

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended March 31,
	2004	2003
REVENUES:
Product	$84,288	$160,843
Miscellaneous	5,250	—

Total Revenues	89,538	160,843

COMPONENTS OF COST OF PRODUCT REVENUES:
Material and labor	41,273	74,709
Allocated costs	23,840	21,207
Inventory obsolescence and other write-offs	29,484	—

Total Cost of Revenues	94,597	95,916

GROSS (LOSS) MARGIN	(5,059)	64,927

COSTS AND EXPENSES:
Research and development	114,194	112,389
Selling, general and administration	448,040	353,757
Depreciation and amortization	18,520	33,585

Total Costs and Expenses	580,754	499,731

LOSS FROM OPERATIONS	(585,813)	(434,804)

OTHER (EXPENSE)
Interest expense	(1,324)	(4,688)

Total Other Expenses	(1,324)	(4,688)

NET LOSS	$(587,137)	$(439,492)

BASIC LOSS PER COMMON SHARE	$(.19)	$(.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING OUTSTANDING	3,035,886	950,131

Accompanying notes are an integral part of the financial statements

Back to Contents

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(587,137)	$(439,492)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	18,520	33,583
Bad debt expense	2,500	—
Inventory obsolescence reserve and other write-offs	29,484	—
Changes in assets and liabilities: (Increase) Decrease
Accounts receivable	(15,208)	(1,094)
Inventory	23,183	32,674
Prepaid expenses and other current assets	(2,234)	1,383
Increase(Decrease)
Accounts payable and accrued expenses	71,046	11,739
Accrued salaries and payroll taxes	22,452	35,625

Net Cash Used for Operating Activities	(437,394)	(325,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(14,071)	(6,160)

Net Cash Used for Investing Activities	(14,071)	(6,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of costs	184,800	74,001
Loans from stockholders and former officers	—	4,688

Net Cash Provided by Financing Activities	184,800	78,689

Decrease in cash and cash equivalents	(266,665)	(253,053)

Cash and cash equivalents at beginning of period	285,508	257,708

Cash and cash equivalents at end of period	$18,843	$4,655

NON-CASH FINANCING TRANSACTIONS- Common stock issued in conjunction with the settlement of accounts payable and accrued salaries\ payroll\other expenses	$20,000	$—

Accompanying notes are an integral part of the financial statements

Back to Contents

POWER EFFICIENCY CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2003 on Form 10-KSB.

The prior period per share amounts and weighted average number of shares have been adjusted for the one-for-seven reverse stock split effective March 1, 2004.

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

NOTE 2 – GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $437,000 from operations for the three months ended March 31, 2004, and lacks sufficient liquidity to continue its operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations in the long-term and raising additional capital to support existing operations for at least the next twelve months. Management’s plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers.

Back to Contents

POWER EFFICIENCY CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On February 25, 2004, the Company signed a formal letter of agreement with an investment banker. Under this letter, the Company appointed the investment banker as its exclusive representative in an attempt to raise money for the Company. However, there are no assurances that sufficient capital can be raised.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

During January and February 2004, the Company received approximately $162,600, net of fees, for the issuance of shares of Common Stock that were subscribed for prior to January 1, 2004.

In January 2004, the Company received approximately $22,000, net of fees, for the issuance of shares of Common Stock that were subscribed for during January 2004.

NOTE 5 – SUBSEQUENT EVENT

On April 20, 2004, the Registrant executed a $300,000 Note and related Security Agreement (the “Financing”) with Summit Energy Ventures, LLC, the Registrant’s controlling shareholder.

Pursuant to the terms of the Note, the Registrant received a $300,000 line of credit from Summit. The draws under the Note are to consist of 3 draws of $100,000 each with the second and third draws to be at Summit’s discretion. The outstanding balance of the Note is due on the earlier of (i) May 31, 2004, or (ii) at such time that the Borrower closes on a debt or equity financing of at least $300,000. As of May 14, 2004, the Company has borrowed all $300,000 of the line of credit.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission (or documents incorporated by reference therein) and written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 or Section 21E of the Securities Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. In all cases, results could differ materially from those projected. Some of the important factors that could cause actual results to diffrer from any such projections or other forward-looking statements are discussed below, and in other reports filed by us under the Securities Exchange Act of 1934, including under the caption “Risk Factors” in our Annual Report on Form 10-KSB. Our forward looking statements are based on information available to us today, and except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors. The Registrant began generating revenues from sales of its patented Power Commander® line of motor controllers in late 1995.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

REVENUES

Total revenues for the three months ended March 31, 2004, were approximately $90,000 compared to $161,000 for the three months ended March 31, 2003, a decrease of $71,000 or 44%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to delays in closing several government installations. The government installations are expected to be completed later in fiscal 2004. The decrease in elevator and escalator sales are partially off-set by approximately $32,000 in sales to two new international distributors during the three months ended March 31, 2004. Also, $5,250 of miscellaneous income was recognized for a government grant received associated with development expenses related to a medium voltage product application during the three months ended March 31, 2004.

COST OF PRODUCT REVENUES

Total manufacturing cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the three months ended March 31, 2004 were approximately $95,000 compared to approximately $96,000 for the three months ended March 31, 2003, a decrease of $1,000 or 1%. As a percentage of product revenues, total manufacturing costs increased to approximately 112% for the three months ended March 31, 2004 compared to approximately 60% for the three months ended March 31, 2003. The increase in the costs as a percentage of product revenues was primarily due to a charge to inventory for obsolescence and other write-offs of approximately $30,000. Also, allocated manufacturing costs were $24,000 for the three months ended March 31, 2004 compared to $21,000 for the three months ended March 31, 2003. Therefore, the manufacturing costs as a percentage of product revenues increased as the allocated manufacturing costs were absorbed by a lower volume of product revenues. Material and labor costs as a percentage of product revenues increased to 49% for the three months ended March 31, 2004 compared to 46% for the three months ended March 31, 2003. The increase was due to a change in the mix of distributor product revenues compared to end user product revenues. Generally, distributor product revenues result in lower product pricing compared to end user product revenues sales.

OPERATING EXPENSES

Research and Development Expenses

Back to Contents

Research and development expenses were approximately $114,000 for the three months ended March 31, 2004, as compared to approximately $112,000 for the three months ended March 31, 2003, a $2,000 or a 2% increase.  This increase is mainly attributable to the recording of an accrual for $26,000 related to laboratory testing done for further product development, partially offset by the closing of the New York facility and a cost reduction program implemented in the second half of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $448,000 for the three months ended March 31, 2004, as compared to $354,000 for the three months ended March 31, 2003 an increase of $94,000 or 27%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs related to hiring additional sales staff and consulting fees related to the investment banking agreement with Pali Capital.

Financial Condition, Liquidity, and Capital Resources: For the Quarter Ended March 31, 2004

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities and using available bank lines of credit. As of March 31, 2004, the Registrant had cash and cash equivalents of $18,843.

Cash used for operating activities for the three months ended March 31, 2004 was $437,394, which consisted of: a net loss of $587,137; less depreciation and amortization of $18,520, bad debt expense of $2,500, inventory obsolescence reserve of $29,484, a decrease in inventory of $23,183, and an increase in accounts payable and accrued expense of $93,498; offset by increases in accounts receivable of $15,208 and prepaid expenses of $2,234. Net cash used for operating activities for the three months ended March 31, 2003 was $325,582, which consisted of: a net loss of $439,492; less depreciation and amortization of $33,583, a decrease in inventory of $32,674 and prepaid expenses and other current assets of $1,383, and a increase in accounts payable and accrued expenses of $47,364; off-set by an increase in accounts receivable of $1,094.  Cash used in investing activities for the first quarter of fiscal 2004 was $14,071 compared with $6,160 in the first quarter of fiscal 2003.  The amounts for both years consisted of the purchase of fixed assets.  Net cash provided by financing activities for the first quarter of fiscal year 2004 was $184,800, which consisted of proceeds from the issuance of equity securities related to the Company’s Reg “S” stock offering.  During the first quarter of fiscal year 2003, net cash provided from financing activities was $78,689, which primarily consisted of proceeds from the exercise of stock warrants from the issuance of equity securities.

The Registrant expects to experience some growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Registrant anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Registrant’s liquidity requirements, management intends to sell additional equity or debt securities or obtain debt financing.

Back to Content

The Registrant is also currently meeting with many different potential equity investors and is attempting to raise additional funds through private placements of equity. However, there are no assurances that sufficient capital can be raised.

Cash Requirements and Need for Additional Funds

The Registrant anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Registrant’s prepared expansion plan, it is the opinion of management that approximately $2.0 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Sales Made to Summit Energy Ventures

The following details several different sales of unregistered securities the Registrant made to Summit Energy Ventures, LLC, a private equity firm specializing in energy

Back to Content

related technologies (“Summit”). All of the sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to section 4(2) of the Securities Act.

On June 14, 2002, the Registrant sold 2,346,233 shares of Series A-1 Convertible Preferred Stock, $.001 par value per share, for $2,500,000. The shares were convertible into common stock at an initial rate of 2 for 1. The conversion price was subject to anti-dilution provisions and was lowered when the Registrant issued common stock at less than $3.7296 per share. In connection with the above described transaction, Summit also received a stock purchase warrant (the “Summit Warrant”) that was exercisable after January 1, 2004 and prior to June 14, 2012, to purchase such number of shares of Series A-2 Convertible Preferred Stock, $.001 par value per share, or common stock, $.001 par value per share, of the Registrant that would result in Summit owning 51% of the Registrant’s fully diluted equity. By the terms of the Summit Warrant, the number of shares issuable upon exercise of the Summit Warrant adjusted with the number of shares of the Registrant outstanding and the number of shares issuable pursuant to options and warrants. The exercise price of the Summit Warrant was a function of the Registrant’s earnings and was zero when the Summit Warrant was later exercised.

On May 8, 2003, the Registrant closed on a line of credit from Summit. Pursuant to the terms of the revolving credit note entered into between the Registrant and Summit (the “Note”), the Registrant received a $1 million line of credit from Summit. Summit had the ability at any time to give the Registrant notice of its desire to convert any portion of the balance of the Note and interest into Series A-1 Convertible Preferred Stock at the price of $1.0655 per share. At that time, the Registrant would have seven days to repay Summit the amount Summit had indicated it desired to convert. In the event that the amount was not repaid in seven days, Summit would receive Series A-1 Convertible Preferred Stock. Upon conversion, the warrant the Registrant issued to Summit in June of 2002 would be expanded. According to the original terms of the Summit Warrant, Summit had the right to purchase such number of shares of stock in the Registrant that would give Summit a 51% interest in the Registrant. Upon conversion of the Note, the Summit Warrant would be expanded to give Summit the right to purchase an approximately 60% interest in the Registrant. As consideration for the line of credit, the Registrant paid Summit a $50,000 fee which was paid with the proceeds of the Registrant’s first draw under the Note. The outstanding balance on the Note accrued interest at 15%.

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

Back to Contents

On February 18, 2004, Summit gave notice to exercise the Summit Warrant for shares of the Company’s common stock. The number of shares of common stock the Summit Warrant was exercisable for on the date of the notice was 3,461,285. According to the terms of the Summit Warrant, the calculation of the number of shares outstanding on a fully diluted basis includes all shares authorized under the Company’s stock option plans and all warrants issued by the Company that are still outstanding. Because not all of the shares authorized under the Company’s stock option plans were issued, and because certain options and warrants issued by the Company had strike prices that were considerably higher than the current market price, Summit volunteered to reduce the number of shares it was entitled to under the Summit Warrant. The Company and Summit believe that because these options and warrants were significantly “out of the money”, they are unlikely to be exercised. After negotiation between the Company and Summit and an examination of how many options and warrants were significantly “out of the money”, the Company and Summit executed a Warrant Agreement, dated February 26, 2004 (see Exhibit 10.34) to exercise the Summit Warrant for 3,134,102 shares of common stock as full performance under the Summit Warrant.

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

On various dates from January 1, 2004 to April 30, 2004, the Company issued 13,474 shares of common stock to Richard Koch. The shares were issued in exchange for the cancellation of debt owed to Mr. Koch in the amount of $23,200. The issuances were exempt from registration under the Securities Act pursuant to Regulation D. Mr. Koch is the Chief Executive Officer and a director of the Company.

During the first fiscal quarter, the Company issued 17,034 shares of its Common Stock to foreigners for approximately $23,000 in private placement transactions. The sales were made to foreign investors and were exempt from registration under the Securities Act pursuant to Regulation S. The Company issued 1,193 warrants and paid approximately $1,669 as commission associated with this issuance and issued them at a 70% discount to market.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Back to Contents

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Document	Location

3.1	Amended and Restated By-laws of the Company dated March 23, 2004.	Filed herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(b) Reports on Form 8-K.

On February 27, 2004, the Company filed a current report on Form 8-K announcing a 1 for 7 reverse split of the Company’s Common Stock.

On May 5, 2004, the Company filed a current report on Form 8-K reporting an Item 2 event. The event involved a lien on all of the Company’s assets in connection with a $300,000 loan to the Company.

Back to Contents

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004	POWER EFFICIENCY CORPORATION (Registrant) By: /s/ Richard Koch
President and Chief Executive Officer

Date: May 14, 2004	By: /s/ Keith G. Collin
Chief Financial Officer (Principal Financial and Accounting Officer)