Form 10QSB
period 2004-06-30
POWER EFFICIENCY CORP
filed 2004-08-16
CIK 1024075

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004
                                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-31805

                          POWER EFFICIENCY CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                                  22-3337365
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


          35432 INDUSTRIAL ROAD                         (734) 464-6711
            LIVONIA, MI 48150                    (Issuer's Telephone Number,
 (Address of Principal Executive Offices)            Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of August 13, 2004 was 5,020,418.

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                  ---      ---

                          POWER EFFICIENCY CORPORATION
                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Condensed Balance Sheet as of June 30, 2004.....................     3

  Condensed Statements of Operations for the three months ended
   June 30, 2004 and 2003 and six months ended
   June 30, 2004 and 2003.........................................     4

  Condensed Statements of Cash Flows for the six months ended
   June 30, 2004 and 2003.........................................     5

  Notes to Condensed Financial Statements.........................    6-9

ITEM 2. Management's Discussion and Analysis
                       Or Plan of Operation ......................   10-13

ITEM 3. Controls and Procedures ...................................    13

Part II-- OTHER INFORMATION

ITEM 1. Legal Proceedings..........................................    14

ITEM 2. Changes in Securities and Use of Proceeds..................  14-16

ITEM 3. Defaults Upon Senior Securities.............................   16

ITEM 4. Submission of Matters to a Vote of Security Holders.........   16

ITEM 5. Other Information...........................................   16

ITEM 6. Exhibits and Reports on Form 8-K ...........................   17

Signatures..........................................................   18

Certification of Chief Executive Officer as Adopted.................   19

Certification of Chief Financial Officer as Adopted.................   20

Certification pursuant to Section 906 of Sarbanes-Oxley Act
 of 2002............................................................ 21-22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          POWER EFFICIENCY CORPORATION
                             CONDENSED BALANCE SHEET
                                    Unaudited

                                                                       June 30, 2004
                                                                       --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $     16,140
   Accounts receivable, net                                                  29,071
   Inventory, net of reserve                                                303,013
   Prepaid expenses and other current assets                                 76,117
                                                                       ------------
         Total Current Assets                                               424,341
                                                                       ------------

PROPERTY AND EQUIPMENT, Net                                                  84,157

OTHER ASSETS:
   Deposits                                                                  12,647
   Patents, net                                                              13,506
   Goodwill                                                               1,929,963
   Customer manuals and sales literature, net                                20,436
   Website, net                                                              13,033
                                                                       ------------
         Total Other Assets                                               1,989,585
                                                                       ------------
Total Assets                                                           $  2,498,083
                                                                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    643,692
   Accrued salaries and payroll taxes                                       176,675
   Customer deposits                                                         20,907
   Note payable-line of  credit                                             300,000
   Notes payable- former officer                                            105,000
                                                                       ------------

         Total Current Liabilities                                        1,246,274
                                                                       ------------
         Total Liabilities                                                1,246,274
                                                                       ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.001 par value, 10,000,000 shares
           authorized, 3,328,737 shares issued and outstanding                3,329
    Common stock, $.001 par value, 7,142,857 shares authorized,
               5,020,418 issued and outstanding                               5,020
    Additional paid-in capital                                           15,257,830
    Accumulated deficit                                                 (14,014,370)
                                                                       ------------
         Total Stockholders' Equity                                       1,251,809
                                                                       ------------
Total Liabilities and Stockholders' Equity                             $  2,498,083
                                                                       ============


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                          POWER EFFICIENCY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited

-----------------------------------------------------------------------------------------------------------------
                                     FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                           2004                 2003               2004               2003
                                  -------------------------------------------------------------------------------

REVENUES

  Product                               $    57,131        $    95,283        $   141,419        $   256,126
  Miscellaneous                               7,475               --               12,725               --
                                        -----------        -----------        -----------        -----------
   Total Revenues                       $    64,606        $    95,283        $   154,144        $   256,126


COMPONENTS OF COST OF PRODUCT
REVENUES:
   Material and labor                        26,614             43,556             67,794            118,265
   Allocated costs                           12,596             24,120             36,529             45,327
   Inventory obsolescence and
   other write-offs                            --               15,000             29,484             15,000
                                        -----------        -----------        -----------        -----------
         Total Cost of Revenues              39,210             82,676            133,807            178,592
                                        -----------        -----------        -----------        -----------
GROSS MARGIN                                 25,396             12,607             20,337             77,534

COSTS AND EXPENSES:
   Research and development                  94,103             99,712            208,297            212,100
   Selling, general and
     administration                         472,258            518,657            920,298            872,415
   Depreciation and amortization             18,982             30,825             37,502             64,410
                                        -----------        -----------        -----------        -----------
      Total costs and expenses              585,343            649,194          1,166,097          1,148,925
                                        -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                       (559,947)          (636,587)        (1,145,760)        (1,071,391)
                                        -----------        -----------        -----------        -----------
OTHER EXPENSE
   Interest expense                          (6,273)           (14,493)            (7,597)           (19,181)
                                        -----------        -----------        -----------        -----------
      Total Other Expenses                   (6,273)           (14,493)            (7,597)           (19,181)
                                        -----------        -----------        -----------        -----------
NET LOSS                                $  (566,220)       $  (651,080)       $(1,153,357)       $(1,090,572)
                                        -----------        -----------        -----------        -----------
BASIC LOSS PER COMMON SHARE             $      (.11)       $      (.64)       $      (.28)       $     (1.12)
                                        -----------        -----------        -----------        -----------
   WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING

                                          5,018,926          1,014,399          4,170,612            974,027
                                        -----------        -----------        -----------        -----------


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                          POWER EFFICIENCY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                      2004                    2003
                                                                                      ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                           $(1,153,357)       $(1,090,572)
Adjustments to reconcile net loss to net cash used for operating activities:

     Depreciation and amortization                                                      37,502             64,410
     Compensation expense                                                                 --               33,158
     Bad debt expense                                                                    5,493               --
     Inventory obsolescence reserve and other write-offs                                29,484               --
     Changes in assets and liabilities:
          (Increase) Decrease:
          Accounts receivable, net                                                       3,079             10,213
          Inventory                                                                     28,457             92,064
          Prepaid expenses and other current assets                                       (761)           (51,740)
          Increase (Decrease):
          Accounts payable and accrued expenses                                        144,564           (133,619)
          Customer deposits                                                             20,907               --
          Accrued salaries and payroll taxes                                           162,040             43,627
                                                                                   -----------        -----------
Net Cash Used for Operating Activities                                                (722,592)        (1,032,459)
                                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of fixed assets                                                     (21,576)            (6,160)
                                                                                   -----------        -----------
Net Cash Used for Investing Activities                                                 (21,576)            (6,160)
                                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from line of credit                                                 300,000            450,000
          Proceeds from issuance of equity securities, net of costs                    184,800            538,560
          Loans from (payments to) stockholders and former officers                    (10,000)            10,375
                                                                                   -----------        -----------
Net Cash Provided by Financing Activities                                              474,800            998,935
                                                                                   -----------        -----------

Decrease in cash and cash equivalents                                                 (269,368)           (39,684)

Cash and cash equivalents at beginning of period                                       285,508            257,708
                                                                                   -----------        -----------
Cash and cash equivalents at end of period                                         $    16,140        $   218,024
                                                                                   ===========        ===========

NON-CASH FINANCING TRANSACTIONS- Common stock issued in conjunction with the settlement of accounts payable and accrued salaries\ payroll\other
   expenses                                                                        $    37,400        $      --
                                                                                   ===========        ===========


      ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                          POWER EFFICIENCY CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report for the year ended December 31, 2003 on Form 10-KSB. The prior period per share amounts and weighted average number of shares have been adjusted for the one-for-seven reverse stock split effective March 1, 2004.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $723,000 from operations for the six months ended June 30, 2004, and lacks sufficient liquidity to continue its operations. During June of 2004, the Company suspended substantially all payments to employees and vendors until such time as additional financing can be raised.

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

                          POWER EFFICIENCY CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On February 25, 2004, the Company signed a formal letter of agreement with an investment banker. Under this letter, the Company appointed the investment banker as its exclusive representative through June 24, 2004, in an attempt to raise additional capital through equity issuance, debt financing or other types of financing for the Company. While the formal letter agreement has expired, the investment banker continues to represent the company under the same terms as the original agreement. However, there are no assurances that sufficient capital can be raised.

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

NOTE 4 -LINE OF CREDIT AGREEMENT

On April 20, 2004, the Company executed a $300,000 Note and related Security Agreement (the "Financing") with Summit Energy Ventures, LLC, the Company's controlling shareholder.

Pursuant to the terms of the Note, the Registrant received a $300,000 line of credit from Summit, all of which was drawn down during the quarter ended June 30, 2004. The outstanding balance of the Note was originally due on the earlier of (i) May 31, 2004, or (ii) at such time that the Borrower closed on a debt or equity financing of at least $300,000. The note has been subsequently amended so that it is due on the earlier of (i) August 31, 2004, or (ii) at such time that the Borrower closes on a debt or equity financing of at least $300,000. This line of credit is intended to be a bridge to additional outside financing which may be in the form of debt or equity (See Note 2).

During June, 2004, this note was assigned to Commonwealth Energy Corporation, a former member of Summit Energy Ventures LLC (see Note 7).

NOTE 5 -STOCK OPTION PLAN


In June of 2004 the Board of Directors of the Company approved a modification to the 2000 Stock Option and Restricted Plan ("2000 Plan"). The modified 2000 Plan increases the number of authorized shares from 614,286 to 5,000,000. The increase in options will be used as compensation and incentives for employees and non-employee directors.

                          POWER EFFICIENCY CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 -STOCKHOLDERS' EQUITY

During January and February 2004, the Company received approximately $162,800, net of fees, for the issuance of shares of Common Stock that were subscribed for prior to January 1, 2004. In January 2004, the Company received approximately $22,000, net of fees, for the issuance of shares of Common Stock that were subscribed for during January 2004.

On various dates during the six months ended June 30, 2004, the Company issued to the Chief Executive Officer shares of common stock totaling 18,001 for settlement related to deferred compensation and certain reimbursable expenses amounting to $29,000.

During February 2004, the Company issued 20,000 shares of common stock valued at $8,400 as part of a contract with an outside vendor.


NOTE 7  -  ISSUANCE OF SERIES A-1 CONVERTIBLE PREFERRED STOCK

On June 7, 2004 Summit Energy Ventures notified the Company that it had transferred 1,747,587 of the Company's preferred stock and 1,645,404 of the Company's common stock to Commonwealth Energy Corporation a former member of Summit Energy Ventures LLC.

NOTE 8- SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and the Vice President of Governmental Operations entered into individual modifications to their existing employment agreements with the Company. The Vice President of Operations also entered an agreement to modify his existing employment relationship with the Company. Under the terms of the new agreements, each individual ("Executive") agrees to reduce their current compensation levels and the Vice President of Finance, Vice President of Governmental Operations, and Vice President of Operations agrees to suspend the Division Incentive Plan, in exchange for additional stock options to be issued under the 2000 Plan (See Note 5). The total stock options to be issued to an Executive is based on a Compensation Reduction component and an Employee Incentive component. The number of stock options issued to an Executive under the Compensation Reduction component is calculated by multiplying five by the amount that their annual salary is reduced. These stock options vest ratably over a twelve month period. The number of stock options issued to an Executive under the Incentive Plan component equals 450,000 for the Chief Executive Officer and 200,000 for the other Executives. These stock options vest ratably over five years. All stock options issued have a ten year life and a strike price of $1.30 per share. The modified agreements resulted in an aggregate reduction of compensation totaling $418,200 and new options to be issued totaling 3,341,000.

                          POWER EFFICIENCY CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Board of Directors of the Company also approved an unconditional granting of an additional 305,000 stock options to non-executive employees. All current employees will receive stock options. The number issued to non-executives varies by position and ranges from 100,000 stock options to 10,000 stock options. These stock options vest ratably over five years, have a ten year life, and a strike price of $1.30 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors. The Registrant began generating revenues from sales of its patented Power Commander(R) line of motor controllers in late 1995.

RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
AND 2003.

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

REVENUES

Total revenues for the three months ended June 30, 2004, were approximately $65,000 compared to $95,000 for the three months ended June 30, 2003, a decrease of $30,000 or 32%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to delays in closing several government installations. The decrease in elevator and escalator sales are partially off-set by sales to new international distributors and revenue from a government grant. Sales to two new international distributors totaled approximately $8,400 during the three months ended June 30, 2004. Revenue of $7,475 was recognized for a government grant received associated with development expenses related to a medium voltage product application during the three months ended June 30, 2004.

Total revenues for the six months ended June 30, 2004, were approximately $154,000 compared to $256,000 for the six months ended June 30, 2003, a decrease of $102,000 or 40%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to delays in closing several government installations. The decrease in elevator and escalator sales are partially off-set by sales to new international distributors and revenue from a government grant. Sales to three new international distributors totaled approximately $39,500 during the six months ended June 30, 2004. Revenue of $12,725 was recognized for a government grant received associated with development expenses related to a medium voltage product application during the six months ended June 30, 2004.

COST OF PRODUCT REVENUES

Total cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the three months ended June 30, 2004 were approximately $39,000 compared to approximately $83,000 for the three months ended June 30, 2003, a decrease of $44,000 or 53%. As a percentage of product revenues, total costs of product revenues decreased to approximately 69% for the three months ended June 30, 2004 compared to approximately 87% for the three months ended June 30, 2003. The decrease in the costs as a percentage of product revenues was primarily due to a charge to inventory for obsolescence and other write-offs of approximately $15,000 for the three months ended June 30, 2003.

Total cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the six months ended June 30, 2004 were approximately $134,000 compared to approximately $179,000 for the six months ended June 30, 2003, a decrease of $45,000 or 25%. As a percentage of product revenues, total costs of product revenues increased to approximately 95% for the six months ended June 30, 2004 compared to approximately 70% for the six months ended June 30, 2003. The increase in the costs as a percentage of product revenues was primarily due to charges to inventory for obsolescence and other write-offs of approximately $30,000 for the six months ended June 30, 2004 compared to $15,000 for the six months ended June 30, 2003. Also, allocated costs were $37,000 for the six months ended June 30, 2004 compared to $45,000 for the six months ended June 30, 2003, a decrease of $8,000 or 18%. However, as a percentage of product revenue allocated costs were 26% for the six month ended June 30, 2004 compared to 18% for the six months ended June 30, 2003. The allocated costs as a percentage of product revenues increased as the allocated costs were absorbed by a lower amount of product revenues.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were approximately $94,000 for the three months ended June 30, 2004, as compared to approximately $100,000 for the three months ended June 30, 2003, a decrease of $6,000 or 6%. This decrease is mainly attributable to closing the New York facility and a cost reduction program implemented in the second half 2003, offset by a $26,000 charge during the three months ended June 30, 2004, related to laboratory testing done for further product development.

Research and development expenses were approximately $208,000 for the six months ended June 30, 2004, as compared to approximately $212,000 for the six months ended June 30, 2003, a $4,000 or a 2% decrease. This decrease is mainly attributable to closing the New York facility and a cost reduction program implemented in the second half 2003, offset by a $26,000 charge during the six months ended June 30, 2004, related to laboratory testing done for further product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were approximately $472,000 for the three months ended June 30, 2004, as compared to $519,000 for the three months ended June 30, 2003 a decrease of $47,000 or 9%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in sales consulting and travel related expenses.

Selling, general and administrative expenses were approximately $920,000 for the six months ended June 30, 2004, as compared to $872,000 for the six months ended June 30, 2003 an increase of $48,000 or 6%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs related to hiring additional sales staff and consulting fees related to the investment banking agreement with Pali Capital.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES: FOR THE SIX MONTHS ENDED JUNE 30, 2004

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities and using available lines of credit. As of June 30, 2004, the Registrant had cash and cash equivalents of $16,140.

Cash used for operating activities for the six months ended June 30, 2004 was $722,592, which consisted of: a net loss of $1,153,357; less depreciation and amortization of $37,502, bad debt expense of $5,493, inventory obsolescence reserve of $29,484, decreases in accounts receivable of $3,079, inventory of $28,457, increases in accounts payable and accrued expenses of $144,564, customer deposits of $20,907, accrued salaries and payroll taxes of $162,040. In addition, these amounts were partially offset by an increase in prepaid expenses of $761.

Net cash used for operating activities for the six months ended June 30, 2003 was $1,032,459, which consisted of: a net loss of $1,090,572; less depreciation and amortization of $64,410, compensation expense of $33,158, decreases in accounts receivable of $10,213, inventory of $92,064, and an increase in accrued salaries and payroll taxes of $43,627. In addition, these amounts were partially offset by increases in prepaid expenses and other current assets of $51,740 and decreases in accounts payable and accrued expenses of $133,619.

Cash used in investing activities for the six months ended June 30, 2004 was $21,576 compared with $6,160 in the six months ended June 30,2003. The amounts for both years consisted of the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2004 was $474,800, which primarily consisted of proceeds of $184,800 from the issuance of equity securities related to the Company's Reg "S" stock offering and $300,000 of proceeds from the Summit Energy Ventures line of credit. During the six months ended June 30, 2003, net cash provided from financing activities was $998,935, which primarily consisted of proceeds of $538,560 from the exercise of stock warrants and the issuance of equity securities and $450,000 of proceeds from the Summit Energy Ventures line of credit.

The Registrant expects to experience a reduction in overall expense during the next twelve months as compared to the prior twelve month period. The reduction is a result of cost cutting initiatives that include eliminating four positions and salary reductions of the Chief Executive Officer and four other senior executives. The salary reductions will be effective for a twelve month period beginning in August of 2004, and will aggregate to approximately $418,000. However, the registrant anticipates that operating expenses will continue to exceed anticipated revenues over the next twelve months, and therefore constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Registrant's liquidity requirements, management intends to sell additional equity or debt securities or obtain debt financing. The Registrant is also currently meeting with many different potential investors in an attempt to raise additional funds through private placements of equity or debt. However, there are no assurances that sufficient capital or debt can be raised.


CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

The Registrant anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Registrant's prepared expansion plan, it is the opinion of management that approximately $1.5 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months based on the current sales activity.

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

RECENT SALES OF UNREGISTERED SECURITIES -

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

In June 2004 Summit transferred 1,747,587 of the Company's Preferred Stock and 1,645,404 of the Company's Common Stock to Commonwealth Energy Corporation a former member of Summit Energy Ventures LLC.

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

On various dates from January 1, 2004 to June 30, 2004, the Company issued 18,001 shares of common stock to Richard Koch. The shares were issued in exchange for the cancellation of debt owed to Mr. Koch in the amount of $29,000. The issuances were exempt from registration under the Securities Act pursuant to Regulation D. Mr. Koch is the Chief Executive Officer and a director of the Company.

During February 2004, the Company issued 20,000 shares of common stock valued at $8,400 as part of a contract with an outside vendor. The issuance was exempt from registration under the Securities Act pursuant to Regulation D.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Nunber    Description of Document                                                        Location
 ------    -----------------------                                                        --------

 3.1       Amended and Restated By-laws of the Company dated March 23, 2004.              Filed herewith
 31.1      Certification by the Chief Executive Officer pursuant to Section 302 of the    Filed herewith
           Sarbanes-Oxley Act of 2002.
 31.2      Certification by the Chief Financial Officer pursuant to Section 302 of the    Filed herewith
           Sarbanes-Oxley Act of 2002.
 32.1      Certification by the Chief Executive Officer pursuant to Section 1350 of Filed herewith Chapter 63 of Title 18 of the United States Code
           (18 U.S.C. 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.
 32.2      Certification by the Chief Financial Officer pursuant to Section 1350          Filed herewith
           of Chapter 63 of Title 18 of the United States Code
           (18 U.S.C. 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

No 8-K reports were filed during the second quarter of 2004.

                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 POWER EFFICIENCY CORPORATION
                                 (Registrant)


Date:  August 16, 2004           By: /s/  Richard Koch
                                     -----------------
                                      President and Chief Executive Officer


Date:  August 16, 2004           By: /s/  Keith G. Collin
                                     --------------------
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)