Form 10QSB
period 2004-09-30
POWER EFFICIENCY CORP
filed 2004-11-15
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3900 Paradise Road, Suite 283 Las Vegas, NV 89109	(702) 697-0377
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of November 12, 2004 was 5,020,477.

Transitional Small Business Disclosure Format (check one):   Yes    ☐    No   ☒

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET

September 30, 2004

Unaudited

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,093
Accounts receivable, net	38,302
Inventory, net of reserve	289,868
Prepaid expenses and other current assets	83,723
Total Current Assets	412,986

PROPERTY AND EQUIPMENT, Net	29,139

OTHER ASSETS:
Deposits	12,647
Patents, net	13,257
Goodwill	1,929,963
Customer manuals and sales literature, net	17,029
Website, net	11,404
Total Other Assets	1,984,300

Total Assets	$2,426,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$802,408
Accrued salaries and payroll taxes	401,018
Customer deposits	6,983
Note payable—line of credit	300,000
Notes payable—former officer	105,000

Total Current Liabilities	1,615,409

Total Liabilities	1,615,409

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized authorized, 3,328,737 shares issued and outstanding	3,329
Common stock, $.001 par value, 7,142,857 shares authorized, 5,020,477 issued and outstanding	5,020
Additional paid-in capital	15,257,830
Accumulated deficit	(14,455,163)
Total Stockholders’ Equity	811,016

Total Liabilities and Stockholders’ Equity	$2,426,425

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2004	2003	2004	2003

REVENUES

Product	$46,585	$112,077	$188,005	$368,203
Miscellaneous	18,130	—	30,855	—

Total Revenues	$64,715	$112,077	$218,860	$368,203

COMPONENTS OF COST OF PRODUCT REVENUES:

Material and labor	20,712	67,364	88,505	185,629
Allocated costs	5,285	24,895	41,815	70,221

Inventory obsolescence and other write-offs	—	—	29,484	15,000

Total Cost of Revenues	25,997	92,259	159,804	270,850

GROSS MARGIN	38,718	19,818	59,056	97,353

COSTS AND EXPENSES:
Research and development	82,469	94,732	290,766	306,833
Selling, general and administration	378,030	913,174	1,288,327	1,785,589
Depreciation and amortization	18,007	25,290	55,510	89,700

Total costs and expenses	478,506	1,033,196	1,634,603	2,182,122

LOSS FROM OPERATIONS	(439,788)	(1,013,378)	(1575,547)	(2,084,769)

OTHER EXPENSE
Interest expense	(8,858)	(31,091)	(16,454)	(50,272)

Total Other Expenses	(8,858)	(31,091)	(16,454)	(50,272)

NET LOSS	$(448,646)	$(1,044,469)	$(1,592,001)	$(2,135,041)

BASIC LOSS PER COMMON SHARE	$(.09)	$(.82)	$(.36)	$(1.99)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,020,447	1,274,433	4,426,976	1,075,263

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended Sept. 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,592,001)	$(2,135,041)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	55,510	89,700
Issuance of stock and options for services	—	451,658
Deferred compensation expense	—	90,127
Bad debt expense	5,493	—
Inventory obsolescence reserve and other write-offs	29,484	—
Loss on sales of fixed assets	31,226	—
Changes in assets and liabilities (Increase) Decrease:
Accounts receivable, net	14,010	(19,859)
Inventory	40,518	132,058
Prepaid expenses and other assets	(13,481)	(31,413)
Increase (Decrease) in:
Accounts payable and accrued expenses	298,236	(61,102)
Customer deposits	6,983	—
Accrued salaries and payroll taxes	386,383	(146,008)
Net Cash Used for Operating Activities	(737,639)	(1,629,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(21,576)	(10,905)
Net Cash Used in Investing Activities	(21,576)	(10,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit (Notes payable)	300,000	850,000
Proceeds from issuance of equity securities, net of costs	184,800	976,928
Payments to stockholders and former officers	(10,000)	—
Net Cash Provided by Financing Activities	474,800	1,826,928

(Decrease) Increase in cash and cash equivalents	(284,415)	186,143

Cash and cash equivalents at beginning of period	285,508	257,708

Cash and cash equivalents at end of period	$1,093	$443,851
NON-CASH INVESTING AND FINANCING:
Common stock issued in conjunction with the settlement of accounts payable, accrued expenses and the conversion of stockholders note payable	$37,400	$466,875
Subscription Receivable	$—	$148,155

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2003 on Form 10-KSB.

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

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $738,000 from operations for the nine months ended September 30, 2004, and lacks sufficient liquidity to continue its operations indefinitely. During June 2004, the Company suspended substantially all payments to employees and vendors until such time as additional financing could be raised. At September 30, 2004, additional financing still had not been raised, raising substantial doubt about the Company’s ability to continue as a going concern. On October 27, 2004 additional financing was raised (see Note 8).

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. As of September 30, 2004 continuation of the Company as a going concern is dependent upon achieving profitable operations in the long-term and raising additional capital to support existing operations for at least the next twelve months. Management’s plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers.

On February 25, 2004, the Company signed a formal letter of agreement with an investment banker. Under this letter, the Company appointed the investment banker as its exclusive placement agent through June 24, 2004, in an attempt to raise additional capital through equity issuance, debt financing or other types of financing for the Company. While the formal letter agreement has expired, the investment banker continues to represent the company under the same terms as the original agreement. After September 30, 2004 financing was raised through this placement agent (see Note 8).

NOTE 3—NET LOSS PER SHARE

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

NOTE 4—LINE OF CREDIT AGREEMENT

On April 20, 2004, the Company executed a $300,000 Note and related Security Agreement (the “$300,000 Note”) with Summit Energy Ventures, LLC, the Company’s controlling shareholder at that time.

Pursuant to the terms of the $300,000 Note, the Registrant received a $300,000 line of credit from Summit, all of which was drawn down during the quarter ended June 30, 2004. During June, 2004, the $300,000 Note was assigned to Commonwealth Energy Corporation (“Commonwealth”), a former member of Summit Energy Ventures LLC and currently one of the Company’s largest shareholders (see Note 7).

The $300,000 Note was intended to be a bridge to additional outside financing in the form of debt or equity. The $300,000 Note is due at the earlier of (i) October 20, 2004, or (ii) at such time that the Borrower closed on a debt or equity financing of at least $300,000. Furthermore, the $300,000 Note originally required the Company to close a new round of financing by May 31, 2004. This requirement was later amended to require the Company to close a financing by August 31, 2004.

As of August 31, 2004, the Company had not closed a new round of financing and was therefore technically in default (see Item 3). Subsequent to September 30, 2004, the $300,000 Note was exchanged for notes that the company offered through its placement agent, Pali Capital (see Note 8 “Subsequent Events” as well as the Form 8-K filed on November 3, 2004). The notes offered through Pali Capital mature one year after issuance. Therefore, as of the date of this filing, the $300,000 Note is no longer outstanding and is not in default.

NOTE 5—STOCK OPTION PLAN

In June of 2004 the Board of Directors of the Company approved a modification to the 2000 Stock Option and Restricted Plan (“2000 Plan”). The modified 2000 Plan increases the number of authorized shares from 614,286 to 5,000,000, subject to the approval of the majority of the holders of the Company’s preferred stock. The increase in options will be used as compensation and incentives for employees, vendors, partners and non-executive directors.

NOTE 6—STOCKHOLDERS’ EQUITY

On various dates during the nine months ended September 30, 2004, the Company issued to the Company’s then Chief Executive Officer, Richard Koch (see “Item 2: Management Changes”), shares of common stock totaling 18,001 for settlement related to deferred compensation and certain reimbursable expenses amounting to $29,000.

During the quarter ended September 30, 2004, the number of outstanding shares of the Company’s common stock rose by 59 shares, from 5,020,418 to 5,020,477. The additional 59 shares were the result of rounding up shares exchanged by shareholders after the Company’s 7 for 1 reverse stock split which became effective March 1, 2004. Shareholders with a number of shares not evenly divisible by seven were given a number of shares rounded up to the nearest whole shares in the exchange.

NOTE 7—ISSUANCE OF SERIES A-1 CONVERTIBLE PREFERRED STOCK

On June 7, 2004 Summit Energy Ventures notified the Company that it had transferred 1,747,587 of the Company’s preferred stock and 1,645,404 of the Company’s common stock to Commonwealth Energy Corporation, a former member of Summit Energy Ventures LLC. This transfer makes Commonwealth Energy the Company’s single largest shareholder.

NOTE 8—SUBSEQUENT EVENTS

Financing

On October 27, 2004, the Registrant entered into a financing transaction in which the Registrant issued $1,464,806 in senior, secured notes (collectively the “Notes”, individually a “Note”). The payment for these Notes consisted of $1,150,000 in cash and the exchange of the $300,000 Note, the principal and accrued interest of which totaled $314,806. The Notes bear interest of 15% per annum. Interest due under the Notes will be payable quarterly, with the principal and final quarterly interest payment being due one year from the date of issuance. The Notes have a first security interest in all of the assets of the Company. However, the Company may grant a first security interest in its accounts receivable and inventory in order to obtain a line of credit in the ordinary course of business. In the event of and immediately upon the occurrence of an Event of Default (as defined in the Note, included in the Form 8-K filed by the company on November 3, 2004), the Notes shall become immediately due and payable without any action by the Holder and the Note shall bear interest until paid at the rate of 18% per annum or such amount as shall be allowed by law. The Registrant may issue more Notes (up to $2,500,000 total) under this offering up until December 31, 2004.

The holders of the Notes will promptly be issued 115,385 warrants for every $100,000 Note. With its issuance of $1,464,806 in Notes, the Registrant has issued, in aggregate, 1,690,168 warrants (the “Warrants”) with an exercise price of $0.65 per share. The Company will file a registration statement (the “Registration Statement”) to register the common shares issuable upon exercise of the Warrants within 60 days of the closing. The Warrants will have a five-year term and the Company will have the right to compel the exercise of the Warrants if the common stock trades at $1.65 for 10 consecutive trading days and the Registration Statement has been filed and becomes effective.

Pali Capital, a registered broker dealer and member of the National Association of Securities Dealers, Inc., served as the Registrant’s placement agent for this transaction. The Notes and Warrants sold were exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(2) of the Securities Act. For its work as the placement agent, Pali Capital has received a commission of $115,000 and 132,693 warrants with the same rights and provisions as the Warrants issued to the holders of the Notes. Should the Registrant issue more Notes under this offering, it will owe Pali a commission of 10% of gross proceeds of the Notes and an amount of warrants equal to 10% of the Warrants issued to investors in the Notes. However, there will be no fees on Notes and Warrants issued to any persons or entities that are the Registrant’s directors, affiliates, officers or employees.

Headquarter Changes and Restructuring

On October 5, 2004 the Company’s board of directors formally approved moving the Company’s headquarters from Livonia, Michigan to Las Vegas, Nevada. As of November 1, 2004, the Company’s facility in Livonia was vacated entirely and all administrative functions have moved to Las Vegas, the location of the Company’s CEO and Interim CFO.

The Company’s other functions, including research and development and managing manufacturing, have been moved to Carlstadt, New Jersey, where the company sublets 3,000 square feet of work space for, at present, no cash payment. Instead, the Company on November 2, 2004 issued 100,000 warrants with an exercise price of $0.65 per share as payment for subletting its space.

The Company’s financial results for the period ended September 30, 2004 reflect a charge of $86,736 for this restructuring and are included in selling, general and administration expenses.

Resignations and Reduction in Force

With the movement of the Company’s operations out of Michigan, the Company laid off most of the employees working at the Livonia facility. Other executives that had been working at the Livonia location resigned (see “Item 2: Management’s Discussion and Analysis: Management Changes”).

Employee and Vendor Settlements

Because of a lack of funding, the Company had not paid any employees for various periods of time before it received funding through the issuance of the Notes, as described above. The Company therefore owed many employees back salary, reflected on the balance sheet as “Accrued Salaries and Payroll Taxes”. The Company’s officers and directors negotiated settlements with some of the former and existing employees for smaller cash payments than the amount of accrued salaries reflected on the balance sheet on September 30, 2004. As of November 5, 2004 the company had reduced the cash payments owed to former and current employees by $77,467 in exchange for the issuance of 150,500 options and warrants, all with exercise prices of $0.65 per share. As of November 5, 2004 the Company was still negotiating with some former employees regarding accrued salaries, including the Company’s former CEO and another former officer. Because all employee back pay settlements occurred after September 30, 2004 or were contingent upon events that occurred subsequent to September 30, 2004 the accounting for these settlements will be reflected on the Company’s financials for the quarter ended December 31, 2004.

On October 18, 2004 the Company entered a settlement agreement with one of its former employees and one of its current vendors. The Company owed this employee $17,386 for accrued wages, expenses and commissions. The Company also owed the vendor $4,275 for services previously rendered. The Company’s former employee agreed to eliminate the debt owed him and agreed to assume the debt owed to the vendor in exchange for a) establishing the employee as a distributor with standard distributor-level pricing for the company and b) giving the employee an amount of the Company’s product and components worth $21,700, approximately the amounts owed. For this transaction the Company’s products and components were valued at the Company’s cost plus approximately a 30% markup. Because this settlement agreement occurred after September 30, the accounting for these settlements will be reflected on the Company’s financials for the quarter ended December 31, 2004.

Management Stock Options and Compensation

In its quarterly report for the quarter ended June 30, 2004, the Company reported that it planned to grant nearly 4,000,000 options to executives, employees and non-executive directors. The company did not grant any of these planned options because executive resignations and layoffs occurred prior to the time when the options were to be granted. (For more information on management changes, see “Item 2: Management’s Discussion and Analysis: Management Changes”.)

As of November 5, 2004 all of the Company’s employees, including its senior executives, have agreed to accept salaries of $5,000 per month or less. Between September 30 and November 5, 2004, the Company granted a total of 2,375,000 incentive and non-qualified stock options to six executives and 50,000 additional options to two non-executive directors. All these stock options have exercise prices of $0.65 per share. The Company has not, as of November 5, 2004, entered into any new employment agreements with any executives. The Company currently only has an employment agreement with its founder and chief technology officer. The Company may, however, enter into employment agreements with other executives in the future.

Single Phase Licensing Agreement

On October 27, 2004 the Company entered into a licensing agreement (the “Licensing Agreement”) with Commerce Energy Group (“CEG”), the parent of Commonwealth Energy Corporation, the Company’s largest shareholder as of November 5, 2004. The Company agreed to give CEG an exclusive license to use its single phase technology to develop, market and sell products based upon this technology. The Licensing Agreement will not be effective until 90 days after October 27, and during this period the Company can nullify the Licensing Agreement by returning all principal and interest owed to CEG for its Notes. This amount was $314,806 as of October 27. The Licensing Agreement is for ten years with a three year extension (at which time the Company’s patent expires), and provides the Company an opportunity to buyout the license in the future for the amount of funds invested if CEG has not successfully sold at least 1,000 units within five years of the beginning of the Licensing Agreement. The Licensing Agreement provides the Company a royalty equivalent to 5% of the net profits from CEG’s sales of products utilizing the single phase technology.

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

RESULTS OF OPERATIONS: FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

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

MANAGEMENT CHANGES

The Company made an 8-K filing on September 27, 2004 regarding management changes. Mr. Richard Koch resigned on August 27, 2004 from his position as CEO and as a director of the Company. Mr. Keith Collin resigned his position as CFO on August 30, 2004. On August 31, 2004 the Company’s board of directors accepted the resignations of these officers and appointed Mr. Leonard Bellezza, a director, to be interim chief executive officer to handle the immediate needs of the company and transition it to the new management structure. On September 7, 2004, the board added to the management team by appointing Mr. Steven Strasser, Mr. Leonard Bellezza and Mr. John (“BJ”) Lackland to be chief executive officer, general manager, and interim chief financial officer, respectively. All of these new members of the management team had been directors of the Company for no less than eighteen months prior to their appointments in management roles.

The Registrant has not, as of the date of this filing, entered into any employment agreements with Mr. Strasser, Mr. Bellezza or Mr. Lackland. (For more information on management changes and compensation, see “Note 8: Subsequent Events: Management

Stock Options and Compensation” and the Form 8-K filed on September 27, 2004.)

REVENUES

Total revenues for the three months ended September 30, 2004, were approximately $65,000 compared to $112,000 for the three months ended September 30, 2003, a decrease of $47,000 or 42%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to delays in closing several government installations and sales to the private sector. The decrease in elevator and escalator sales is partially off-set by sales to new international distributors. Sales to two new international distributors totaled approximately $1,500 during the three months ended September 30, 2004. Revenue of $18,000 was recognized for a government grant received associated with development expenses related to a medium voltage product application during the three months ended September 30, 2004.

Total revenues for the nine months ended September 30, 2004, were approximately $219,000 compared to $368,000 for the nine months ended September 30, 2003, a decrease of $149,000 or 40%.  This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to delays in closing several government installations and sales to the private sector. The decrease in elevator and escalator sales is partially off-set by sales to new international distributors and revenue from a government grant. Sales to three new international distributors totaled approximately $41,000 during the nine months ended September 30, 2004. Revenue of $30,725 was recognized for a government grant received associated with development expenses related to a medium voltage product application during the nine months ended September 30, 2004.

COST OF PRODUCT REVENUES

Total cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the three months ended September 30, 2004 were approximately $26,000 compared to approximately $92,000 for the three months ended September 30, 2003, a decrease of $66,000 or 72%. As a percentage of product revenues, total costs of product revenues decreased to approximately 56% for the three months ended September 30, 2004 compared to approximately 82% for the three months ended September 30, 2003. The decrease in the costs as a percentage of product revenues was primarily due to a non-recurring charge to inventory for obsolescence and other write-offs for the three months ended September 30, 2003. Also, revenues for the quarter were comprised mostly of distributor sales as compared to direct sales which command a higher gross profit percentage.

Total cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the nine months ended September 30, 2004 were approximately $160,000 compared to approximately $271,000 for the nine months ended September 30, 2003, a decrease of $111,000 or 41%. As a percentage of product revenues, total costs of product revenues increased to approximately 85% for the nine months ended September 30, 2004 compared to approximately 74% for the nine months ended September 30, 2003. The increase in the costs as a percentage of product revenues was primarily due to charges to inventory for obsolescence and other write-offs of approximately $30,000 for the nine months ended September 30, 2004 compared to $15,000 for the nine months ended September 30, 2003. Also, allocated costs were

$42,000 for the nine months ended September 30, 2004 compared to $70,000 for the nine months ended September 30, 2003, a decrease of $28,000 or 40%. However, as a percentage of product revenue allocated costs were 22% for the nine months ended September 30, 2004 compared to 19% for the nine months ended September 30, 2003. The allocated costs as a percentage of product revenues increased as the allocated costs were absorbed by a lower volume of product revenues.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $82,000 for the three months ended September 30, 2004, as compared to approximately $95,000 for the three months ended September 30, 2003, a decrease of $13,000 or 14%.  This decrease is mainly attributable to closing the New York facility and a cost reduction program implemented in the second half 2003, offset by $26,000 related to laboratory testing done for further product development.

Research and development expenses were approximately $291,000 for the nine months ended September 30, 2004, as compared to approximately $307,000 for the nine months ended September 30, 2003, a $16,000 or a 5% decrease. This decrease is mainly attributable to closing the New York facility and a cost reduction program implemented in the second half 2003, offset by $26,000 related to laboratory testing done for further product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $378,000 for the three months ended September 30, 2004, as compared to $913,000 for the three months ended September 30, 2003 a decrease of $535,000 or 59%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in sales, consulting and travel related expenses and a reduction in the number of employees. Restructuring costs represent approximately $85,000 of the total selling, general and administrative expenses for the three months ended September 30, 2004.

Selling, general and administrative expenses were approximately $1,288,000 for the nine months ended September 30, 2004, as compared to $1,786,000 for the nine months ended September 30, 2003 a decrease of $498,000 or 28%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in sales, consulting and travel related expenses and a reduction in the number of employees. Restructuring costs represent approximately $85,000 of the total selling, general and administrative expenses for the nine months ended September 30, 2004.

Financial Condition, Liquidity, and Capital Resources: For the Nine months ended September 30, 2004

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities and using available lines of credit. As of September 30, 2004, the Registrant had cash and cash equivalents of $1,093.

Cash used for operating activities for the nine months ended September 30, 2004 was $737,639 which consisted of: a net loss of $1,592,001; less depreciation and amortization of $55,510, bad debt expense of $5,493, inventory obsolescence reserve of $29,484, loss on sale of fixed assets of $31,226, decreases in accounts receivable of $14,010, inventory of $40,518, increases in prepaid expenses and other assets of $13,481, accounts payable and accrued expenses of $298,236, customer deposits of $6,983 and accrued salaries and payroll taxes of $386,383.

Net cash used for operating activities for the nine months ended September 30, 2003 was $1,629,880, which consisted of: a net loss of $2,135,041; less depreciation and amortization of $89,700, deferred compensation expense of $90,127, issuance of stock and options for services of $451,658, increases in accounts receivable of $19,859, prepaid expenses and other assets of $31,413. In addition, these amounts were partially offset by decreases in inventory of $132,058, accounts payable and accrued expenses of $61,102 and accrued salaries and payroll taxes of $146,008.

Cash used in investing activities for the nine months ended September 30, 2004 was $21,576 compared with $10,905 in the nine months ended September 30, 2003.  The amounts for both years consisted of the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $474,800, which primarily consisted of proceeds of $184,800 from the issuance of equity securities related to the Company’s Reg “S” stock offering and $300,000 of proceeds from the Summit Energy Ventures line of credit.  This was partially offset by payments to a former officer of $10,000. During the nine months ended September 30, 2003, net cash provided from financing activities was $1,826,928, which primarily consisted of proceeds of $976,928 from the exercise of stock warrants and the issuance of equity securities and $850,000 of proceeds from the Summit Energy Ventures line of credit.

The Registrant expects to experience a reduction in overall operating expenses during the next six months as compared to the prior twelve month period. The reduction is a result of cost cutting initiatives that include eliminating the Livonia, Michigan facility, reducing the staff headcount, reducing the salaries of several of the existing employees, and hiring personnel at lower salary levels. However, the registrant anticipates that operating expenses will continue to exceed anticipated revenues for at least the next six months, and therefore constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Registrant’s liquidity requirements, management has raised $1.15 million in new capital through the issuance of debt securities. The Company may raise additional capital through this offering until December 31, 2004. However, there are no assurances that sufficient capital or debt can be raised. (See Note 8 to the financial statements, “Financing”.)

Cash Requirements and Need for Additional Funds

The Registrant anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Registrant’s prepared expansion plan, it is the opinion of management that as of November 5, 2004, at least $750,000 will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months based on the current sales activity and growth plan.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings. However, subsequent to the end of the quarter ended September 30, 2004, the Company was involved in litigation with the landlord of its leased office space located at 35432 Industrial Road, Livonia, Michigan. The landlord demanded eviction and payment of prior outstanding rents.  The Company denied the need for eviction, since it had voluntarily vacated the premises pursuant to what it claimed to be an agreement with the landlord first entered into in September 2004.  The landlord denied the existence of such a September agreement for voluntary evacuation and termination of the lease.

The Company filed an Answer, Affirmative Defenses and Brief in Support of its positions with the Court.  Following negotiation with counsel, the eviction case was dismissed with the payment by the Company of $15,641.16, the amount of the lease payments for September and October 2004.  The premises are now vacated. Under the lease, the Company provided a Security deposit of $12,146.66 to the landlord.  The Company’s position is that the entire security deposit is owed to the Company.

The landlord may take the position that the Company owes some or all rents for the balance of the original term of the lease, which would have run several more years.  The Company would vigorously contest that position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of the date of this filing, the Company is not in default of any senior securities.

However, during the quarter ended September 30, 2004, the Company was in technical default on the $300,000 Note mentioned in Note 4 to the financial statements. The $300,000 Note, as amended, required the Company to close a financing by August 31. The Company did not close a financing by that date and was therefore in default. Commonwealth, the owner of the $300,000 Note and one of the Company’s largest shareholders, never sent the Company a notice of default nor made any attempted to foreclose on the Company.

On October 27, 2004, Commonwealth exchanged the $300,000 Note for $314,806 in senior notes that the Company offered through its placement agent, Pali Capital (see Note 8 “Subsequent Events” as well as the Form 8-K filed on November 3, 2004). The notes offered through Pali Capital mature one year after issuance. Therefore, as of the date of this filing, the $300,000 Note is no longer outstanding and the Company is not in default upon any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Document	Location

10.1	Licensing Agreement with Commerce Energy Group.	Filed herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Chief Financial Officer pursuant to Section	Filed herewith

302 of the Sarbanes-Oxley Act of 2002.
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

Filed herewith

(b) Reports on Form 8-K.

On September 27, 2004 the Company filed a current report on Form 8-K announcing a change in directors or principal officers.

On November 5, 2004 the Company filed a current report on Form 8-K announcing the creation of a direct financial obligation.

SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION
(Registrant)

Date: November 12, 2004	By:	/s/ Steven Strasser
Chief Executive Officer

Date: November 12, 2004	By:	/s/ John Lackland
Interim Chief Financial Officer (Principal Financial and Accounting Officer)