Form 10KSB
period 2004-12-31
POWER EFFICIENCY CORP
filed 2005-03-31
CIK 1024075

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-31805

Power Efficiency Corporation

(Name of Small Business Issuer in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3900 Paradise Road, Suite 283 Las Vegas, NV	89109
(Address of Principal Executive Offices)	(Zip Code)

(702) 697-0377

(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value

(Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer’s revenues for the year ended December 31, 2004 were $284,373.

As of March 11, 2005, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $565,913. This amount is based on the closing price of $0.30 per share for the registrant’s stock as of such date.

On March 11, 2005 there were 5,020,477 shares of the registrant’s common stock outstanding.

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

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Registrant’s line of Power Commander® products; the Registrant’s ability to expand and/or modify its line of Power Commander® products on an ongoing basis; general demand for the Registrant’s products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Registrant’s negative net tangible book value; the Registrant’s negative cash flow from operations; delays or errors in the Registrant’s ability to meet customer demand and deliver Power Commander® products on a timely basis; the Registrant’s lack of working capital; the Registrant’s need to upgrade its facilities; changes in laws and regulations affecting the Registrant and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; local and global uncertainties created by the terrorist acts of September 11th and the current war against terrorism; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. See “Management’s Discussion and Analysis or Plan of Operation.” Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

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

i

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

ii

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

Three-Phase Power Commander®

The initial market for the Three-Phase Power Commander® is the elevator and escalator industry, although the Registrant is actively marketing this product to other industries such as the plastics manufacturing, crude oil, and forest products industries. According to the Freedonia Group, the U.S. elevator and escalator industry is estimated at $11 billion, and growing at a rate of 6.5% annually.   Extrapolating from trade journals (e.g. Elevator World Source Book 2001-2002), there are approximately 854,000 elevators and 45,400 escalators in operation in the U.S. and Canada in 2004. Additionally, approximately 24,725 new elevators and 1,400 new escalators, respectively, are installed annually in the domestic market.  The installed base of escalators and the 350,000 elevators that have motor-generator sets are potential candidates for the retrofit of the Three-Phase Power Commander®. The Registrant is currently conducting tests with a major hotel chain to determine if the Three-Phase Power Commander® will save energy on hydraulic elevators, which represent approximately 373,000 of the total installed base of elevators and is the largest and fastest growing segment of new elevator installations.

Industries that operate other equipment such as conveyor systems, machine tools, mining equipment, crude oil pumps, metal stamping presses, etc., are believed to be viable target markets for the Three-Phase Power Commander® and the Registrant is seeking to build its base of Original Equipment Manufacturers (“OEM”), distributors, and manufacturer representatives to address these markets.

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

The Registrant has an exclusive licensing agreement with one of its shareholders for the single phase technology, which is the back bone of the Single-Phase Power Commander®.  (See Note 13 to the Financial Statements)

Registrant’s Motor Starter Product

The Registrant’s motor starter product is designed to soft start a motor, which saves energy and protects the motor, and has the capacity to act as a remote-switching device. The expected release date of this product is uncertain at this time as the Registrant’s R&D efforts are currently focusing on the development of its medium voltage and single phase controllers.

Marketing and Sales

The Registrant’s marketing efforts for the Power Commander® have been concentrated in the elevator and escalator industry; national electrical supply houses; large real estate property management companies; the oilfield supply industry; and public transportation systems.  Other customers and end users of the Registrant’s products include retail chains, hotels, manufacturers and federal government facilities.

As the Registrant’s operations are scaled up and revenues from the sale of the Power Commander® grow, the Registrant intends to simultaneously (i) market the Power Commander® through OEMs to other compatible industries such as conveyor and production line systems, machine tools and other industrial applications,  (ii) expand its direct sales force, develop a network of distributors and manufacturer representatives to reach the end users who receive the most benefit from the Registrants controllers, and (iii) continue to develop and market new products (medium voltage controller, improved single phase controller, motor starter product) using a direct sales force, distributors and manufacturer representatives.

Manufacturing

The Registrant has an arrangement with a manufacturer in the electronics industry, Q.C. Corporation d/b/a System Controls. System Controls manufactures units for the Registrant on an as-needed basis. Under the arrangement, the Registrant issues a purchase order to System Controls that outlines, among other things, the number of units to be manufactured and the price per unit. System Controls is under no obligation to accept the order and the Registrant is under no obligation to use System Controls for its manufacturing needs. Management believes the arrangement between the Registrant and System Controls has been mutually beneficial to both parties and expects that the relationship will continue.   Management also believes that System Controls has the ability to meet their production needs and the Registrant would be successful in finding alternative manufacturers should System Controls not be available to manufacture product.

Product cost-reduction efforts are, and will remain, an objective of the Registrant. One key element of the program includes an aggressive manufacturing and engineering effort to reduce production cycle times as well as material and processing costs. A second element of the program is to out-source production operations. The Registrant out sources the assembly of printed circuit boards to qualified suppliers with automated assembly and test equipment, which reduces costs and ensures quality. As the product volumes increase, the Registrant expects to recognize favorable purchasing economies, increased labor efficiencies and improved overhead absorption. In addition, the Registrant is continuing to evaluate additional sources of contract manufacturing in order to reduce production costs further.

Competition

The principal competitive factors in the Registrant’s markets include innovative product design, return on investment from energy savings, product quality, product performance, utility rebate acceptance, established customer relationships, name recognition, distribution and price.

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

Three-Phase Competition. Although the Registrant has not completed any formal market study, the Registrant believes its Three-Phase Power Commander® has the following competitive advantages:

•                  The Power Commander® is the only device management is aware of that combines soft start features with energy savings features in a single integrated unit that is CSA and CE certified and achieves energy savings levels of up to 15% to 35%;

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

High Efficiency Motors.  Insofar as high efficiency motor replacement is concerned, management believes that the energy savings gain attributable to high efficiency motors is materially lower than that of the Power Commander® on underloaded motor applications. In addition, the in-rush amperage needed to start an energy efficient motor is many times higher than that needed to start a conventional motor. This factor is made worse because the purchase of a new motor does not provide a soft starting capability without the purchase of a separate soft start device.

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

Customers

The Registrant currently does business with approximately 30 customers. Of this number, four, including KONE, Inc., The George Washington University, The May Department Stores, and Weibermachine, presently account for approximately 60% of the Registrant’s gross revenues. In light of the Registrant’s intentions to focus its business on OEMs in the elevator, oil field pump and manufacturing industries, the Registrant is, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect upon the Registrant’s business.

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

Government Regulation

The Registrant is not required to be certified by any government agencies. However, the Registrant’s products are manufactured to comply with specific Underwriters’ Laboratory codes that meet national safety standards. Presently, the Registrant’s products comply with UL 508 Industrial Control Equipment and the Registrant has also received certification meeting CSA (Canadian Standards Association) CSA-B44.1-96/ASME-17.5-1996 Elevator and Escalator Electrical Equipment. Registrant’s products are also CE compliant. The CE certificate number is C1282PEC1.TLS.doc. The Department of Commerce does not require the Registrant’s technology to be certified for export. The Registrant’s industrial code is 421610 and the SIC code is 5063.

Deregulation of Electrical Energy

Sales of the Registrant’s product are not dependant on continued deregulation of the electrical energy market as the Registrant’s product can be sold in regulated and deregulated markets.

Research and Development

The Registrant intends to continue its research and development effort to introduce new products based on the Power Commander® solid-state technology. Towards this end, the Registrant spent $338,955 and $420,376 in fiscal years 2004 and 2003, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Registrant’s foreseeable research and development activities will be on digitization and motor starter and single phase unit commercialization.

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

Employees

At the date of this document, the Registrant employs 5 people on a full time basis.  Of this number, one is engaged in accounting and finance, one in operations management, one in sales and marketing and two in research, development and technology support. In addition, the Registrant has a management agreement with Northwest Power Management that provides additional human resources, including the Registrant’s Chief Executive Officer, Interim Chief Financial Officer and an administrator (See Note 14 to the Financial Statements). At such time as business conditions dictate, the Registrant may hire additional personnel for, among other things, increased production, marketing and sales. The Registrant has no collective bargaining agreements and considers its relationship with its employees to be good. The Registrant utilizes consultants in the areas of manufacturing engineering, marketing and financing and strategy on an ongoing basis.

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

Limited Operating History, Manufacturing and Distribution Arrangements

To date, and principally attributable to a lack of working capital, the Registrant’s operations have been limited in scale. Although the Registrant has an arrangement with a production facility, has established relationships with suppliers, and received contracts for its products, the Registrant may experience difficulties in production scale-up, inventory management, product distribution and obtaining and maintaining working capital until such time as the Registrant’s operations have been scaled-up to normal commercial levels. There can be no assurance that the Registrant will operate profitably.

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

Sales and Marketing Risks

The Registrant’s products have been distributed primarily through OEMs. The Registrant’s future growth and profitability will depend upon the successful development of business relationships with additional OEMs, manufacturing representatives and distributors and their ability to penetrate the market with the Registrant’s products.

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

Possible Resales under Rule 144

Of the 5,020,477 shares of the Registrant’s common stock outstanding on March 11, 2005, 1,596,890 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares that were originally issued in transactions that were exempt from registration under the Securities Act, which shares were, over time, resold pursuant to Rule 144, as set forth below.

The remaining 3,423,587 shares of the Registrant’s common stock outstanding are restricted securities as defined in Rule 144 under the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

In addition, as of March 1, 2005 the Registrant has approximately 2,689,355 common stock purchase warrants outstanding and has approximately 2,989,731 common stock options outstanding. Neither the granting of options nor the issuance of warrants have been registered under the Securities Act, but may, under certain circumstances, be available for public sale in the open market pursuant to Rule 144, subject to certain limitations.

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

Common Stock Price Volatility

The Company’s common stock is traded on the National Association of Securities Dealers’ Over the Counter Bulletin Board (“OTCBB”), under the symbol “PEFF”.  There can be no assurance that a regular market for the Company’s common stock will be sustained.  The OTCBB offers less trading liquidity than NASDAQ.  Quotes for securities traded on the OTCBB are not as widely available as are those for NASDAQ.  Therefore, this lack of readily available price information may impair the ability of holders of common stock to resell their securities.  The trading prices of the common stock could be subject to wide fluctuations in response to quarterly variations in the Company’s operating results, announcements by the Company or others, developments affecting the Company, or other events or factors.  In addition, the stock market has experienced extreme price and volume fluctuations in recent years.  These fluctuations have had a substantial effect on the market price for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market price for the Company’s common stock.

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

Limitation on Directors’ Liabilities under Delaware Law

Pursuant to the Registrant’s Certificate of Incorporation, directors of the Registrant are not liable to the Registrant or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

Outstanding Options and Warrants

As of March 1, 2005, the Company has reserved 71,429 shares of its common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the Company’s 1994 Stock Option Plan (hereinafter the “1994 Plan”), of which options to purchase an aggregate of 66,232 shares are outstanding.  Furthermore, as of the same date the Company has reserved 5,000,000 shares of its common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the Company’s 2000 Stock Option and Restricted Stock Plan (hereinafter the “2000 Plan”), of which options to purchase an aggregate of 3,356,500 shares are outstanding.  The outstanding options have a weighted average exercise price of $2.00.  As of March 1, 2005, the Company has issued warrants exercisable for 2,689,355 shares of common stock to financial consultants, investors, former employees and other business partners, having a weighted average exercise price of $0.77 and expiring on various dates from August 1, 2005 to December 31, 2011.

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

Issuance of Convertible Preferred Stock with Anti-Dilution Provisions and Superior Liquidation Preference

In 2002, the Registrant issued 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures for a purchase price of $2,500,000. In October 2003, the Registrant issued an additional 982,504 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures when Summit converted principal and interest of $1,046,896 that was outstanding under a convertible note the Registrant issued to Summit in May 2003. The Series A-1 Convertible Preferred Stock provides the holders of the Series A-1 Convertible Preferred Stock with protection against dilution. In the event that the Registrant issues shares at a price less than $1.281 per share, the conversion rights of the Series A-1 Convertible Preferred Stock will be adjusted so that the Series A-1 Convertible Preferred Stock can convert into such number of shares that Summit would have received had it bought common stock at such lower price. Currently, the conversion rights of the Series A-1 Convertible Preferred Stock entitle the holder of the Series A-1 Convertible Preferred Stock to receive 0.83 shares of common stock for each share of Series A-1 Convertible Preferred Stock.  If all of the Registrant’s outstanding shares of Series A-1 Convertible Preferred Stock were converted into common stock today, the holder of the Series A-1 Convertible Preferred Stock would receive 2,768,849 shares of common stock.

In the event of a Liquidation Event (as defined in the Certificate of Designation of the Series A-1 Convertible Preferred Stock which includes a winding up of the Registrant, a sale of substantially all of the Registrant’s assets, and certain mergers and consolidations) the holders of the Series A-1 Convertible Preferred Stock are entitled to two times the price paid by Summit for such stock.  Thereafter, the remaining corporate assets would be distributed among the holders of common stock and Series A-1 Convertible Preferred Stock on a pro rata basis. The existence of the Series A-1 Convertible Preferred Stock’s anti-dilution provisions may reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which the Registrant could obtain additional capital may be adversely affected by the Series A-1 Convertible Preferred Stock’s anti-dilution provisions and superior liquidation preference.

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

No Key Man Insurance

The Registrant presently has no key man life insurance policies. As soon as practicable following the commencement of profitable operations and ongoing positive cash flow (of which there can be no assurance), the Registrant intends to purchase key man life insurance on the lives of its two principal executive officers, Steven Strasser and Nicholas Anderson. Upon purchase of such insurance, the Registrant intends to pay the premiums and be the sole beneficiary. The lack of such insurance may have a material adverse effect upon the Registrant’s business.

Line of Credit

At the present time, the Registrant does not have a bank line of credit.

Item 2.                                   Description of Property

The Registrant’s corporate office space is located at 3900 Paradise Road, Suite 283, Las Vegas, Nevada 89109 and shared with a major investor in the Registrant, Summit Energy Ventures, LLC. On October 5, 2004 the Company’s board of directors formally approved moving the Company’s headquarters from Livonia, Michigan to Las Vegas, Nevada. As of November 1, 2004, the Company’s facility in Livonia was vacated entirely and all administrative functions have moved to Las Vegas, the location of the Company’s Chief Executive Officer and Interim Chief Financial Officer. The Company’s other functions, including research and development and managing manufacturing, were temporarily moved to Carlstadt, New Jersey, where the company as of December 31, 2004 sublet 3,000 square feet of work space for no cash payment.  Instead, the Company on November 2, 2004 issued 100,000 warrants with an exercise price of $0.65 per share as payment for subletting its space.  The Company is currently in litigation with the owners of the Livonia, Michigan property that the Company vacated in 2004.  The Company has accrued a reserve for the estimated loss in relation to the settlement of the litigation. The Company plans on leasing additional office space and facilities in Las Vegas, Nevada and Floral Park, New York in Early 2005. (See Note 22 to the Financial Statements)

Item 3.                                   Legal Proceedings

The Registrant is currently in litigation with the owners of property in Livonia, Michigan that the Registrant vacated in 2004.  See Item 2 Description of Property above.

PART II

Item 5.                                   Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Registrant’s common stock is thinly traded on the National Association of Securities Dealers’ Over the Counter Bulletin Board (“OTCBB”) under the symbol “PEFF”.

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2004 and December 31, 2003, as reported by Yahoo.com and Pink Sheets LLC, respectively.  On March 1, 2004, the Company effected a one for seven reverse stock split.  The numbers below and throughout this Form 10-KSB have been retroactively restated to reflect this reverse split.

Twelve months Ended December 31, 2003	High	Low
October 1, 2003 — December 31, 2003	$8.68	$3.64
July 1, 2003 — September 30, 2003	8.96	5.46
April 1, 2003 — June 30, 2003	9.31	4.97
January 1, 2003 — March 31, 2003	8.82	4.90

Twelve months Ended December 31, 2004	High	Low
October 1, 2004 — December 31, 2004	$1.00	$0.21
July 1, 2004 — September 30, 2004	0.67	0.28
April 1, 2004 — June 30, 2004	1.50	0.61
January 1, 2004 — March 31, 2004	5.04	0.90

As of March 11, 2005, there were 116 shareholders of record of the Registrant’s common stock.

The Registrant has not paid dividends on its common stock since its incorporation on October 19, 1994. The Registrant does not expect to pay cash dividends on its common stock in the foreseeable future. The Registrant intends to invest funds otherwise available for dividends, if any, on improving the Registrant’s capital assets.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,322,392	$0.77	0
Total	1,322,392	$0.77	0

1,322,392 warrants and options have been issued to non-employee consultants who have provided services to the Registrant.  Of this amount, 750,699 warrants were for vendor settlements and 132,693 warrants were for commissions and services, and 439,000 options issued for vendor settlements.

The Registrant maintains a Stock Option Equity Compensation Plan.  (See Note 12 to the Financial Statements)

Recent Sales of Unregistered Securities

Sales Made to Summit Energy Ventures

The following details several different sales of unregistered securities the Registrant made to Summit Energy Ventures, LLC, a private equity firm specializing in energy related technologies (“Summit”).  All of the sales were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 4(2) of the Securities Act.

In June 2002, the Company issued 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures for a purchase price of $2,380,000 (net of issuance costs of $120,000).  In October 2003, the Company issued an additional 982,504 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures when Summit converted principal and interest of $1,046,896 that was outstanding under a convertible note the Company issued to Summit in May 2003.

The Series A-1 Convertible Preferred Stock provides the holders of the Series A-1 Convertible Preferred Stock with protection against dilution.  In the event that the Company issues shares at a price less than $1.281 per share, the conversion rights of the Series A-1 Convertible Preferred Stock will be adjusted so that the Series A-1 Convertible Preferred Stock can convert into such number of shares that Summit would have received had it bought common stock at such lower price.  Furthermore, the conversion rights of the Series A-1 Convertible Preferred Stock will also be adjusted in the event that any shares, warrants, options or promissory note is issued with a price or conversion price less than $1.281 per share.  The Company has asked for and received on October 11, 2004, a waiver of these anti-dilution rights so that the issuance of up to a specific number of options and warrants with exercise prices of no less than $0.65 per share will not trigger these anti-dilution rights. Currently the conversion rights of the Series A-1 Convertible Preferred Stock entitle the holder to receive 0.83 shares of common stock for each share of Series A-1 Convertible Preferred Stock.  If all of the Company’s outstanding shares of Series A-1 Convertible Preferred Stock were converted into common stock today, the holder would receive 2,768,849 shares of common stock.

In the event of a Liquidation Event, the holders of the Series A-1 Convertible Preferred Stock are entitled to two times the price paid by Summit for such stock.  Thereafter, the remaining corporate assets would be distributed among the holders of common stock and Series A-1 Convertible Preferred Stock on a pro rata basis.  The existence of the Series A-1 Convertible Preferred Stock’s anti-dilution provisions may reduce the percentage of common stock held by the public stockholders.  Furthermore, the terms on which the Company could obtain additional capital may be adversely affected by the Series A-1 Convertible Preferred Stock’s anti-dilution provisions and superior liquidation preference.

On June 7, 2004, Summit Energy Ventures notified the Company that it had transferred 1,747,587 of the Company’s Series A-1 Convertible Preferred Stock and 1,645,404 of the Company’s common stock to Commonwealth Energy Corporation, a former member of Summit Energy Ventures LLC.  This transfer makes Commonwealth Energy the Company’s single largest shareholder.

Sales Made to Purchasers Other than Summit Energy Ventures

On various dates from February 2004 to June 2004, The Company issued 13,580 shares of common stock to Richard Koch, the former President and Chief Executive Officer of the Company. These shares were issued in conjunction with the settlement of certain accounts payable and accrued expenses related to his employment agreement.

On various dates from May 2003 to February 2004, the Company issued 682,156 shares of common stock to Starz Investments Limited, a Belize company.  The Company received $1,423,760 for these shares and paid $88,276 in commissions to Burnham Securities.  Additionally, the Company also issued Burnham Securities 48,303 common stock purchase warrants as compensation related to these transactions.  The warrants had strike prices that varied from approximately $1.40 to $1.75.  These warrants were exercised cashlessly resulting in 32,958 shares being issued at an effective strike price of zero.  The sales of stock to Starz Investments Limited were exempt from registration under the Securities Act pursuant to Regulation S promulgated under the Securities Act.  The issuance of the warrants to Burnham Securities was exempt from registration under the Securities Act pursuant to section 4(2) of the Securities Act.  Burnham Securities cashlessly exercised the warrants on various dates and received 33,673 shares.

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

On various dates from December 2003 to February 27, 2004, the Company issued 15,103 shares of common stock to Richard Koch.  The shares were issued in exchange for the cancellation of debt owed to Mr. Koch in the amount of $60,866.  The issuances were exempt from registration under the Securities Act pursuant to Regulation D.  At the time, Mr. Koch was the Chief Executive Officer and a director of the Company.

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

The Registrant began generating revenues from sales of its patented Power Commander® line of motor controllers in late 1995. As of December 31, 2004, the Registrant had total stockholders’ equity of $1,068,330 primarily due to the Registrant’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003. In addition, in August 2000, the Registrant purchased the assets of Percon, formerly the largest distributor of the Registrant’s products. The transaction was accounted for as a purchase and the Registrant’s Statements of Operations includes Percon’s results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Registrant to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM’s in the elevator/escalator industry and transferred those agreements to the Registrant as part of the asset sale.

RESULTS OF OPERATIONS: FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

REVENUES

Revenues for the twelve months ended December 31, 2004, were $284,373 compared to $397,673 for the twelve months ended December 31, 2003, a decrease of $113,300, or 28%. The decrease in revenues was principally attributable to a lack of funding to pursue the Registrant’s sales strategy as well as the failure of the Registrant’s former management efforts to improve sales. New management has reassessed the Registrant’s sales efforts and believes it is taking steps to improve sales by pursuing tighter relationships with important OEM customers, as well as direct and distributor sales to more desirable markets and customers.

COST OF REVENUES

Cost of revenues for the twelve months ended December 31, 2004 were $258,135 compared to $360,972 for the twelve months ended December 31, 2003, a decrease of $102,837 or 28%. The decrease in cost of revenues was primarily attributed to the decrease in revenues and an overall reduction in the cost of materials from the Registrant’s suppliers.  These improvements were partially off-set by an increase in the inventory obsolescence expense to $100,000 for the twelve months ended December 31, 2003 compared to $29,484 for the twelve months ended December 31, 2004, a decrease of $70,516 or 71%.  The decrease in the inventory obsolescence expense was principally attributable to reserves taken for certain inventory components used exclusively in slow moving products.

GROSS MARGIN

Gross margin for the twelve months ended December 31, 2004 was $26,238 compared to $36,701 for the twelve months ended December 31, 2003, a decrease of $10,463 or 29%.  This decrease was primarily due to the increase in material, labor, and overhead offset by the inventory obsolescence expense described above.  Excluding the inventory obsolescence expense, gross margin as a percentage of revenue for the twelve months ended December 31, 2004 was 20% compared to 34% for the twelve months ended December 31, 2003.  The decrease was primarily attributable to a decrease in sales attributable to a lack of funding as described above, as well as the inventory obsolescence expense described above.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $327,202 for the twelve months ended December 31, 2004 compared to $420,376 for the twelve months ended December 31, 2003, a decrease of $93,174 or 22%.  This decrease is primarily attributable to reduced expenses due to the restructuring of the Company’s operations in the 3rd quarter 2004.  Costs incurred were for the development of the low cost, low horsepower Platform A product family, the single-phase controller, and the fast-reaction integrator board.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,886,132 for the twelve months ended December 31, 2004 compared to $2,392,754 for the twelve months ended December 31, 2003, a decrease of $506,622 or 21%. The decrease in selling, general and administrative expenses was due primarily to reduced expenses due to the restructuring of the Company’s operations in the 3rd quarter 2004. These expenses were related for the most part to reduced payroll and related costs, the closing of the Company’s Livonia, MI headquarters and settlements with former employees, vendors and consultants.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2004

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities. As of December 31, 2004 the Registrant has received a total of approximately $6,254,800 from public and private offerings of its equity securities, received approximately $445,386 under a bank line of credit (which was repaid during 2002), and received $1,000,000 under a line of credit with a shareholder (which was converted to Series A-1 Preferred Convertible shares during 2003). In October 2004, the Company received $1,464,806 in debt financing through a debt offering arranged by a placement agent, Pali Capital. Of this total, $300,000 plus accrued interest was converted from borrowings with the same shareholder as referenced above. As of December 31, 2004 the Registrant had cash and cash equivalents of $392,471. In February 2005, the Registrant received an additional $125,000 in debt financing under this same debt offering.

Net cash used for operating activities for the twelve months ended December 31, 2004 was $1,446,457 which primarily consisted of: a net loss of $2,465,631; less allowances for inventory obsolescence of $29,484, depreciation and amortization of $64,337, loss on disposition of fixed assets of $31,036, an increase in restricted cash related to a note payable of $219,721, decreases in accounts receivable of $7,194, inventory of $143,396 and prepaid expenses and other of $21,726. In addition, these amounts were partially offset by an increase in accounts payable and accrued expenses of $162,742 and accrued salaries and payroll taxes of $87,231.

Net cash used for operating activities for the twelve months ended December 31, 2003 was $2,028,798 which primarily consisted of: a net loss of $3,016,717; less allowances for bad debts and customer returns of $17,000, allowances for inventory obsolescence of $100,000 and impairment of customer contracts of $40,948, depreciation and amortization of $120,700, additional paid in capital related to issuance of stock options of $77,158, common stock issued for services of $614,991, interest converted to debt of $46,896 and decreases in accounts receivable of $31,511 and inventory of $43,353. In addition, these amounts were partially offset by an increase in prepaid expenses of $18,832 and deposits of $2,646, and decreases in accounts payable and accrued expenses of $63,866 and accrued salaries and payroll taxes of $19,294.

Net cash used in investing activities for fiscal year 2004 was $15,551, compared to $42,617 in fiscal year 2003.  The amounts for both years consisted of the purchase of fixed assets.

Net cash provided by financing activities for fiscal year 2004 was $1,568,972 which primarily consisted of proceeds from the issuance of debt securities of $300,000, from which a $15,000 fee was paid, the issuance of additional debt securities of $1,150,000, from which a fee of $115,000 was paid. Net cash provided by financing activities for fiscal year 2003 was $2,099,215, which primarily consisted of proceeds from the issuance of equity securities of $1,131,965, net of costs, and advances from line of credit of $1,000,000; off-set by deferred financing costs of $32,750.

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

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $1.75 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months. This amount does not include the funds required to repay the secured debt issued by the company as described in Note 22 to the Financial Statements and the Company’s Forms 8-K filed on March 2, 2005 and November 5, 2004.

On October 16, 2003, the Company entered into an agreement with an investment banker whereby the investment banker would provide the company with investment banking services.  The investment banker was retained with the intention of attempting to raise $10 million or more through a public sale of stock in the first quarter of 2004.  Since the agreement was executed, the Company has learned that such a transaction is probably not possible until after the Company has generated substantially greater sales than it has generated in the past.  On February 25, 2004, the Company signed a formal letter of agreement with the same investment banker.  Under this letter, the Company appointed the investment banker, as its exclusive representative for 120 days, to attempt to raise money for the Company.  The investment banker introduced the Company to investors and participated in presentations to investors to purchase the Company’s securities.  The investment banker was unable to sell any securities during the 120 days, but the Registrant continued to work with the investment banker and sold secured notes in October 2004. The Company paid the investment 10% of the gross proceeds of restricted securities sold during the agreement (excluding those sold to an affiliate) as well as issued an amount of warrants equal to 10% of the total warrants issued to the investors in the secured notes. (See November 5, 2004 8K for additional details.) If the Company is acquired, merged, or enters into a joint venture with an investor introduced by the investment banker, the Company agrees to pay a fee of 3% of the gross proceeds (cash, stock, other assets acquired, or debt assumed). The Company’s agreement with the investment banker has now expired and the offering of notes has been closed.

The Company entered into a consulting agreement with an investment advisor on December 1, 2004.  The agreement calls for the investment advisor to assist the Company in devising financial and marketing strategies, and also to assist the Company in raising funds on a non-exclusive basis through the offering of debt and/or equity securities.  The company shall pay the investment advisor the amount of $3,000 per month, plus expenses approved by the Company, and issued 300,000 options.  The sum of $3,000 per month will be adjusted to $5,000 per month once the Board of Directors and the Company agree to adjust the salaries of the Chief Executive Officer, Chief Financial Officer and the General Manager.  The agreement contains confidentiality and non-competition provisions.  The term of the agreement is 12 months and can be terminated by either party on 90 days notice in writing.  As of December 31, 2004, the Company paid the investment advisor $3,000.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” of the Financial Statements for an explanation of recent accounting pronouncements impacting the Company.

Item 7.                                   Financial Statements

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Power Efficiency Corporation

Las Vegas, Nevada

We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the “Company”) as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, the Company has experienced a deficiency of cash from operations and lacks sufficient liquidity to continue its operations.  These matters raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Sobel & Co., LLC
Certified Public Accountants

March 29, 2005

Livingston, New Jersey

POWER EFFICIENCY CORPORATION

BALANCE SHEET

DECEMBER 31, 2004

ASSETS

CURRENT ASSETS:
Cash	$392,471
Accounts receivable, net of reserve and allowance of $21,229	31,533
Inventories, net	187,817
Prepaid expenses and other current assets	235,102
Total Current Assets	846,923

PROPERTY AND EQUIPMENT, Net	26,320

OTHER ASSETS:
Patents, net	6,504
Goodwill	1,929,963
Website, net	9,775
Deferred financing costs, net	98,718
2,044,960

$2,918,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$639,266
Accrued salaries and payroll taxes	128,467
Notes payable - Pali Capital, Net	981,801
Notes payable - former officers	73,889
Total Current Liabilities	1,823,428

LONG-TERM LIABILITIES:
Note payable - former officer	26,445

Total Liabilities	1,849,873

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A-1 convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 3,328,737 shares issued and outstanding issued and outstanding	3,329
Common stock, $.001 par value, 7,142,857 shares authorized, 5,020,477 shares issued and oustanding	5,020
Additional paid-in capital	16,386,612
Accumulated deficit	(15,326,631)
Total Stockholders’ Equity	1,068,330

$2,918,203

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003

REVENUES	$284,373	$397,673

COMPONENTS OF COST OF SALES:
Material, labor and overhead	228,651	260,972
Inventory obsolesence	29,484	100,000
Total Cost of Sales	258,135	360,972

GROSS MARGIN	26,238	36,701

COSTS AND EXPENSES:
Research and development	327,202	420,376
Selling, general and administrative	1,886,132	2,392,754
Depreciation and amortization	84,504	120,700
Total Costs and Expenses	2,297,838	2,933,830

LOSS FROM OPERATIONS	(2,271,600)	(2,897,129)

OTHER INCOME (EXPENSE):
Interest income	—	380
Interest expense	(156,559)	(115,468)
Loss on disposition of fixed assets	(31,036)	—
Total Other Expenses, Net	(187,595)	(115,088)

LOSS BEFORE PROVISION FOR TAXES	(2,346,221)	(3,012,217)

PROVISION FOR TAXES	(6,436)	(4,500)

NET LOSS	$(2,465,631)	$(3,016,717)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.53)	$(2.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,613,726	1,215,682

FULLY DILUTED	10,362,520	3,389,557

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Preferred Stock		Subscription	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance, January 1, 2003	940,088	$940	2,346,233	$2,346	$—	$11,749,702	$(9,844,283)	$1,908,705
Issuance of common stock	684,765	685	—	—	(181,045)	1,228,037	—	1,047,677
Exercise of warrants	50,100	51	—	—	—	84,237	—	84,288
Conversion of Summit debt to preferred stock	—	—	982,504	983	—	1,045,913	—	1,046,896
Common stock issued for settlement of compensation and other accrued expenses	172,582	173	—	—	—	1,034,800	—	1,034,973
Non-qualified stock options issued below market	—	—	—	—	—	77,158	—	77,158
Net loss 2003	—	—	—	—	—	—	(3,016,717)	(3,016,717)
Balance, December 31, 2003	1,847,535	$1,849	3,328,737	$3,329	$(181,045)	$15,219,847	$(12,861,000)	$2,182,980
Summit exercising all outstanding warrants	3,134,102	3,134	—	—	—	—	—	3,134
Fractional shares one-for-seven reverse split	25,260	24	—	—	—	—	—	24
Common stock issued for services rendered	13,580	13	—	—	—	35,796	—	35,809
Common stock issued in exchange for subscriptions receivable	—	—	—	—	181,045	—	—	181,045
Warrants issued in connection with issuance of Notes Payable - Pali Capital						580,000		580,000
Options and Warrants issued in connection with settlements and services from consultants and vendors, the forgiveness of indebtedness and the issuance of debt	—	—	—	—	—	550,969	—	550,969
Net loss 2004	—	—	—	—	—	—	(2,465,631)	(2,465,631)
Balance, December 31, 2004	5,020,477	$5,020	3,328,737	$3,329	$—	$16,386,612	$(15,326,631)	$1,068,330

See report of independednt registered public accouning firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	(2,465,631)	(3,016,717)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	5,493	17,000
Inventory obsolescence reserve	29,484	100,000
Impairment of customer contracts	20,126	40,948
Depreciation and amortization	64,377	120,700
Loss on disposition of fixed assets	31,036	—
Debt discount related to issuance of debt securities	97,000	—
Warrants and options issued in connection with settlements, services from former employees, consultants and vendors, the forgiveness of indebtedness and the issuance of debt	550,969	—
Issuance of stock options below market value	—	77,158
Common stock issued for services	—	614,991
Accrued interest on converted debt	—	46,896
Changes in certain assets and liabilities:
(Increase) decrease in:
Accounts receivable	7,194	31,511
Inventory	143,369	43,353
Prepaid expenses and other	21,726	(18,832)
Restricted cash related to payment of indebtedness	(219,721)	—
Deposits	18,147	(2,646)
Increase (decrease) in:
Accounts payable and accrued expenses	162,742	(63,866)
Accrued salaries and payroll taxes	87,231	(19,294)
Net Cash Used for Operating Activities	(1,446,457)	(2,028,798)

INVESTING ACTIVITIES:
Purchase of property, equipment and other assets	(15,551)	(42,617)

FINANCING ACTIVITIES:
Deferred financing costs	(65,968)	(32,750)
Proceeds from issuance of equity securities, net of costs	184,800	1,131,965
Proceeds from issuance of debt securities, net of costs	1,464,806	—
Advances from line of credit agreement	—	1,000,000
Loans from stockholders, officers, and former officers	25,334	—
Payments on loans to stockholders, officers and former officers	(40,000)	—
Net Cash Provided by Financing Activities	1,568,972	2,099,215

INCREASE IN CASH	106,963	27,800

CASH
Beginning of year	285,508	257,708

End of year	392,471	285,508

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

The Company’s primary customers have been original equipment manufacturers (OEM’s) and commercial accounts located throughout the United States of America, Mexico, China, and Canada.  Since the third quarter of 2003, the Company began to actively market to international distributors and directly to large national accounts.

On September 15, 2003, Power Efficiency formed Design Efficient Energy Services, LLC, a Delaware limited liability company.  This entity will primarily be used in the future to obtain energy grants and rebates for customers of the Company from state governmental bodies.  Design Efficient Energy Services, LLC has been inactive since inception.

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

Significant estimates have been made by management in several areas, including the allowance for bad debts, inventories and the valuation of goodwill.  Actual results could differ materially from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.

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

Website and Amortization:

Website is stated at cost.  Website costs capitalized include application and infrastructure development stage costs and graphics.  Amortization is computed on a straight line basis, based upon the estimated useful life of the website which is three years.  Website maintenance and hosting costs are charged to expense as incurred.

Shipping and Handling Costs:

The Company bills customers for freight.  Actual costs for shipping and handling are included as a component of cost of sales.

Deferred Financing Costs:

Expenditures incurred in conjunction with debt or equity capital issuances are deferred as other assets.  Such costs will be offset against equity proceeds, amortized on a straight line basis, over the life of the debt, or expensed if the offering is not completed.

Patents:

Costs associated with applying for U.S. patents based upon technology developed by the Company are capitalized.  At the time the patent is awarded, the asset will be amortized on a straight line basis, over the remaining term of the patent.  If no patent is issued, these costs will be expensed in the period when it is determined that no patent will be issued.

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

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” for stock options issued.  Under SFAS No. 123, compensation cost is measured at the grant date based on the value of award and is recognized over the service (or vesting period).  SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, amended the disclosure requirements of SFAS No.123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.

The Company utilizes SFAS 123 for accounting for nonemployee stock based compensation.  The Company recognized expense based on fair value on the date of grant of awards consistent with the provisions on SFAS 123 as amended by SFAS 148.

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

Provision for Income Taxes:

The Company utilizes the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes”.  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The provision for taxes represents state franchise taxes.

Goodwill:

The Company previously adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill shall no longer be amortized.  There was no goodwill amortization during 2004 or 2003.  Goodwill shall be tested for impairment on an annual basis and between annual tests in certain circumstances.

Advertising:

Advertising costs are expensed as incurred.  Advertising expenses were $21,202 and $4,463 for the years ended December 31, 2004 and 2003, respectively.

New Accounting Pronouncements:

The Financial Accounting Standards Board (FASB) has issued several new standards during 2004.  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs –an amendment of ARB No. 43.”  SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current period charges.  It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for inventory costs incurred during the fiscal years beginning after June 15, 2005.  The Company is evaluating the impact of this pronouncement on its financial statements.

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first annual reporting period that begins after December 15, 2005.  This pronouncement may have a material impact on the Company’s operating results.  The Company is in the process of evaluating the impact of this pronouncement on its financial statements.

Financial Statement Reclassifications:

Certain reclassifications have been made to the 2003 financial statements in order for them to conform to the 2004 financial statement presentation.

NOTE 3  - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, the Company experienced a $1,400,000 deficiency of cash from operations in 2004 and lacks sufficient liquidity to continue its operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

Continuation of the Company as a going concern is dependent upon achieving profitable operations.  Management’s plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers.  Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing.  (See Note 22).  However, there are no assurances that sufficient capital will be raised.

NOTE 4  - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

At December 31, 2004, prepaid expenses and other current assets is comprised as follows:

Restricted cash	$219,721
Prepaid expenses	15,381
Prepaid expenses and other current assets	$235,102

In connection with the issuance of certain senior, secured notes (See Note 13), the Company is required by the placement agent, to restrict an amount of cash, in an escrow account, equal to the annual interest payments on those senior, secured notes.  The annual interest rate is 15%, and as of December 31, 2004, the Company had $219,720 in restricted cash, which was transferred to as separate bank account in March 2005.

NOTE 5  - PROPERTY AND EQUIPMENT:

At December 31, 2004, property and equipment is comprised as follows:

Machinery and equipment	$14,819
Office furniture and equipment	42,089
56,908
Less: Accumulated depreciation	30,588
Property and Equipment, Net	$26,320

Depreciation for the years ended December 31, 2004 and 2003 amounted to $43,254 and $46,445, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT: (Continued)

On November 1, 2004, the Company formally moved the Company’s headquarters to Las Vegas, Nevada from Livonia, Michigan and its research and development facilities to Carlstadt, New Jersey.  (See Note 20).  In connection with this move, the Company incurred losses on disposition of fixed assets of $31,036.

NOTE 6  - GOODWILL:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2004.  An annual goodwill impairment test was performed by management in addition to quarterly goodwill impairment tests.  The impairment tests consisted of a comparison of the fair value of the intangible asset with its carrying amount.  Since the carrying amount of the intangible asset did not exceed its fair value, management concluded no impairment loss was required to be recognized.

NOTE 7  - INTANGIBLE ASSETS:

Intangible assets subject to amortization consists of the following for the year ended December 31, 2004:

Patents	$19,844
Website	19,550
39,394
Less: Accumulated amortization	23,115
Intangible Assets, Net	$16,279

Amortization expense in 2004 and 2003 amounted to $41,250 and $74,255, respectively.

Amortization expense expected in the succeeding five years is as follows:

2005	$7,014
2006	3,757
2007	498
2008	498
2009	498
Thereafter	4,014
$16,279

NOTE 8  - CONCENTRATIONS OF CREDIT RISKS:

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

Four customers accounted for approximately 60% of 2004 sales and 30% of accounts receivable at December 31, 2004.  Three customers accounted for approximately 69% of 2003 sales.

International sales as a percentage of total revenues for the years ended December 31, 2004 and 2003 are as follows:

County	2004	2003
Canada	12%	—
Sweden	12%	—

NOTE 9  - INVENTORIES:

Inventories at December 31, 2004 consist of the following:

Finished goods	$59,397
Raw materials	128,420
$187,817

NOTE 10  - PROVISION FOR TAXES:

As of December 31, 2004 and 2003, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $8,300,000 and $6,200,000, respectively.  These net operating losses expire at varying amounts through 2024.  The net operating loss carryforwards result in deferred tax assets of approximately $2,800,000 and $2,100,000 at December 31, 2004 and 2003; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

A reconcilaiton of the statutory tax rates for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Statutory rate	(34)%	(34)%
State income tax – all states	(6)%	(6)%
Change in valuation	(40)%	(40)%
Valuation allowance	40%	40%

Benefit for income taxes	0%	0%

NOTE 11  - WARRANTS:

Warrant activity during the years ended December 31, 2004 and 2003 follows:

	Warrants	Average Exercise Price
Warrants outstanding at January 1, 2003	135,571	$19.32
Issued during 2003	43,669	0.00
Exercised during 2003	(50,100)	1.34
Expired during 2003	(54,143)	3.92
Warrants outstanding at December 31, 2003	74,997	25.30
Issued during 2004	2,559,275	0.67
Expired during 2004	(53,570)	30.38
Warrants outstanding at December 31, 2004	2,580,702	$0.77

During 2004, in connection with the Company’s settlement agreements with former employees, consultants and vendors, the Company issued 700,700 warrants to settle these outstanding liabilities.  During 2004, in connection with the Company’s issuance of debt, the Company issued 132,693 warrants for commissions, and 1,725,882 warrants to noteholders.  Such warrants to noteholders were valued at $580,000 which was recorded as note discount on the Company’s balance sheet.  Such warrants issued in connection with the issuance of debt, commissions and settlements were valued at $230,000 and expensed and included in selling, general and administrative expenses.

During 2003, in connection with the Company’s sale of common stock under Regulation S, the Company issued 32,958 warrants for commissions.  During 2003, 32,958 warrants were exercised in conjunction with the sale of common stock under Regulation S.  17,143 placement warrants were exercised in connection with the May 16, 2000 Private Placement Memorandum pursuant to Rule 506.

NOTE 12  - STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2004 and 2003 follows:

	Shares	Average Exercise Price
Options outstanding and exercisable at January 1, 2003	419,092	$14.00
Granted during 2003	336,929	6.37
Cancelled during 2003	(57,143)	14.00
Expired during 2003	(75,843)	8.33
Options outstanding and exercisable at December 31, 2003	623,035	$11.69
Granted during 2004	2,900,500	0.65
Cancelled during 2004	(109,155)	9.76
Expired during 2004	(241,648)	7.28
Options outstanding and exercisable at December 31, 2004	3,172,732	$2.00

Weighted average remaining contractual life at December 31, 2004, for all options is 9.2 years.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”).  On September 8, 2003, the 2000 Plan was amended and restated.  The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 5,000,000 shares of common stock.  This was conditional upon consent of the majority of the Series A Preferred stock.  This consent was attained on October 11, 2004.  No options have been exercised to date.

During 2004, the Company granted 2,461,500 stock options to officers and employees at exercise prices approximating fair market value of the stock on that day.  The Company issued 439,000 options during 2004 to consultants for services rendered.  Such issuances to consultants were valued at approximately $110,000, utilizing similar factors as described below, which was expensed and is included in selling, general and administrative expenses.

During 2003, the Company granted 336,929 stock options to officers and employees at exercise prices approximating fair market value of the stock on that day.  Where the exercise prices approximated the fair market value of the stock; the Company was not required to recognize compensation expense.  In connection with the employment agreements of the President and Chief Executive Officer and the Vice President of Governmental Operations, the Company recongnized additional compensation expense of approximately $77,000.  This additional compensation expense is included in selling, general and administrative expenses.

In 1994, the Company adopted a Stock Option Plan (the “1994 Plan”).  The 1994 Plan provides for the granting of options to purchase up to 71,429 shares of common stock.  No options have been exercised to date.  There are 66,232 options outstanding under the 1994 Plan.

There are 3,106,500 options outstanding under the 2000 Plan.

SFAS No. 123 Disclosures:

During the year ended December 31, 2004, the Board of Directors authorized the net issuance of 2,461,500 to officers and employees.  During the year ended December 31, 2003, the Board of Directors authorized the net issuance of 294,071 (net of 42,858 options that were both issued and cancelled during the year).  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 100%; risk-free interest rate of 4%; and expected lives of approximately 10.0 years.

Had compensation cost for the Company’s stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share for the years ended December 31, 2004 and 2003, would have been as follows.

	2004	2003
Net loss — as reported	$(2,465,631)	$(3,016,717)
Required adjustment to net loss	(359,256)	(451,467)
Net loss — pro forma	(2,824,887)	(3,468,184)
Loss per common share - as reported	(0.53)	(2.48)
Loss per common share - pro forma	(0.61)	(2.85)

NOTE 13  - COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases office, warehouse and research facilities under an operating lease.  On October 5, 2004, the Company’s board of directors formally approved moving the Company’s headquarters from Livonia, Michigan to Las Vegas, Nevada and as of November 1, 2004, the Company’s facility in Livonia was vacated entirely and all administrative functions have moved to Las Vegas.  The Las Vegas, Nevada lease was entered into on July 1, 2004 and extends to June 30, 2007 (see Note 14).  The Livonia, Michigan lease was entered into on November 1, 2003 and extends to December 31, 2008.  The Ann Arbor, Michigan lease was terminated effective December 15, 2003.  The New Hyde Park, New York lease was terminated June 30, 2003.  The Company plans on leasing additional office space and facilities in Las Vegas, Nevada and Floral Park, New York in early 2005. (See Note 22).

Minimum future rentals are as follows:

Year
2005	$72,731
2006	69,419
2007	25,091
$167,241

Rent expense, including base rent and additional charges, for the year ended December 31, 2004 and 2003 was $81,943 and $123,833, respectively.

During 2004, the Company temporarily occupied facilities in Carlstadt, New Jersey, for which the Company issued 100,000 stock warrants for payment.  (See Note 11).  The Company occupied the space on October 15, 2004 and plans to vacate the space in early 2005.

During 2003, the Company also leased office space in Palm Desert, California on a month to month basis from one of the Company’s shareholders.  Rent expense for this space for the year ended December 31, 2003 was $18,680.

Patent License Agreements:

During 2004, the Company transferred a patent for single phase technology to one of its shareholders, in exchange for an exclusive licensing agreement and for exchanging a $300,000 short term note for a one year note.  The licensing agreement is for ten years with a three year extension, provides the Company an opportunity to buyout the license in the future for the amount of funds invested by the shareholder if the shareholder has not successfully marketed the product utilizing the patented technology, and provides the Company a royalty equivalent to 5% of the net profits from the shareholder’s sales of products utilizing the transferred patented technology.

During 2004, the Company wrote off the costs associated with obtaining the patent originally transferred.

Litigation:

The Company is currently in litigation with the owners of the Livonia, Michigan property that the Company vacated in 2004.  The Company’s legal counsel has advised that it is premature to determine the likelihood and extent of any damages.  The Company has accrued a reserve for the estimated loss in relation to the settlement of the litigation.

Subcontractors:

Power Efficiency currently utilizes three subcontractors to manufacture the Company’s controller boards.  These subcontractors provide facilities, equipment, supervision and labor required to assemble; wire; check; test; package; and ship the controller boards.  These subcontractors are hired on an as needed basis to produce a minimum number of units via a purchase order.  Power Efficiency does not incur any liabilities to subcontractors until purchase orders are issued.  No purchase orders were issued or outstanding to subcontractors at December 31, 2004.  The Company plans to have manufacturing done by turn-key providers and as of December 31, 2004 was in the process of qualifying vendors.

Investment Advisory Agreements:

The Company entered into an investment consulting agreement with the former Chief Financial Officer on September 22, 2003.  This agreement provides for the former officer to provide consulting services.  The Company shall pay (i) the amount of $4,000 per month, half payable on the 15 day and half payable on the last day of each month, (ii) $7,000 per month accrued and payable at the rate of 5% of all cash raised through the issuance of debt or equity, and (iii) $2,000 per month to assist in negotiations with creditors.  In addition, the Company will reimburse all reasonable and necessary expenses incurred by the consultant.  The agreement contains confidentiality and non-competition provisions.  This agreement can be terminated in 30 days by either party by written notices. At December 31, 2004, the Company paid $25,000 and issued 36,000 warrants, valued at approximately $9,000, to satisfy this agreement in full.

The Company entered into an agreement with a registered securities broker dealer in February, 2004.  In accordance with this agreement, the registered securities broker dealer serves as the Company’s placement agent for the issuance of $1,464,806 in senior, secured notes.  The notes bear interest at 15% per annum and mature on October 27, 2005, and are presented net of unamortized discount of $483,000 at December 31, 2004.  The Company paid $115,000 and issued 132,693 warrants as commissions to the registered securities broker dealer.  Should the Company issue more notes under the same offering, the registered securities broker dealer has a right to receive 10% of the gross proceeds of the notes issued and an amount of warrants equal to 10% of the warrants issued to investors in the notes.  However, there will be no fees on notes and warrants issued to any persons or entities that are the Company’s directors, affiliates, officers or employees.

The Company entered into a consulting agreement with an investment advisor on December 1, 2004.  The agreement calls for the investment advisor to assist the Company in devising financial and marketing strategies, and also to assist the Company in raising funds on a non-exclusive basis through the offering of debt and/or equity securities.  The company shall pay the investment advisor the amount of $3,000 per month, plus expenses approved by the Company, and issued 300,000 options, which resulted in an expense of approximately $75,000.  The sum of $3,000 per month will be adjusted to $5,000 per month once the Board of Directors and the Company agree to adjust the salaries of the Chief Executive Officer, Chief Financial Officer and the General Manager.  The agreement contains confidentiality and non-competition provisions.  The term of the agreement is 12 months and can be terminated by either party on a 90 day notice in writing.

NOTE 14  -  RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2004 and 2003, consulting fees of $31,000 and $27,456 were paid to officers/directors/stockholders of the Company, respectively.  These amounts are included in research and development and in selling, general and administrative expenses.

On February 25, 2004, the Company released a strategic advisor from an agreement the Company’s board of directors ratified on May 23, 2003.  In connection with the release agreement, the strategic advisor was issued 35,714 warrants, valued at approximately $9,000, to satisfy all remaining obligations in full.

In 2003, the Company incurred costs of $19,550 for the development of their website.  This work was performed by a relative of the Company’s former President and Chief Executive Officer.  On December 22, 2004, the Company entered into a settlement agreement with the relative of the Company’s former President and Chief Executive Officer to pay $375 and issue 39,000, valued at approximately $10,000, options as payment for the costs incurred.  As of December 31, 2004, this agreement was satisfied in full.

During 2003, the Company incurred legal fees of $79,185 to a law firm, in which a partner in that firm and the firm are currently stockholders of the Company.

At December 31, 2004, the Company owes this law firm approximately $40,000.  Of this $40,000, $15,000 is to be paid shortly after December 31, 2004, and the remaining $25,000 is to be paid when the Company raises financing of over $1,000,000.  Such amount is included on the balance sheet in accounts payable and accrued expenses.

On November 18, 2004, the Company’s board of directors ratified an agreement with a management company, wholly owned by the current Chief Executive Officer of the company.  The agreement is cancelable upon 30 days written notice by either party and calls for the Company to pay the management company a fee of $20,000 per month.   The Company also subleases office space in Las Vegas, Nevada from the management company under this agreement.  The Company pays for 80% of the rent, general office expenses and utilities for the space, all of which is included in the monthly fee.  Also included in the monthly fee are the salaries and benefits for the Chief Executive Officer, Chief Financial Officer and Administrator of the Company.  As of December 31, 2004, management fees of $40,000 was paid by the company.

NOTE 15  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2004	2003

Interest	$2,237	$3,028

Income Taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in conjunction with the settlement of accounts payable, accrued expenses and the conversion of stockholders note payable	$37,400	$466,875

Warrants issued in connection with issuance of debt securities	$580,000	$—

Common stock issued for services rendered, deferred compensation and options issued below market value	$—	$206,756

Common stock issued related to an officer’s employment contract	$—	$418,500

Preferred stock issued for conversion of debt to equity	$—	$1,046,896

NOTE 16  -  NOTES PAYABLE – FORMER OFFICERS:

On September 15, 2003, the Company issued a $115,000 promissory note payable to a former officer at the prime rate (5.25% at December 31, 2004).  The note calls for monthly payments of $5,000, principal and interest, which began on April 15, 2004 and matures on February 15, 2006.  During the year ended December 31, 2004, the Company paid $40,000 in principal.

On December 15, 2004, the Company issued a $25,334 promissory note payable to a former officer, in connection with a settlement agreement (See Note 17),  at 15%. The note calls for monthly payments of $1,580, principal and interest, beginning January 2005 and matures on June 15, 2006.

NOTE 17  -  EMPLOYMENT AND CONSULTING AGREEMENTS:

On October 20, 2004, the Company’s Chief Technology Officer signed a salary reduction agreement, which superscedes an employment agreement the Company’s board of directors ratified on May 23, 2001.  The agreement provides for a salary of $60,000 per year until such time that the company can reasonably afford to fund its business plan and pay executives higher salaries.

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

On November 7, 2002, the Company entered into an employment and compensation agreement with the Company’s Chief Executive Officer and Chief Financial Officer at the time.  This agreement was terminated through a settlement and release agreement dated June 7, 2003.  On January 8th 2004, the Company settled this obligation in full by issuing 15,397 shares of common stock to the former officer. This number of shares equaled the amount of deferred compensation divided by the Company’s stock price on January 8th, 2004.

On June 12, 2003, the Company entered into an employment agreement with a new Chief Executive Officer.  In addition to a base salary, this individual also received 142,857 stock options, which will vest over a five-year period.

On August 27, 2004 this Chief Executive Officer resigned from the Company and the Company reached a settlement agreement that included the payment of some accrued wages and vacation in cash, some payment over time through an unsecured note with a principal balance of $25,334, and the issuance of 85,000 warrants, valued at approximately $22,000, for the purchase of the Company’s common stock in lieu of cash payment. The warrants expire five years from the date of issuance.

On September 15, 2003, the Company entered into an employment agreement with a new Chief Financial Officer.

In September 2004 this Chief Financial Officer resigned from the Company.  The Company reached a settlement and consulting agreement with this then former officer that included payment of a back salary in cash over several months as well as payments of cash and 35,000 warrants, which were valued at approximately $9,000, for consulting services. In October the former officer also agreed to accept 15,000 warrants in lieu of some of the accrued wages. All warrants issued to this former officer expire five years after issuance.

In September 2004 the Company hired its current Chief Executive Officer and Interim Chief Financial Officer. Their compensation and certain expenses are reimbursed pursuant to an agreement with a management company wholly owned by the Chief Executive Officer. (See Note 14).

NOTE 18  -  TRANSACTIONS WITH CURRENT AND FORMER OFFICERS:

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

On October 16, 2003, the Company settled a dispute with its former president and chief executive officer regarding the early termination of his employment contract.  According to the terms of the settlement, the former officer has released the Company from any claims he has against the Company in exchange for (i) an immediate payment of $25,000; (ii) a promissory note for $115,000 that is to be paid off over a two and one half year period; and (iii) 32,143  shares of the Company’s common stock.  The former officer is an accredited investor and the issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D.  The Company had recorded an estimated settlement amount of approximately $135,000 for this claim.  Therefore, the settlement resulted in a non-recurring selling, general and administrative expense of approximately $229,000.

NOTE 19  -  ISSUANCE OF SERIES A-1 CONVERTIBLE PREFERRED STOCK:

Pursuant to the original issuance of Series A-1 Convertible Preferred Stock in June 2002, the Company has asked for and received on October 11, 2004, a waiver of certain anti-dilution rights so that the issuance of up to a specific number of options and warrants with exercise prices of no less than $0.65 per share will not trigger these anti-dilution rights.  Had the waiver not been received,  in the event that the Company issues shares at a price less than $1.281 per share, the conversion rights of the Series A-1 Convertible Preferred Stock would have been adjusted so that the Series A-1 Convertible Preferred Stock can convert into such number of shares that Summit would have received had it bought common stock at such lower price.  Furtermore, the conversion rights of the Series A-1 Convertible Preferred Stock would also have been adjusted in the event that any shares, warrants, options or promissory note is issued with a price or conversion price less than $1.281 per share.

In the event of a Liquidation Event, the holders of the Series A-1 Convertible Preferred Stock are entitled to two times the price paid by Summit for such stock.  Thereafter, the remaining corporate assets would be distributed among the holders of common stock and Series A-1 Convertible Preferred Stock on a pro rata basis.  The existence of the Series A-1 Convertible Preferred Stock’s anti-dilution provisions may reduce the percentage of common stock held by the public stockholders.  Furthermore, the terms on which the Company could obtain additional capital may be adversely affected by the Series A-1 Convertible Preferred Stock’s anti-dilution provisions and superior liquidation preference.

On June 7, 2004, Summit Energy Ventures notified the Company that it had transferred 1,747,587 of the Company’s Series A-1 Convertible Preferred Stock and 1,645,404 of the Company’s common stock to Commonwealth Energy Corporation, a former member of Summit Energy Ventures LLC.  This transfer makes Commonwealth Energy the Company’s single largest shareholder.

NOTE 20  -  STOCKHOLDERS’ EQUITY:

During 2004, the Company issued 700,700 warrants to settle outstanding liabilities with former employees, consultants and vendors, 132,693 warrants for commissions related to the issuance of debt, and 1,752,882 warrants to noteholders.   (See Note 11).

On February 26, 2004, the Company announced a 1 to 7 reverse stock split to be effective to stockholders of record as of March 1, 2004.  All common stock share amounts and information related to the issuance of warrants and options and Per Share amounts have been restated to reflect this reverse stock split.

On December 31, 2003, the Company issued 24,805 shares of common stock for the settlement related to deferred compensation.

On November 6, 2003, the Company issued 982,504 shares of Series A-1 Convertible Preferred Stock for the conversion of $1,046,896 of debt owed to Summit.

On October 16, 2003, the Company issued 64,286 shares of common stock related to the settlement requirements of a former officer’s employment contract.

On September 30, 2003, the Company issued 76,663 shares of common stock to pay for amounts owed to an officer of the Company for notes payable, accounts payable and accrued salaries.

During 2003, the Company issued 40,357 shares of common stock related to the exercising of warrants.

At various dates during 2003, the Company issued 665,803 shares of common stock related to the sale of the Company’s common stock.

NOTE 21  -  FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107 “Disclosure About the Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short term nature.  The carrying amounts of notes payable and longer term debt approximates fair value because those financial instruments bear interest at rates that approximate current market rates for loans with similar maturities and credit quality.  None of these financial instruments are held for trading purposes.

NOTE 22  -  SUBSEQUENT EVENTS (UNAUDITED):

In February 2005, the Company began moving out of its temporary office space located in Carlstadt, New Jersey. The items in this office, including inventory, tools and standard office equipment and furniture, is being sent to three different places. These places include a new office space in Las Vegas, Nevada, a new office space in Floral Park, New York, and a contract manufacturer engaged by the Company to store and produce the Company’s product.

In March 2005, the Company will begin subleasing space from Famair, Inc. in Floral Park, New York. The sublease gives the Company space primarily for research, development and technical support activities. The sublease costs the Company $1,000 per month, which includes all utilities, cleaning, phone and interenet, and the term is month-to-month.

On April 11, 2005, the Company will begin leasing roughly 1,500 square feet of office space Las Vegas, Nevada. The lease is between Glenborough IX LLC and a management company owned by the current Chief Executive Officer and was signed on February 7, 2005. On February 10, 2005, the Company’s board of directors voted to assume all payments under this lease and indemnify the Chief Executive Officer’s management company for all payments and obligations for the lease. The lease includes a payment of $2,728 per month, which includes all cleaning and utilities, except phone and interenet service. The term of the lease is one year.

On February 24, 2005, the Company entered into a financing transaction in which the Company issued $125,000 in senior, secured notes under the same offering through which the Company issued $1,464,806 in notes as described in Note 13. This offering was originally intended to close on December 31, 2004 but the placement agent and the Company agreed to keep the offering open past the original closing date. After the February 24 closing the offering was terminated.

The holders of the Notes will promptly be issued 115,385 warrants for every $100,000 Note. With its issuance of $125,000 in Notes, the Company will issue, in aggregate, 144,232 warrants.  The Company paid a placement agent a commission of $12,500 and 14,423 warrants with the same rights and provisions as the Warrants issued to the holders of the Notes.

On March 28, 2005 the Company extended by one year the maturity dates of secured debts that were issued on October 27, 2004 and February 24, 2005. The extended notes have a total principal value of $1,514,806. $1,414,806 in principal value will now mature on October 26, 2006, and $100,000 in principal value will now mature on February 23, 2007. No other provisions of the secured notes have changed. Interest on the notes of 15% per year will be paid quarterly until maturity.

Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A.         Controls and Procedures.

(a) Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Interim Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.                                   Directors and Executive Officers of the Registrant

INFORMATION ABOUT THE REGISTRANT’S EXECUTIVE OFFICERS AND DIRECTORS

The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director’s election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Registrant’s current directors were appointed by written consent of the Registrant’s majority shareholder in December of 2004.

Name	Age	Positions with the Company	Director Since
Steven Strasser	56	Chief Executive Officer, Chairman of the Board	2002
John (BJ) Lackland	34	Interim Chief Financial Officer, Director	2002
Nicholas Anderson	70	Chief Technology Officer, Director	1994

Leonard Bellezza	56	Director	2001
Richard Pulford	58	Director	2003
Raymond J. Skiptunis	62	Director	2002

Officers:

Steven Strasser – Chief Executive Officer & Chairman of the Board. Mr. Strasser is presently the managing director of Summit Energy Ventures and the president of Northwest Power Management. Northwest Power Management is an investment management company that acts as the investment manager for Summit Energy Ventures LLC, a private equity fund focused on investments in energy technology companies. In the past five years Mr. Strasser was the CEO of Northwest

Power Enterprises and president of Northwest Power Management. Northwest Power Enterprises and its predecessor companies were involved in multiple aspects of the energy development business. Mr. Strasser is a member of Washington State Bar Association, as well as the American Bar Association and the Canadian Bar Association.

John (“BJ”) Lackland – Interim Chief Financial Officer & Director. Mr. Lackland is a director and vice president at Summit Energy Ventures and a vice president of Northwest Power Management. Northwest Power Management is an investment management company that acts as the investment manager for Summit Energy Ventures LLC, a private equity fund focused on investments in energy technology companies. Prior to joining Summit, Mr. Lackland was the Director of Strategic Relations at Encompass Globalization, where he was in charge of strategic alliances and mergers and acquisitions. Prior to Encompass he was the Director of Strategic Planning and Corporate Development at WebStrategic, an Internet business development consulting company, where he was in charge of finance, strategic planning and investor relations. In 1999, BJ earned an MBA from the University of Washington Business School, and an MA in Asian Studies from the University of Washington’s Jackson School of International Studies.

Nicholas Anderson - Chief Technology Officer and Director. Mr. Anderson is a founder of the Company. From 1992 to the present, Mr. Anderson has been a Director of Energy Services of Coyne Electrical Contracting, Inc., a major electrical service organization based in New York, New York. From 1988 to 1992, Mr. Anderson was the founder and CEO of Power Reducing Equipment, Inc., a Company formed to develop products to reduce energy consumption in AC motors. During this period, Mr. Anderson obtained a patent for the Company’s technology, which patent was issued in April 1994 and transferred to the Company. Mr. Anderson attended the City College School of Engineering, and received a certification in Electronics Design from Manhattan Technical Institute in 1957.

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

Committees of the Board of Directors

The Board of Directors had, as of December 31, 2004, an audit committee and a compensation committee to assist the full Board in administering its duties.

Audit Committee

As of December 31, 2004, the Registrant had a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Until recently, John (B.J.) Lackland (Chairman) was the sole member of the committee. In September 2004, Mr. Lackland became the Company’s Interim Chief Financial Officer and therefore had to resign from the Audit Committee. At that time Mr. Rick Pulford, a director, became the sole member of the Audit Committee on a temporary basis. As of December 31, 2004, Mr. Pulford was the sole member of the Audit Committee. As Mr. Pulford agreed only to serve on the Audit Committee on a temporary basis, on February 10, 2005, the board of directors dissolved the Audit Committee because there were no independent directors willing to serve on it. The board desires to locate and form an Audit Committee as soon as willing and qualified directors can be located. Until that time, the board as a whole will take on the Audit Committee functions, such as, engaging the Company’s auditors, approving audit services and fees, etc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires that all executive officers and directors of the Company and all persons who beneficially own more than ten percent of the Company’s Common Stock file an initial report of their ownership of the Company’s securities on Form 3 and report changes in their ownership of the Company’s securities on Form 4 or Form 5. These filings must be made with the Securities and Exchange Commission and the National Association of Securities Dealers with a copy sent to the Company.

Based solely on the review of copies of the forms provided to the Company and the representations by the executive officers, directors and ten percent shareholders during fiscal year 2004, the following failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act.

Steven Strasser inadvertently missed a filing deadline for reporting one transaction. Mr. Strasser has since filed a Form 4 to report the transaction.

John Lackland inadvertently missed a filing deadline for reporting one transaction. Mr. Strasser has since filed a Form 4 to report the transaction.

Raymond Skiptunis inadvertently missed a filing deadline for reporting one transaction. Mr. Skiptunis has since filed a Form 4 to report the transaction.

Nick Anderson inadvertently missed a filing deadline for reporting one transaction.

Len Bellezza inadvertently missed a filing deadline for reporting one transaction.

CODE OF ETHICS

The Registrant has not adopted a code of ethics. The Registrant has been focused on raising money and generating sales to support operations and consequently has not focused on adopting a code of ethics.

Item 10.                            Executive Compensation

STOCK OPTION GRANTS DURING 2004

The following table shows information as to options granted during the year ended December 31, 2004 for the executive officers still in their positions as of March 11, 2005..

	Individual Grants
	Number of securities underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price in Dollars per Share	Market Price on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (1)

Name						5%	10%
Steven Strasser	146,154	5.04%	$0.65	$0.28	10/10/14	$(28,341)	$11,144
Steven Strasser	453,846	15.65%	$0.65	$0.28	10/10/14	$(88,005)	$34,605
Nicholas Anderson	96,154	3.32%	$0.65	$0.28	10/10/14	$(186,959)	$73,515
Nicholas Anderson	403,846	13.92%	$0.65	$0.28	10/10/14	$(78,310)	$30,792
John (BJ) Lackland	46,154	1.59%	$0.65	$0.28	10/10/14	$(8,950)	$3,519
John (BJ) Lackland	328,846	13.92%	$0.65	$0.28	10/10/14	$(63,766)	$25,074

1. The potential realizable value of the options granted is calculated by multiplying the difference between the exercise price of the option and the market value per share of the underlying stock (assuming a 5% or 10%, as the case may be, compounded annual increase of the stock price from the date of grant to the final expiration of the option) by the number of shares underlying the options granted. The price appreciation assumptions are required disclosures under the rules of the Securities and Exchange Commission and are not to be viewed as any expectation or prediction by the Company of future value of the underlying common stock

As of March 11, 2005, the Company has only one employee with an employment contract. Nicholas Anderson, the Company’s founder, Chief Technology Officer and director. (See Note 16 to the Financial Statements).

Item 11.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP

The following table sets forth information regarding the beneficial ownership of each director, each executive officer, all executive officers and directors as a group, and persons, according to information received by the Board of Directors, holding more than five percent of the outstanding Common Stock of the Company as of March 8, 2005.

Title of Class	Beneficial Owner	Shares Owned		Percent of Shares Owned (9)
Common Stock	Nicholas Anderson, CTO, Director	689,565	(1)	5.6%
Common Stock	Steven Strasser, Chairman of the Board	3,103,901	(2)	25.4%
Common Stock	Leonard Bellezza, Director	97,069	(3)	Less than 1%
Common Stock	John (BJ) Lackland, Interim CFO, Director	200,000	(4)	1.6%
Common Stock	Richard Pulford, Director	156,051	(5)	1.3%
Common Stock	Raymond J. Skiptunis, Director	206,869	(6)	1.7%
Common Stock	Summit Energy Ventures, LLC	2,803,901	(7)	22.9%
Series A-1	Summit Energy Ventures, LLC	1,581,150		47.5%
Convertible Preferred Stock
Common Stock	Commonwealth Energy Corporation	3,099,049	(8)	25.3%
Series A-1
Convertible Preferred Stock	Commonwealth Energy Corporation	1,747,587		52.5%
Common Stock	All Executive Officers and Directors as a Group (6 persons)	4,455,455		36.4%

(1) Includes 316,000 common shares subject to options and warrants exercisable within 60 days of March 8, 2005.  Mr. Anderson was also granted an additional 400,000 common shares subject to options exercisable after 60 days of March 8, 2005.

(2) Includes 2,803,901 common shares held by Summit Energy Ventures, LLC (on a converted basis), in which Steven Strasser is one of two members, and 300,000 common shares subject to options exercisable within 60 days of March 8, 2005.  Mr. Strasser was also granted an additional 300,000 common shares subject to options exercisable after 60 days of March 8, 2005.

(3) Includes 67,000 common shares subject to options exercisable within 60 days of March 8, 2005.  Mr. Bellazza was originally granted 500,000 options, but 433,000 options were subsequently cancelled in early 2005.

(4) Includes 200,000 common shares subject to options exercisable within 60 days of March 8, 2005.  Mr. Lackland was also granted an additional 175,000 common shares subject to options exercisable after 60 days of March 8, 2005.

(5) Mr. Pulford owns no shares of the Registrant directly. Mr. Pulford has a 7% profit interest in Percon, LLC which owns 156,051 common shares.  This total amount for Mr. Pulford includes 12,500 common shares subject to options exercisable within 60 days of March 8, 2005.  Mr. Pulford was also granted an additional 12,500 common shares subject to options exercisable after 60 says of March 8, 2005.

(6) Includes 48,500 common shares subject to options and warrants exercisable within 60 days of March 8, 2005.  Mr. Skiptunis was also granted an additional 12,500 common shares subject to options exercisable after 60 days of March 8, 2005.

(7) Includes 1,581,150 shares of Series A-1 Preferred Stock which is currently convertible into 1,315,203 shares of Common Stock.

(8) Includes 1,747,587 shares of Series A-1 Preferred Stock which is currently convertible into 1,453,645 shares of Common Stock.

(9) The percentages for Common Stock assume that the 3,328,737 shares of Series A-1 Preferred Stock were converted into 2,768,848 shares of Common Stock and include all common shares subject to options and warrants exercisable within 60 days of March 8, 2005.

Item 12.                            Certain Relationships and Related Transactions

As of December 31, 2004, the Registrant had no related transactions and certain relationships exceeding $60,000.  As of the filing date, the Registrant has paid management fees of $60,000 to a management company, wholly owned by the Chief Executive Officer of the Registrant.  See Note 14 in the Notes to Financial Statements in Part II.

Item 13.                            Exhibits and Reports on Form 8-K

(a)            Exhibits

The following exhibits are filed as part of this report:

Description of Document

Exhibit Number	Description	Location
3.1	Certificate of Incorporation.	ii
3.2	Amendment to the Articles of Incorporation dated June 5, 2002.	i
3.3	Amended and Restated By-laws of the Company dated October 16, 2003.	vii
4.1	Certificate of Incorporation.	ii
4.2	Amended and Restated By-laws of the Company dated October 16, 2003.	vii
4.3	Stock Purchase Agreement dated June 14, 2002.	i
4.4	Registration Rights Agreement dated June 14, 2002.	i
4.5	Certificate of Designation dated June 13, 2002.	i
10.1	Lease Agreement for Registrant’s Ann Arbor, Michigan facility dated February 16, 1996.	ii
10.2	Stock Purchase Warrant dated June 14, 2002.	i
10.3	Amended and Restated Stockholders’ Agreement dated June 14, 2002.	i
10.4	United States Patent #5,821,726.	ii
10.5	1994 Stock Option Plan.	ii
10.6	Patent License Agreement (DN-858) with NASA.	iii
10.7	Patent License Agreement (DE-256) with NASA.	iii
10.8	Settlement and Release Agreement with NASA.	iii
10.9	Modification No. 1 to Patent License Agreement (DE-256) with NASA.	iii
10.10	Product Warranty.	iii
10.11	Test Report from Medsker Electric, Inc.	iii
10.12	Test Report from Oak Ridge National Laboratory.	iii
10.13	Test Report from Oregon State University — The Motor Systems Resource Facility.	iii
10.14	Test Report from Otis Elevator Co.	iii
10.15	Employment Agreement with Stephen Shulman.	iii
10.16	Employment Agreement with Nicholas Anderson.	iii
10.17	Employment Agreement with Raymond J. Skiptunis.	iv
10.18	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Power Efficiency Corporation.	v
10.19	Revolving Credit Note dated May 8, 2003.	v
10.20	Security Agreement dated May 8, 2003.	v

10.21	Certificate of Amendment of Warrant.	v
10.22	Employment Agreement with Richard Koch dated June 9, 2003.	vi
10.23	Settlement and Release Agreement with Raymond J. Skiptunis dated June 9, 2003.	vi
10.24	Employment Agreement with Raymond J. Skiptunis dated June 9, 2003.	vi
10.25	Employment Agreement with Keith Collin dated November 13, 2003.	vii
10.26	Employment Agreement with Thomas Mills dated October 6, 2003.	vii
10.27	Subscription Agreement with Nicholas Anderson dated September 30, 2003.	vii
10.28	Settlement Agreement with Nicholas Anderson dated September 30, 2003.	vii
10.29	Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy Ventures, LLC dated October 3, 2003	vii
10.30	Promissory Note granted to Stephen Shulman dated September 15, 2003.	vii
10.31

Amendment to the Amended and Restated Stockholders’ Agreement among Anthony Caputo, Nicholas Anderson, Philip Elkus, Stephen Shulman, Performance Control, LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003

vii
10.32	Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23, 2003.	vii
10.33	Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003.	vii
10.34	Warrant Agreement with Summit Energy Ventures, LLC dated February 26, 2004	viii
10.35	Consulting Agreement with Raymond Skiptunis dated September 22, 2003.	ix
10.36	Business Property lease with Arens Investment Company dated November 1, 2003.	ix
10.37	Subscription Agreement with Richard Koch dated December 23, 2003.	ix
10.38	Subscription Agreement with Raymond Skiptunis dated January 8, 2004.	ix
10.39	Subscription Agreement with Leonard Bellezza dated February 16, 2004.	ix
10.40	Letter agreement with Pali Capital, Inc. dated February 25, 2004.	ix
10.41	Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004.	ix
10.42	Amended and Restated 1994 Stock Option Plan.	ix
10.43	$300,000 Line of Credit Agreement with Summit Energy Ventures LLC	x
10.44	Single Phase Licensing Agreement with Commerce Energy Group	xi
10.45	Settlement and Consulting Agreement with Ray Skiptunis dated September 27, 20004	filed herewith
10.46	Settlement Agreement with Richard Koch dated December 15, 2004	filed herewith
10.47	Management Agreement with Northwest Power Management, Inc. dated November 18, 2004	filed herewith
10.48	Business Property Lease involving Glenborough LLC and Northwest Power Management, Inc. dated February 7, 2005.	filed herewith
10.49	Settlement and Consulting Agreement with Keith Collin dated September 27, 2004	filed herewith
10.50	Settlement Agreement with Tom Mills dated December 21, 2004	filed herewith
10.51	Business Property Sublease with Famair, Inc. dated February 11, 2005	filed herewith
31.1	Certification of Steven Strasser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	filed herewith
31.2	Certification of John Lackland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	filed herewith
32.1	Certification of Steven Strasser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	filed herewith
32.2	Certification of John Lackland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	filed herewith

i	Incorporated herein by reference from the Company’s Form 8-K filed on June 18, 2002.
ii	Incorporated herein by reference from the Company’s Form 10-SB filed on October 20, 2000.
iii	Incorporated herein by reference from the Company’s Form 10-SB/A filed on October 26, 2001.
iv	Incorporated herein by reference from the Company’s Form 10-KSB filed on March 31, 2003
v	Incorporated herein by reference from the Company’s Form 8-K filed on May 25, 2003
vi	Incorporated herein by reference from the Company’s Form 8-K filed on June 20, 2003
vii	Incorporated herein by reference from the Company’s Form 10-QSB filed on November 14, 2003.
viii	Incorporated herein by reference from the Company’s Form 8-K filed on February 27, 2004.
ix	Incorporated herein by reference from the Company’s Form 10-KSB filed on March 10, 2004
x	Incorporated herein by reference from the Company’s Form 8-K filed on May 5, 2004
xi	Incorporated herein by reference from the Company’s Form 10-QSB filed on November 15, 2004

(b)  Reports on Form 8-K filed during the forth quarter:

On November 5, 2004 the Company filed a current report on Form 8-K announcing the creation of a direct financial obligation. That report is incorporated herein by reference.

On March 2, 2005 the Company filed a current report on Form 8-K announcing the creation of a direct financial obligation. That report is incorporated herein by reference.

Item 14.                            Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed in fiscal years 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Registrants Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $51,900 and $44,100, respectively.

(2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Registrant’s financial statements and are not reported under Item 14(1) above were $0 and $0, respectively.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $2,150 and $3,275, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2004 and 2003 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 15(3) above were $4,500 and $0, respectively.

(5) Audit Committee Approval

During fiscal year 2004 and 2003, the Audit Committee adopted the policy of pre-approving all engagements and fees for audit and tax related services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: March 29, 2005	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief Executive Officer and Chairman of the Board

Dated: March 29, 2005	By:	/s/ JOHN LACKLAND
John Lackland, Interim Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2005	By:	/s/ NICHOLAS ANDERSON
Nicholas Anderson, Director

Dated: March 29, 2005	By:	/s/ LEONARD BELLEZZA
Leonard Bellezza, Director

Dated: March 29, 2005	By:	/s/ RICHARD PULFORD
Richard Pulford, Director

Dated: March 29, 2005	By:	/s/ RAYMOND J. SKIPTUNIS
Raymond J. Skiptunis, Director

EXHIBIT INDEX

Description of Document

Exhibit Number	Description	Location
3.1	Certificate of Incorporation.	ii
3.2	Amendment to the Articles of Incorporation dated June 5, 2002.	i
3.3	Amended and Restated By-laws of the Company dated October 16, 2003.	vii
4.1	Certificate of Incorporation.	ii
4.2	Amended and Restated By-laws of the Company dated October 16, 2003.	vii
4.3	Stock Purchase Agreement dated June 14, 2002.	i
4.4	Registration Rights Agreement dated June 14, 2002.	i
4.5	Certificate of Designation dated June 13, 2002.	i
10.1	Lease Agreement for Registrant’s Ann Arbor, Michigan facility dated February 16, 1996.	ii
10.2	Stock Purchase Warrant dated June 14, 2002.	i
10.3	Amended and Restated Stockholders’ Agreement dated June 14, 2002.	i
10.4	United States Patent #5,821,726.	ii
10.5	1994 Stock Option Plan.	ii
10.6	Patent License Agreement (DN-858) with NASA.	iii
10.7	Patent License Agreement (DE-256) with NASA.	iii
10.8	Settlement and Release Agreement with NASA.	iii
10.9	Modification No. 1 to Patent License Agreement (DE-256) with NASA.	iii
10.10	Product Warranty.	iii
10.11	Test Report from Medsker Electric, Inc.	iii
10.12	Test Report from Oak Ridge National Laboratory.	iii
10.13	Test Report from Oregon State University — The Motor Systems Resource Facility.	iii
10.14	Test Report from Otis Elevator Co.	iii
10.15	Employment Agreement with Stephen Shulman.	iii
10.16	Employment Agreement with Nicholas Anderson.	iii
10.17	Employment Agreement with Raymond J. Skiptunis.	iv
10.18	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Power Efficiency Corporation.	v
10.19	Revolving Credit Note dated May 8, 2003.	v
10.20	Security Agreement dated May 8, 2003.	v
10.21	Certificate of Amendment of Warrant.	v
10.22	Employment Agreement with Richard Koch dated June 9, 2003.	vi
10.23	Settlement and Release Agreement with Raymond J. Skiptunis dated June 9, 2003.	vi
10.24	Employment Agreement with Raymond J. Skiptunis dated June 9, 2003.	vi
10.25	Employment Agreement with Keith Collin dated November 13, 2003.	vii
10.26	Employment Agreement with Thomas Mills dated October 6, 2003.	vii
10.27	Subscription Agreement with Nicholas Anderson dated September 30, 2003.	vii
10.28	Settlement Agreement with Nicholas Anderson dated September 30, 2003.	vii
10.29	Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy Ventures, LLC dated October 3, 2003	vii
10.30	Promissory Note granted to Stephen Shulman dated September 15, 2003.	vii
10.31

Amendment to the Amended and Restated Stockholders’ Agreement among Anthony Caputo, Nicholas Anderson, Philip Elkus, Stephen Shulman, Performance Control, LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003

vii
10.32	Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23, 2003.	vii
10.33	Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003.	vii
10.34	Warrant Agreement with Summit Energy Ventures, LLC dated February 26, 2004	viii
10.35	Consulting Agreement with Raymond Skiptunis dated September 22, 2003.	ix
10.36	Business Property lease with Arens Investment Company dated November 1, 2003.	ix
10.37	Subscription Agreement with Richard Koch dated December 23, 2003.	ix
10.38	Subscription Agreement with Raymond Skiptunis dated January 8, 2004.	ix
10.39	Subscription Agreement with Leonard Bellezza dated February 16, 2004.	ix
10.40	Letter agreement with Pali Capital, Inc. dated February 25, 2004.	ix
10.41	Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004.	ix

10.42	Amended and Restated 1994 Stock Option Plan.	ix
10.43	Line of Credit Agreement with Summit Energy Ventures LLC	x
10.44	Single Phase Licensing Agreement with Commerce Energy Group	xi
10.45	Settlement and Consulting Agreement with Ray Skiptunis dated September 27, 20004	filed herewith
10.46	Settlement Agreement with Richard Koch dated December 15, 2004	filed herewith
10.47	Management Agreement with Northwest Power Management, Inc. dated November 18, 2004	filed herewith
10.48	Business Property Lease Amendment involving Glenborough LLC and Northwest Power Management, Inc. dated February 7, 2005.	filed herewith
10.49	Settlement and Consulting Agreement with Keith Collin dated September 27, 2004	filed herewith
10.50	Settlement Agreement with Tom Mills dated December 21, 2004	filed herewith
10.51	Business Property Sublease with Famair, Inc. dated February 11, 2005	filed herewith
31.1	Certification of Steven Strasser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	filed herewith
31.2	Certification of John Lackland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	filed herewith
32.1	Certification of Steven Strasser pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	filed herewith
32.2	Certification of John Lackland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	filed herewith

i	Incorporated herein by reference from the Company’s Form 8-K filed on June 18, 2002
ii	Incorporated herein by reference from the Company’s Form 10-SB filed on October 20, 2000
iii	Incorporated herein by reference from the Company’s Form 10-SB/A filed on October 26, 2001
iv	Incorporated herein by reference from the Company’s Form 10-KSB filed on March 31, 2003
v	Incorporated herein by reference from the Company’s Form 8-K filed on May 25, 2003
vi	Incorporated herein by reference from the Company’s Form 8-K filed on June 20, 2003
vii	Incorporated herein by reference from the Company’s Form 10-QSB filed on November 14, 2003
viii	Incorporated herein by reference from the Company’s Form 8-K filed on February 27, 2004
ix	Incorporated herein by reference from the Company’s Form 10-KSB filed on March 10, 2004
x	Incorporated herein by reference from the Company’s Form 8-K filed on May 5, 2004
xi	Incorporated herein by reference from the Company’s Form 10-QSB filed on November 15, 2004