Form 10KSB/A
period 2004-12-31
POWER EFFICIENCY CORP
filed 2005-04-13
CIK 1024075

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☒ Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐ Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from                    to

Commission File Number: 000-31805

Power Efficiency Corporation

(Name of Small Business Issuer in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3900 Paradise Rd. Ste 283 Las Vegas, NV	89109
(Address of Principal Executive Offices)	(Zip Code)

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to Power Efficiency Corporation’s (the “Company” or the “Registrant”) Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 31, 2005, is being filed to amend the Original Filing as follows:

•                  Item 6. Management’s Discussion and Analysis is amended to properly reflect the Company’s Financial Condition, Liquidity and Capital Resources: For the Year Ended December 31, 2004 information.

•                  Item 7. Financial Statements is amended to revise the Cash Flow Statement to properly reflect the Company’s cash flows for the year ended December 31, 2004.

This Amendment No. 1 is filed pursuant to the Securities and Exchange Commission Release No. 34-50754 which provides for 45 additional days beyond the date of the Original Filing for the filing of the above.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

Net cash used for operating activities for the twelve months ended December 31, 2004 was $1,396,151 which primarily consisted of: a net loss of $2,465,631; less allowances for inventory obsolescence of $29,484, depreciation and amortization of $116,294, loss on disposition of fixed assets of $31,036, amortization of debt discounts of $97,000, warrants and options issued in connection with settlements, services from consultants and vendors, the forgiveness of indebtedness and the issuance of debt of $550,969, an increase in restricted cash related to a note payable of $219,721, decreases in accounts receivable of $1701, inventory of $143,396 and prepaid expenses and other of $13,079. In addition, these amounts were partially offset by an increase in accounts payable and accrued expenses of $142,830 and accrued salaries and payroll taxes of $84,841.

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

Net cash used in investing activities for fiscal year 2004 was $10,187, compared to $42,617 in fiscal year 2003.  The amount for fiscal year 2004 consisted of the purchase of property, equipment and other assets of $14,657, which was offset by the proceeds from the sale of property, equipment and other assets of $4,470.  The amount for fiscal year 2003 entirely consisted of the purchase of property, equipment and other assets.

Net cash provided by financing activities for fiscal year 2004 was $1,513,300 which primarily consisted of proceeds from the issuance of debt securities of $300,000, from which a $15,000 fee was paid, the issuance of additional debt securities of $1,150,000, from which a fee of $115,000 was paid. These amounts were offset by an increase in deferred financing costs of $117,885 and the payment on loans from stockholders of $40,000.  Net cash provided by financing activities for fiscal year 2003 was $2,099,215, which primarily consisted of proceeds from the issuance of equity securities of $1,131,965, net of costs, and advances from line of credit of $1,000,000; off-set by deferred financing costs of $32,750.

The Registrant expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Registrant anticipates that operating expenses will constitute a material use of any cash resources.

POWER EFFICIENCY CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(2,465,631)	$(3,016,717)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	5,493	17,000
Inventory obsolescence reserve	29,484	100,000
Impairment of customer contracts	20,141	40,948
Depreciation and amortization	116,294	120,700
Loss on disposition of fixed assets	31,036	—
Debt discount related to issuance of debt securities	97,000	—
Warrants and options issued in connection with settlements, services from former employees, consultants and vendors, the forgiveness of indebtedness and the issuance of debt	550,969	—
Issuance of stock options below market value	—	77,158
Common stock issued for services	34,819	614,991
Accrued interest on converted debt	—	46,896
Changes in certain assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,701	31,511
Inventory	143,369	43,353
Prepaid expenses and other	13,079	(18,832)
Restricted cash related to payment of indebtedness	(219,721)	—
Deposits	18,146	(2,646)
Increase (decrease) in:
Accounts payable and accrued expenses	142,830	(63,866)
Accrued salaries and payroll taxes	84,841	(19,294)
Net Cash Used for Operating Activities	(1,396,150)	(2,028,798)

INVESTING ACTIVITIES:
Purchase of property, equipment and other assets	(14,657)	(42,617)
Proceeds from the sale of property, equipment and other assets	4,470	—
Net Cash Used for Investing Activities	(10,187)	(42,617)

FINANCING ACTIVITIES:
Deferred financing costs	(117,885)	(32,750)
Proceeds from issuance of equity securities, net of costs	181,045	1,131,965
Proceeds from issuance of debt securities, net of costs	1,464,806	—
Advances from line of credit agreement	—	1,000,000
Loans from stockholders, officers, and former officers	25,334	—
Payments on loans to stockholders, officers and former officers	(40,000)	—
Net Cash Provided by Financing Activities	1,513,300	2,099,215

INCREASE IN CASH	106,963	27,800

CASH
Beginning of year	285,508	257,708

End of year	$392,471	$285,508

See report of independent registered public accounting firm and notes to financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: April 5, 2005	By:	/s/ Steven Strasser
Steven Strasser, President and Chief Executive Officer

Dated: April 5, 2005	By:	/s/ John Lackland
John Lackland, Interim Chief Financial Officer