Form 10QSB
period 2005-03-31
POWER EFFICIENCY CORP
filed 2005-05-16
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

3900 Paradise Road, Suite 283 Las Vegas, NV 89109 (Address of Principal Executive Offices)	(702) 697-0377 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of March 31, 2005 was 5,020,418.

Transitional Small Business Disclosure Format (check one):  Yes  ☐ No ☒

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET

Unaudited

March 31, 2005
ASSETS
CURRENT ASSETS:
Cash	$73,544
Accounts receivable, net	30,916
Inventory, net of reserve	187,541
Prepaid expenses and other current assets	198,135
Total Current Assets	490,136

PROPERTY AND EQUIPMENT, Net	21,209

OTHER ASSETS:
Patents, net	6,379
Goodwill	1,929,963
Website, net	8,146
Deferred financing costs, net	100,025
Total Other Assets	2,044,513

Total Assets	$2,555,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$545,988
Accrued salaries and payroll taxes	65,632
Notes payable — former officers	76,870
Total Current Liabilities	688,490

LONG TERM LIABILITIES
Notes payable — Pali Capital, net	1,150,004
Notes payable — former officers	4,471
Total Long Term Liabilities	1,154,475

1,842,965

STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 3,328,737 shares issued and outstanding	3,329
Common stock, $.001 par value, 7,142,857 shares authorized, 5,020,418 issued and outstanding	5,020
Additional paid-in capital	16,412,791
Accumulated deficit	(15,708,247)
Total Stockholders’ Equity	712,893

Total Liabilities and Stockholders’ Equity	$2,555,858

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended March 31,
	2005	2004
REVENUES:
Product	$51,091	$84,288
Miscellaneous	—	5,250
Total Revenues	51,091	89,538

COMPONENTS OF COST OF SALES:
Material, labor and overhead	40,458	65,113
Inventory obsolescence and other write-offs	—	29,484
Total Cost of Sales	40,458	94,597

GROSS MARGIN (LOSS)	10,633	(5,059)

COSTS AND EXPENSES:
Research and development	55,404	114,194
Selling, general and administrative	191,542	448,040
Depreciation and amortization	20,558	18,520
Total Costs and Expenses	267,504	580,754

LOSS FROM OPERATIONS	(256,871)	(585,813)

OTHER EXPENSE:
Interest expense	(124,745)	(1,324)
Total Other Expenses	(124,745)	(1,324)

NET LOSS	$(381,616)	$(587,137)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING OUTSTANDING	5,020,418	3,035,886

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the three months ended March 31,
	2005	2004
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(381,616)	$(587,137)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	20,558	18,520
Bad debt expense	—	2,500
Inventory obsolescence reserve and other write-offs	—	29,484
Debt discount related to issuance of debt securities	66,998	—
Warrants and options issued in connection with the issuance of debt securities	2,379
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	618	(15,208)
Inventory	276	23,183
Prepaid expenses and other current assets	787	(2,234)
Restricted cash for interest escrow	36,180	—
Increase(Decrease) in:
Accounts payable and accrued expenses	(93,279)	71,046
Accrued salaries and payroll taxes	(62,835)	22,452
Net Cash Used for Operating Activities	(409,934)	(437,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(14,071)
Net Cash Used for Investing Activities	—	(14,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(15,000)	—
Proceeds from issuance of equity securities	—	184,800
Proceeds from issuance of debt securities	125,000	—
Payments to stockholders and former officers	(18,993)	—
Net Cash Provided by Financing Activities	91,007	184,800

Decrease in cash	(318,927)	(266,665)

Cash at beginning of period	392,471	285,508

Cash at end of period	$73,544	$18,843
NON-CASH FINANCING TRANSACTIONS — Common stock issued in conjunction with the settlement of accounts payable and accrued salaries\ payroll\other expenses settlement of accounts payable and accrued salaries\payroll\other accrued expenses	$—	$20,000

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2004 on Form 10-KSB and Form 10-KSB/A.

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $410,000 from operations for the three months ended March 31, 2005, and lacks sufficient liquidity to continue its operations.

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

NOTE 3 - NOTES PAYABLE

On February 24, 2005, the Company entered into a financing transaction in which the Company issued $125,000 in Senior Secured Notes under the same offering through which the Company issued $1,464,806 in Senior Secured Notes in October 2004. This offering was originally intended to close on December 31, 2004 but the placement agent and the Company agreed to keep the offering open past the original closing date. After the February 24 closing the offering was terminated.  Under the original terms, all of the

Senior Secured Notes were to become due one year after issuance, but on March 28, 2005, the Company received consent, from all of the Senior Secured Note holders of the first and secondary offering, to extend the maturity date for an additional year.  These notes will now mature in October 2006 and February 2007, respectively.

The holders of the Notes were issued 144,232 warrants, with an exercise price of $0.65 per share, in connection with the issuance of $125,000 in Notes.  The value of such warrants approximates $24,000 and was reflected as debt discount which is being amortized to interest expense over the term of the Notes.  The Company paid a placement agent a commission of $12,500 and 14,423 warrants which are being amortized over the life of the Notes, with the same rights and provisions as the Warrants issued to the holders of the Notes.

NOTE 4 - STOCKHOLDERS’ EQUITY

In connection with the issuance of $125,000 in Senior Secured Notes, the Company issued 144,232 warrants to the Note holders and 14,423 warrants as a fee to the placement agent of the offering.  The warrants have an exercise price of $0.65 per share and expire in five years.  (See Note 3).  The total value of warrants issued approximates $25,000.

NOTE 5 - SUBSEQUENT EVENTS

On April 11, 2005, the Company began leasing roughly 1,500 square feet of office space in Las Vegas, Nevada. The lease is between Glenborough IX LLC and a management company owned by the current Chief Executive Officer and was signed on February 7, 2005. On February 10, 2005, the Company’s board of directors voted to assume all payments under this lease and indemnify the Chief Executive Officer’s management company for all payments and obligations for the lease. The lease includes a payment of $2,728 per month, which includes all cleaning and utilities, except phone and internet service. The term of the lease is one year.

On April 28, 2005, the Company issued 1,204,819 shares of series A-1 convertible preferred stock, convertible into 1,000,000 shares of common stock, and warrants to purchase 500,000 shares of common stock to Summit for an aggregate purchase price of $200,000 in cash.

On April 28, 2005, the Company issued 180,723 shares of series A-1 convertible preferred stock, convertible into 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock, to Commerce Energy Group, Inc., an affiliate of Commonwealth Energy Corporation, in consideration of Commerce Energy Group’s cancellation of a license agreement with the Company for single-phase technology.  As a result, the Company will receive 100% of the benefits of future sales of the single-phase products.  The patent was originally valued at approximately $6,000.

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

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

REVENUES

Total revenues for the three months ended March 31, 2005, were approximately $51,000 compared to $90,000 for the three months ended March 31, 2004, a decrease of $39,000 or 43%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to delays in closing several sales.  Also, $5,250 of miscellaneous income was recognized for a government grant received associated with development expenses related to a medium voltage product application during the three months ended March 31, 2004. No such income was recognized for the three months ended March 31, 2005.

COST OF SALES

Total manufacturing cost of product revenues, which includes material and direct labor, overhead, and inventory obsolescence and other write-offs for the three months ended March 31, 2005 were approximately $40,000 compared to approximately  $95,000 for the three months ended March 31, 2004, a decrease of $55,000 or 58%.  As a percentage of sales, total cost of sales decreased to approximately 79% for the three months ended March 31, 2005 compared to approximately 112% for the three months ended March 31, 2004.  The decrease in the costs as a percentage of sales was primarily due to a charge to inventory for obsolescence and other write-offs of approximately $30,000 in 2004.  Also, overhead costs were $9,000 for the three months ended March 31, 2005 compared to $24,000 for the three months ended March 31, 2004.  Overhead costs as a percentage of sales decreased due to the Company utilizing a turn-key manufacturer for production.  Material and labor costs as a percentage of sales decreased to 43% for the three months ended March 31, 2005 compared to 49% for the three months ended March 31, 2004. The decrease was due to a change in the mix of distributor sales compared to direct end user revenues.  Generally, distributor sales result in lower product pricing compared to direct end user sales.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $55,000 for the three months ended March 31, 2005, as compared to approximately $114,000 for the three months ended March 31, 2004, a $59,000 or a 52% decrease.  This decrease is mainly attributable to the Company’s restructuring and cost reduction program implemented in August and September of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $192,000 for the three months ended March 31, 2005, as compared to $448,000 for the three months ended March 31, 2004 a decrease of $256,000 or 57%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs, as well as the elimination of some fixed costs related to the reduction in workforce and the Company’s decision to restructure its operations in August and September of 2004.

Financial Condition, Liquidity, and Capital Resources: For the Quarter Ended March 31, 2005

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of March 31, 2005, the Registrant had cash of $73,544.

Cash used for operating activities for the three months ended March 31, 2005 was $409,934, which consisted of: a net loss of $381,616; less depreciation and amortization of $20,558, debt discount related to issuance of debt securities of $66,998 warrants issued in connection with the issuance of debt of $2,379; offset by decreases in accounts receivable of $618, inventory of $276, prepaid expenses and other current assets of $787, restricted cash of $36,180, accounts payable and accrued expenses of $93,279 and accrued salaries and payroll taxes of $62,835. Cash used for operating activities for the three months ended March 31, 2004 was $437,394, which consisted of: a net loss of $587,137; less depreciation and amortization of $18,520, bad debt expense of $2,500, inventory obsolescence reserve of $29,484, a decrease in inventory of $23,183, and an increase in accounts payable and accrued expense of $93,498; offset by increases in accounts receivable of $15,208, prepaid expenses of $2,234. Cash used in investing activities for the first quarter of fiscal 2004 was $14,071. The amount consisted of the purchase of fixed assets.  Net cash provided by financing activities for the first quarter of fiscal year 2005 was $91,007 which consisted of proceeds from the issuance of debt securities of $125,000; partially offset by repayments of loans to stockholders and former officers of $18,993 and deferred financing costs of $15,000. Net cash provided by financing activities for the first quarter of fiscal year 2004 was $184,800, which consisted of proceeds from the issuance of equity securities related to the Company’s Regulation “S” stock offering.

The Registrant expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Registrant anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Registrant’s liquidity requirements, management intends to sell additional equity or debt securities or obtain debt financing.   The Registrant believes it can raise additional funds through private placements of equity.  However, there are no assurances that sufficient capital can be raised.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Sales Made to Summit Energy Ventures and Commonwealth Energy Corporation and Affiliates

The following details several recent sales of unregistered securities the Registrant made to Summit Energy Ventures, LLC, a private equity firm specializing in energy related technologies (“Summit”) and Commonwealth Energy Corporation. All of the sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

On April 28, 2005, the Registrant issued 1,204,819 shares of Series A-1 Convertible Preferred Stock, convertible into 1,000,000 shares of Common Stock, and Warrants to purchase 500,000 shares of Common Stock to Summit for an aggregate purchase price of $200,000 in cash.  The requisite percentage of current holders consented and waived the anti-dilution provisions.

On April 28, 2005, the Registrant issued 180,723 shares of Series A-1 stock, convertible into 150,000 shares of Common Stock, and Warrants to purchase 75,000 shares of Common Stock, to Commerce Energy Group, Inc., an affiliate of Commonwealth Energy Corporation, in consideration of Commerce Energy Group’s cancellation of a license agreement with the Registrant.  The requisite percentage of current holders consented and waived the anti-dilution provisions.

As of April 28, 2005, Summit owned 2,785,969 shares of Series A-1 Preferred Stock convertible into 2,315,203 shares of common stock, and Commonwealth owned 1,928,310 shares of Series A-1 Preferred Stock convertible into 1,603,645 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Extension of Senior Secured Notes

On March 28, 2005, the company received consent from all of the Senior Secured Note holders to extend the maturity date of the Senior Secured Notes for one year.  Under the original terms, $1,484,806 of the Notes would become due in October 2005, and $125,000 of the Senior Secured Notes would become due in February of 2006.  These notes will now mature in October 2006 and February 2007, respectively.  See Exhibit 10.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Document	Location

10.1	Consent of Senior Secured Note holder for extension of maturity date of Senior Secured Note.	Filed herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
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

Filed herewith

(b) Reports on Form 8-K.

On March 3, 2005, the Company filed a current report on Form 8-K reporting an Item 2 and an Item 3 event.  The Item 2 event involved a lien on all of the Company’s assets in connection with the issuance of $125,000 in Senior Secured Notes.  The Item 3 event involved an unregistered sale of equity securities in connection with the issuance of the Senior Secured Notes.

On April 4, 2005, the Company filed a current report on Form 8-K reporting an Item 1 and an Item 3 event.  The Item 1 event involved a termination of a material definitive agreement in connection with a licensing agreement with a shareholder.  The Item 3 event involved an unregistered sale of equity securities.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION
(Registrant)

Date: May 16, 2005	By:	/s/ Steven Strasser

Date: May 16, 2005	Chief Executive Officer
	By:	/s/ John Lackland
Interim Chief Financial Officer (Principal Financial and Accounting Officer)