Form 10QSB
period 2005-06-30
POWER EFFICIENCY CORP
filed 2005-08-15
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3900 Paradise Road, Suite 283	(702) 697-0377
Las Vegas, NV 89109	(Issuer’s Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of June 30, 2005 was 5,020,418.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET

Unaudited

June 30,
2005
ASSETS
CURRENT ASSETS:
Cash	$101,647
Accounts receivable, net	59,830
Inventory, net of reserve	174,275
Prepaid expenses and other current assets	149,635
Total Current Assets	485,387

PROPERTY AND EQUIPMENT, Net	17,626
OTHER ASSETS:
Patents, net	12,470
Goodwill	1,929,963
Website, net	6,517
Deferred financing costs, net	127,906
Total Other Assets	2,076,856

Total Assets	$2,579,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$494,748
Accrued salaries and payroll taxes	94,867
Notes payable—related party	300,000
Notes payable—former officers	62,353
Total Current Liabilities	961,968

LONG TERM LIABILITIES
Notes payable—Pali Capital, net	1,219,268

Total Liabilities	2,171,236

STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 4,714,279 shares issued and outstanding	4,715
Common stock, $.001 par value, 50,000,000 shares authorized, 5,020,418 issued and outstanding	5,020
Additional paid-in capital	16,716,750
Accumulated deficit	(16,317,852)
Total Stockholders’ Equity	408,633

Total Liabilities and Stockholders’ Equity	$2,579,869

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
REVENUES
Product, net	$94,694	$57,131	$145,785	$141,419
Miscellaneous	—	7,475	—	12,725
Total Revenues	$94,694	$64,606	$145,785	$154,144
COMPONENTS OF COST OF PRODUCT REVENUES:
Material and labor	73,596	26,614	105,383	67,794
Allocated costs	12,484	12,596	21,155	36,529
Inventory obsolescence and other write-offs	—	—	—	29,484
Total Cost of Product Revenues	86,080	39,210	126,538	133,807
GROSS MARGIN	8,614	25,396	19,247	20,337
COSTS AND EXPENSES:
Research and development	71,246	94,103	126,650	208,297
Selling, general and administration	406,978	472,258	612,211	920,298
Depreciation and amortization	5,461	18,982	12,328	37,502
Total Costs and Expenses	483,685	585,343	751,189	1,166,097
LOSS FROM OPERATIONS	(475,071)	(559,947)	(731,942)	(1,145,760)
OTHER (EXPENSE) INCOME
Interest (expense) income—net	(136,436)	(6,273)	(261,181)	(7,597)
Total Other (Expense) Income	(136,436)	(6,273)	(261,181)	(7,597)
NET LOSS	$(611,507)	$(566,220)	$(993,123)	$(1,153,357)
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(.12)	$(.11)	$(.20)	$(.28)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,020,418	5,018,926	5,020,418	5,018,926

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(993,123)	$(1,153,357)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	12,328	37,502
Amortization of deferred financing costs	30,882	—
Bad debt expense	4,530	5,493
Inventory obsolescence reserve and other write-offs	—	29,484
Debt discount related to issuance of debt securities	112,462	—
Warrants and options issued in connection with the issuance of debt securities, employment agreements, and consulting fees	69,859	—
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(32,827)	3,079
Inventory	13,542	28,457
Prepaid expenses and other current assets	(10,331)	(761)
Restricted cash for interest escrow	95,798	—
Increase (Decrease) in:
Accounts payable and accrued expenses	(142,619)	144,564
Customer deposits	—	20,907
Accrued salaries and payroll taxes	(33,600)	162,040
Net Cash Used for Operating Activities	(873,099)	(722,592)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(21,576)
Net Cash Used for Investing Activities	—	(21,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(60,070)	—
Proceeds from line of credit—related party	300,000	300,000
Proceeds from issuance of equity securities	255,326	184,800
Proceeds from issuance of debt securities	125,000	—
Payments to former officers	(37,981)	(10,000)
Net Cash Provided by Financing Activities	582,275	474,800
Decrease in cash	(290,824)	(269,368)
Cash at beginning of period	392,471	285,508
Cash at end of period	$101,647	$16,140
NON-CASH FINANCING TRANSACTIONS—Common stock issued in conjunction with the settlement of accounts payable and accrued salaries\payroll\other expenses	$—	$37,400

Accompanying notes are an integral part of the financial statements

NOTE 1—BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2004 on Form 10-KSB and Form 10-KSB/A.

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

NOTE 2—GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $873,000 from operations for the six months ended June 30, 2005, and lacks sufficient liquidity to continue its operations.  On July 8, 2005, the Company closed a $2,430,000 private offering, from which the Company will use to fund its operations (see Note 8).

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

NOTE 3—COMMITMENTS AND CONTINGENCIES

On April 11, 2005, the Company began leasing approximately 1,500 square feet of office space in Las Vegas, Nevada. The lease is between Glenborough IX LLC and a management company owned by the current Chief Executive Officer and was signed on February 7, 2005. On February 10, 2005, the Company’s board of directors voted to assume all payments under this lease and indemnify the Chief Executive Officer’s management company for all payments and obligations for the lease. The lease includes a payment of $2,728 per month, which includes all cleaning and utilities, except phone and internet service. The term of the lease is one year.

On June 23, 2005, the Company agreed to begin leasing approximately 4,000 square feet of office space in Las Vegas, Nevada commencing February 1, 2006.  The lease is between 3960 HHP LLC and a management company owned by the current Chief Executive Officer and was signed on June 23, 2005.  On June 29, 2005, the Company’s board of directors voted to assume all payments under this lease and indemnify the Chief Executive Officer’s management company for all payments and obligations for the lease.  The lease includes payments of $11,292 per month, with annual increases, which includes all cleaning and utilities, except phone and internet service.  The term of the lease is five years.  Upon commencement of this lease, the Company plans on vacating its current office space and has reached an agreement with a third party which will lease the Company’s existing offices in Las Vegas when the Company vacates them in February 2006.

NOTE 4—NOTES PAYABLE

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

NOTE 5—EMPLOYMENT AGREEMENTS

The Company entered into an employment and compensation agreement with Steven Strasser, the Company’s current Chief Executive Officer, effective June 1, 2005.  The agreement is for a term of five years, with a base salary for the first year of the agreement of $275,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors.   During the first year of the Agreement, and amount equal to $215,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 1,612,500 shares of the Company’s common stock, par value $0.001 per share, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $60,000 of the base salary is to be paid in cash.  The agreement with Mr. Strasser also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to Mr. Strasser in the event of a change of control.  Mr. Strasser also received 1,818,180 incentive stock options which will vest over a five year period and have an exercise price of $0.22, and 1,181,820 non-qualified stock options which will vest over a five year period and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants.  During the second quarter, $39,812 was charged as compensation expense under this agreement.

The Company entered into an employment and compensation agreement with John (BJ) Lackland, the Company’s current Chief Financial Officer and Chief Operating Officer, effective June 1, 2005.  The agreement is for a term of five years, with a base salary for the first year of the agreement of $175,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors.   During the first year of the Agreement, an amount equal to $55,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 412,500 shares of the Company’s common stock, par value $0.001 per share, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $120,000 of the base salary is to be paid in cash.  The agreement with Mr. Lackland also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to Mr. Lackland in the event of a change of control.  Mr. Lackland also received 1,733,750 incentive stock options which will vest over a five year period and have an exercise price of $0.20, and 66,250 non-qualified stock options which will vest on June 1, 2006 and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants.  During the second quarter, $12,675 was charged as compensation expense under this agreement.

The Company entered into an employment and compensation agreement with Nicholas Anderson, the Company’s current Chief Technology Officer, effective June 1, 2005.  The agreement is for a term of five years, with a base salary for the first year of the agreement of $210,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors.  The agreement with Mr. Anderson also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to Mr. Anderson in the event of a change of control.  Mr. Anderson also received 2,000,000 incentive stock options which will vest over a five year period and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants. This employment and compensation agreement supersedes Mr. Anderson’s employment agreements dated April 1, 2001 and salary reduction agreement dated October 20, 2004.  During the second quarter, $5,680 was charged as compensation expense under this agreement.

NOTE 6—RELATED PARTY TRANSACTIONS

On June 9, 2005 and on June 16, 2005, the Company entered into financing transactions in which the Company issued a $200,000 convertible, unsecured note, and a $100,000 convertible, unsecured note respectively (collectively, the “Bridge Notes”) to Summit Energy Ventures LLC, an entity owned entirely by the Company’s current Chief Executive Officer and Chief Financial Officer that is also one of the Company’s principal stockholders.  The Notes bear interest of 10% per annum.  The Bridge Notes’ accrued interest and principal are due on July 23, 2005 (the “Maturity Date”).  In the event that the Bridge Notes and accrued interest are not paid in full at the Maturity Date, interest shall accrue on the outstanding principal of and, to the extent permitted by law, interest on the Bridge Notes from the Maturity Date up to and including the date of payment, at a rate equal to 18% per annum (compounded annually).  The Bridge Notes were converted into equity on July 8, 2005 (see Note 8).

NOTE 7—STOCKHOLDERS’ EQUITY

In connection with the issuance of $125,000 in Senior Secured Notes, the Company issued 144,232 warrants to the Note holders and 14,423 warrants as a fee to the placement agent of the offering.  The warrants have an exercise price of $0.65 per share and expire in five years (see Note 4).

On April 28, 2005, the Company issued 1,204,819 shares of series A-1 convertible preferred stock, convertible into 1,000,000 shares of common stock, and warrants to purchase 500,000 shares of common stock to Summit Energy Ventures, LLC for an aggregate purchase price of $200,000 in cash.  As of June 30, 2005, Summit Energy Ventures, LLC owned 2,785,969 shares of series A-1 convertible preferred stock, convertible into 2,315,203 shares of common stock.

On April 28, 2005, the Company issued 180,723 shares of series A-1 convertible preferred stock, convertible into 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock, to Commerce Energy Group, Inc., an affiliate of Commonwealth Energy Corporation, in consideration of Commerce Energy Group’s cancellation of a license agreement with the Company for single-phase technology.  As a result, the Company will receive 100% of the benefits of future sales of the single-phase products.  As of June 30, 2005, Commerce Energy Group, Inc. owned 1,928,310 shares of series A-1 convertible preferred stock, convertible into 1,603,645 shares of common stock.

NOTE 8—SUBSEQUENT EVENTS

On July 8, 2005, the Company issued 12,150,000 shares of common stock and 6,075,000 warrants (the “Investor Warrants”) in a private offering (the “Offering”) to accredited investors for an aggregate of $2,430,000.  The per share purchase price of the common stock was $0.20 (the “Common Stock Purchase Price”). The Investor Warrants have a per share exercise price of $0.44 and expire 5 years from the date of issuance.

Joseph Stevens & Company, Inc. (the “Placement Agent”), a registered broker dealer, acted as the sole placement agent for the Offering.  For its services, the Placement Agent received commissions and non-accountable fees totaling $237,900 and 3,645,000 warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have a per share exercise price of $0.20 and expire five years from the date of issuance.

Two convertible notes (the “Bridge Notes”) issued by the Company, to Summit Energy Ventures, LLC, on June 9, 2005 and June 16, 2005, in the aggregate principal amount of $300,000, were converted into 1,500,000 shares of common stock and 750,000 Investor Warrants on the same terms as those offered to investors in the Offering and no commissions, fees or securities were issued to the Placement Agent in connection with such conversion (see Note 6).

On July 8, 2005, the Company’s 4,714,279 shares of outstanding Series A-1 Preferred Stock were converted into 3,918,848 shares of common stock.

In conjunction with the Offering, the Company entered into an agreement with the Placement Agent (the “Placement Agency Agreement”). The Placement Agency Agreement requires, among other things, the Company to pay certain fees related to the Offering; provides the Placement Agent a right of first refusal to manage any private or public offering of equity securities of the Company, under certain defined conditions, for a period of one year after the Offering; requires the Company to enter Lock-Up Agreements (as defined below) with all of the Company’s directors, officers and significant shareholders; grants the investors in the Offering and the Placement Agent certain registration rights, which require the Company to register their common stock as well as the common stock underlying the Investor Warrants and Placement Agent Warrants through filing a registration statement within sixty (60) days of closing the Offering, and make the registration statement effective (the “Effective Date”) within one hundred and twenty days (120) of closing the Offering; and grants the common stock, Investor Warrants and Placement Agent Warrants issued through the Offering “weighted average” anti-dilution protection for subsequent issuances of common stock (or securities convertible into common stock) at less than the Common Stock Purchase Price.

On various dates preceding July 8, 2005, the Company entered into lock-up agreements (the “Lock-Up Agreements”) with all of the Company’s officers, members of the board of directors and shareholders that held, prior to the Offering, more than 5% of the outstanding shares of the Company’s common stock.  Specifically, the persons entering Lock-Up Agreements with the Company included: Nicholas Anderson, Leonard Bellezza, John (BJ) Lackland, Rick Pulford, Raymond Skiptunis, Steven Strasser, Commerce Energy Group, and Summit Energy Ventures LLC.  The Lock-Up Agreements restrict all of these Persons from selling any shares of common stock for a period of twelve months from the Effective Date (the “Lock-Up Period”); provided, however, that the Lock-Up Period shall terminate if at any time after the date which is ninety days after the Effective Date, the 20-day average of the closing bid price of the shares of common stock on the OTC Bulletin Board exceeds two hundred percent of the Common Stock Purchase Price of $0.20, or $0.40.

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

RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

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

REVENUES

Total revenues for the three months ended June 30, 2005, were approximately $95,000, compared to $65,000 for the three months ended June 30, 2004, an increase of $30,000 or 46%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment. Sales to a government agency totaled approximately $50,000 during the three months ended June 30, 2005.  Revenue of $7,475 was recognized for a government grant received associated with development expenses related to a medium voltage product application during the three months ended June 30, 2004. No government grant income was recognized for the three months ended June 30, 2005.

Total revenues for the six months ended June 30, 2005, were approximately $146,000, compared to $154,000 for the six months ended June 30, 2004, a decrease of $8,000 or 5%.  This decrease is mainly attributable to revenue of $12,725 that was recognized for a government grant received associated with development expenses related to a medium voltage product application during the six months ended June 30, 2004.  No government grant income was recognized for the three months ended June 30, 2005.

COST OF PRODUCT REVENUES

Total cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the three months ended June 30, 2005 were approximately $86,000 compared to $39,000 for the three months ended June 30, 2004 an increase of $47,000 or 121%.  As a percentage of product revenues, total cost of revenues increased to approximately 90% for the three months ended June 30, 2005 compared to approximately 69% for the three months ended June 30, 2004.  The increase in the costs as a percentage of product revenues was primarily due an increase in the production of higher costing units in 2005.  Also, allocated costs were approximately $13,000 for the three months ended June 30, 2005 and 2004.  As a percentage of product revenues allocated costs were 14% for the three months ended June 30, 2005 compared to 22% for the three months ended June 30, 2004.  The allocated costs as a percentage of product revenues decreased as the allocated costs were absorbed by a higher volume of product revenues.  Material and labor costs as a percentage of product revenues increased to 78% for the three months ended June 30, 2005 compared to 47% for the three months ended June 30, 2004. Material and labor costs as a percentage of product revenues were approximately 64%.  This increase was largely due to the use of a turnkey manufacturer resulting in higher direct labor costs per unit in 2005.

Total cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the six months ended June 30, 2005 were approximately $127,000 compared to approximately $134,000 for the six months ended June 30, 2004, a decrease of $7,000 or 5%.  As a percentage of product revenues, total costs of product revenues decreased to approximately 87% for the six months ended June 30, 2005 compared to approximately 95% for the six months ended June 30, 2004.  The decrease in the costs as a percentage of product revenues was primarily due to no charges to inventory for obsolescence and other write-offs for the six months ended June 30, 2005 compared to $30,000 for the six months ended June 30, 2004, offset by the Company utilizing a turn-key manufacturer for production in 2005. Also, allocated costs were $22,000 for the six months ended June 30, 2005 compared to $37,000 for the six months ended June 30, 2004, a decrease of $15,000 or 41%.  As a percentage of product revenue allocated costs were 15% for the six months ended June 30, 2005 compared to 26% for the six months ended June 30, 2004.  The allocated costs as a percentage of product revenues decreased as the allocated costs were absorbed by a higher volume of product revenues and because the Company began the use of a turnkey manufacturer.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $71,000 for the three months ended June 30, 2005, as compared to approximately $94,000 for the three months ended June 30, 2004, a $23,000 or a 24% decrease.  This decrease is mainly attributable to the Company’s restructuring and cost reduction program implemented in August and September of 2004.

Research and development expenses were approximately $126,000 for the six months ended June 30, 2005, as compared to approximately $208,000 for the six months ended June 30, 2004, an $82,000 or a 39% decrease. This decrease is mainly attributable to the Company’s restructuring and cost reduction program implemented in August and September of 2004, partially offset by a $26,000 charge during the six months ended June 30, 2004, related to laboratory testing done for further product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $400,000 for the three months ended June 30, 2005, as compared to $472,000 for the three months ended June 30, 2004 a decrease of $72,000 or 15%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs, as well as the elimination of some fixed costs related to the reduction in workforce and the Company’s decision to restructure its operations in August and September of 2004.

Selling, general and administrative expenses were approximately $607,000 for the six months ended June 30, 2005, as compared to $920,000 for the six months ended June 30, 2004 a decrease of $313,000 or 34%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs, as well as the elimination of some fixed costs related to the reduction in workforce and the Company’s decision to restructure its operations in August and September of 2004.

Financial Condition, Liquidity, and Capital Resources: For the Six Months Ended June 30, 2005

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of June 30, 2005, the Registrant had cash of $101,647.

Cash used for operating activities for the six months ended June 30, 2005 was $873,099 which consisted of: a net loss of $993,123; less depreciation and amortization of $12,328, amortization of deferred financing costs of $30,882, bad debt expenses of $4,530, amortization of debt discount related to issuance of debt securities of $112,462, warrants issued in connection with the issuance of debt, employment agreements, and consulting fees of $69,859; offset by increases in accounts receivable of $32,827, and  prepaid expenses and other current assets of $10,331 and decreases in inventory of $13,542, restricted cash of $95,798, accounts payable and accrued expenses of $142,619 and accrued salaries and payroll taxes of $33,600.

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

Cash used in investing activities for the first half of fiscal 2004 was $21,576. The amount consisted of the purchase of fixed assets.

Net cash provided by financing activities for the first half of fiscal year 2005 was $582,275 which consisted of: proceeds from the issuance of debt securities and notes payable of $125,000 and $300,000, respectively; proceeds from the issuance of equity securities of $255,326, partially offset by repayments of loans to former officers of $37,981 and an increase in deferred financing costs of $60,070.

Net cash provided by financing activities for the six months ended June 30, 2004 was $474,800, which primarily consisted of proceeds of $174,800 from the issuance of equity securities related to the Company’s Regulation “S” stock offering and $300,000 of proceeds from the Summit Energy Ventures line of credit.

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

Cash Requirements and Need for Additional Funds

The Registrant anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Registrant’s prepared expansion plan, it is the opinion of management that approximately $2.0 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months. On July 8, 2005 the Company completed a stock offering for in excess of $2.4 million (see Note 8 to the Financial Statements), which netted approximately $1.8 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Extension of Senior Secured Notes

On March 28, 2005, the company received consent from all of the Senior Secured Note holders to extend the maturity date of the Senior Secured Notes for one year.  Under the original terms, $1,484,806 of the Notes would become due in October 2005, and $125,000 of the Senior Secured Notes would become due in February of 2006.  These notes will now mature in October 2006 and February 2007, respectively.  See Exhibit 10.1 from the March 31, 2005 10-QSB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Document	Location

10.1	Lease Agreement for Registrant’s Las Vegas, Nevada facility dated June 23, 2005	Filed herewith
10.2	Sample Lock Up Agreement	Filed herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
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

Filed herewith

(b) Reports on Form 8-K.

On May 4, 2005, the Company filed a current report on Form 8-K reporting an Item 1 and an Item 3 event.  The Item 1 event involved a termination of a material definitive agreement in connection with a licensing agreement with a shareholder.  The Item 3 event involved an unregistered sale of equity securities.

On June 16, 2005, the Company filed a current report on Form 8-K reporting an Item 2 event.  The Item 2 event involved the creation of a direct financial obligation in the form of a $300,000 note.

On July 13, 2005, the Company filed a current report on Form 8-K reporting an Item 8 event.  The Item 8 event involved the Company entering into employment contracts with its Chief Executive Officer, Chief Financial and Operating Officer, and Chief Technology Officer.

On July 15, 2005, the Company filed a current report on Form 8-K reporting an Item 1 and an Item 3 event.  The Item 1 event involved the Company entering into a material definitive agreement in connection with the issuance of 12,150,000 shares of Common Stock.  The Item 3 event involved an unregistered sale of equity securities in connection with the issuance of 12,150,000 shares of Common Stock and 6,075,000 warrants.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005	POWER EFFICIENCY CORPORATION (Registrant)

	By:	/s/ Steven Strasser
Chief Executive Officer

Date: August 12, 2005	By:	/s/ John Lackland
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)