Form 10KSB/A
period 2004-12-31
POWER EFFICIENCY CORP
filed 2005-09-21
CIK 1024075

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A to Power Efficiency Corporation’s (the “Company” or the “Registrant”) Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 31, 2005, and as amended on Form 10-KSB/A for the year ended December 31, 2004 (the “First Amendment”, collectively the “Filings”), which was filed with the Securities and Exchange Commission on April 6 2005, is being filed to amend the Filings as follows:

•                  Item 6. Management’s Discussion and Analysis is amended to properly reflect the Company’s Financial Condition, Liquidity and Capital Resources: For the Year Ended December 31, 2004 information.

•                  Item 7. Financial Statements is amended to revise the Cash Flow Statement to properly reflect the Company’s cash flows for the year ended December 31, 2004.

This Amendment No. 2 is filed pursuant to the Securities and Exchange Commission Release No. 34-50754 which provides for 45 additional days beyond the date of the Original Filing for the filing of the above.

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

The Registrant began generating revenues from sales of its patented Power Commander ® line of motor controllers in late 1995. As of December 31, 2004, the Registrant had total stockholders’ equity of $1,068,330 primarily due to the Registrant’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003. In addition, in August 2000, the Registrant purchased the assets of Percon, formerly the largest distributor of the Registrant’s products. The transaction was accounted for as a purchase and the Registrant’s Statements of Operations includes Percon’s results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Registrant to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM’s in the elevator/escalator industry and transferred those agreements to the Registrant as part of the asset sale.

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

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $327,202 for the twelve months ended December 31, 2004 compared to $420,376 for the twelve months ended December 31, 2003, a decrease of $93,174 or 22%.  This decrease is primarily attributable to reduced expenses due to the restructuring of the Company’s operations in the 3 rd quarter 2004.  Costs incurred were for the development of the low cost, low horsepower Platform A product family, the single-phase controller, and the fast-reaction integrator board.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,886,132 for the twelve months ended December 31, 2004 compared to $2,392,754 for the twelve months ended December 31, 2003, a decrease of $506,622 or 21%. The decrease in selling, general and administrative expenses was due primarily to reduced expenses due to the restructuring of the Company’s operations in the 3 rd quarter 2004. These expenses were related for the most part to reduced payroll and related costs, the closing of the Company’s Livonia, MI headquarters and settlements with former employees, vendors and consultants.

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

Net cash used for operating activities for the twelve months ended December 31, 2004 was $1,396,150 which primarily consisted of: a net loss of $2,465,631; less allowances for inventory obsolescence of $29,484, depreciation and amortization of $116,294, loss on disposition of fixed assets of $31,036, amortization of debt discounts of $97,000, warrants and options issued in connection with settlements, services from consultants and vendors, the forgiveness of indebtedness and the issuance of debt of $550,969, an increase in restricted cash related to a note payable of $219,721, decreases in accounts receivable of $1,701, inventory of $143,396 and prepaid expenses and other of $13,079. In addition, these amounts were partially offset by an increase in accounts payable and accrued expenses of $142,830 and accrued salaries and payroll taxes of $84,841.

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

POWER EFFICIENCY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2004 AND 2003

						Additional		Total
	Common Stock		Preferred Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance, January 1, 2003	940,088	$940	2,346,233	$2,346	$—	$11,749,702	$(9,844,283)	$1,908,705
Issuance of common stock	684,765	685	—	—	(181,045)	1,228,037	—	1,047,677
Exercise of warrants	50,100	51	—	—	—	84,237	—	84,288
Conversion of Summit debt to preferred stock	—	—	982,504	983	—	1,045,913	—	1,046,896
Common stock issued for settlement of compensation and other accrued expenses	172,582	173	—	—	—	1,034,800	—	1,034,973
Non-qualified stock options issued below market	—	—	—	—	—	77,158	—	77,158
Net loss 2003	—	—	—	—	—	—	(3,016,717)	(3,016,717)
Balance, December 31, 2003	1,847,535	$1,849	3,328,737	$3,329	$(181,045)	$15,219,847	$(12,861,000)	$2,182,980
Summit exercising all outstanding warrants	3,134,102	3,134	—	—	—	—	—	3,134
Fractional shares one-for-seven reverse split	25,260	24	—	—	—	—	—	24
Common stock issued for services rendered	13,580	13	—	—	—	35,796	—	35,809
Common stock issued in exchange for subscriptions receivable	—	—	—	—	181,045	—	—	181,045
Warrants issued in connection with issuance of Notes Payable - Pali Capital						580,000		580,000
Options and Warrants issued in connection with settlements and services from consultants and vendors, the forgiveness of indebtedness and the issuance of debt	—	—	—	—	—	550,969	—	550,969
Net loss 2004	—	—	—	—	—	—	(2,465,631)	(2,465,631)
Balance, December 31, 2004	5,020,477	$5,020	3,328,737	$3,329	$—	$16,386,612	$(15,326,631)	$1,068,330

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

Power Efficiency Corporation (“Power Efficiency” and/or the “Company”), was incorporated in Delaware on October 19, 1994.  Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to effectively reduce energy consumption in alternating current induction motors.  Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world.  The Company currently has two principal and proprietary products: the Three Phase Power Commander® , which is used in industrial applications, and the Single Phase Power Commander® , which is used in consumer applications.  The Company also engages in research and development of new, related energy saving products.

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

POWER EFFICIENCY CORPORATION

Dated: September 16, 2005	By:	/s/ Steven Strasser
Steven Strasser, President and
Chief Executive Officer

Dated: September 16, 2005	By:	/s/ John Lackland
John Lackland, Interim Chief
Financial Officer