Form 10QSB
period 2005-09-30
POWER EFFICIENCY CORP
filed 2005-11-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☐

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of October 31, 2005 was 23,439,266.

Transitional Small Business Disclosure Format (check one):   Yes    ☐  No    ☒

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET

Unaudited

September 30, 2005
ASSETS
CURRENT ASSETS:
Cash	$1,626,826
Accounts receivable, net	92,172
Inventory, net of reserve	162,444
Prepaid expenses and other current assets	90,602
Total Current Assets	1,972,044

PROPERTY AND EQUIPMENT, Net	15,845

OTHER ASSETS:
Patents, net	12,221
Goodwill	1,929,963
Website, net	4,887
Deferred financing costs, net	98,193
Total Other Assets	2,045,264

Total Assets	$4,033,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$456,623
Accrued salaries and payroll taxes	65,574
Notes payable	79,236
Notes payable — former officers	43,918
Total Current Liabilities	645,351

LONG TERM LIABILITIES
Notes payable — Pali Capital, net	1,288,532
Notes payable	14,617
Total Long Term Liabilities	1,303,149

Total Liabilities	1,948,500
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 23,439,266 issued and outstanding	23,439
Additional paid-in capital	19,146,792
Accumulated deficit	(17,085,578)
Total Stockholders’ Equity	2,084,653

Total Liabilities and Stockholders’ Equity	$4,033,153

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2005	2004	2005	2004
REVENUES

Product, net	$75,952	$46,585	$221,737	$188,005
Miscellaneous	—	18,130	—	30,855

Total Revenues	75,952	64,715	221,737	218,860

COMPONENTS OF COST OF PRODUCT REVENUES:

Material and labor	56,092	20,712	167,924	88,505
Allocated costs	4,353	5,285	19,059	41,815
Inventory obsolescence and other write-offs	—	—	—	29,484

Total Cost of Product Revenues	60,445	25,997	186,983	159,804

GROSS MARGIN	15,507	38,718	34,754	59,056

COSTS AND EXPENSES:
Research and development	186,668	82,469	313,318	290,766
Selling, general and administration	461,317	378,030	1,073,528	1,288,327
Depreciation and amortization	5,032	18,007	17,360	55,510

Total Costs and Expenses	653,017	478,506	1,404,206	1,634,603

LOSS FROM OPERATIONS	(637,510)	(439,788)	(1,369,452)	(1,575,547)

OTHER (EXPENSE) INCOME
Interest (expense) income - net	(130,217)	(8,858)	(391,398)	(16,454)

Total Other (Expense) Income	(130,217)	(8,858)	(391,398)	(16,454)

NET LOSS	$(767,727)	$(448,646)	$(1,760,850)	$(1,592,001)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(.03)	$(.09)	$(.16)	$(.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,258,497	5,020,447	11,122,128	4,426,976

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended Sept 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,760,850)	$(1,592,001)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	17,360	55,510
Amortization of deferred financing costs	63,982	—
Bad debt expense	4,530	5,493
Inventory obsolescence reserve and other write-offs	—	29,484
Loss on sale of fixed assets	—	31,226
Debt discount related to issuance of debt securities	181,726	—
Settlement of litigation	93,853	—
Warrants and options issued in connection with the issuance of debt securities, employment agreements, and consulting fees	27,549	—
Changes in assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(65,165)	14,010
Inventory	25,373	40,518
Prepaid expenses and other current assets	(20,916)	(13,481)
Restricted cash for interest escrow	165,416	—
Increase(Decrease) in:
Accounts payable and accrued expenses	(180,742)	298,236
Customer deposits	—	6,983
Accrued salaries and payroll taxes	(62,893)	386,383
Net Cash Used for Operating Activities	(1,510,777)	(737,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,373)	(21,576)
Net Cash Used for Investing Activities	(1,373)	(21,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(63,457)	—
Proceeds from line of credit — related party	300,000	300,000
Proceeds from issuance of equity securities	2,741,378	184,800
Proceeds from issuance of debt securities	125,000	—
Payments on line of credit — related party	(300,000)	—
Payments to former officers	(56,416)	(10,000)
Net Cash Provided by Financing Activities	2,746,505	474,800

Increase(Decrease) in cash	1,234,355	(284,415)

Cash at beginning of period	392,471	285,508

Cash at end of period	$1,626,826	$1,093
NON-CASH FINANCING TRANSACTIONS- Common stock issued in conjunction with the settlement of accounts payable and accrued salaries\ payroll\other expenses settlement of acounts payable and accrued salaries\payroll\other accrued expenses	$—	$37,400

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2004 on Form 10-KSB, Form 10-KSB/A 1, Form 10-KSB/A 2 and SB-2.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $1,510,000 from operations for the nine months ended September 30, 2005, and lacks sufficient liquidity to continue its operations.

On July 8, 2005 and on August 31, 2005, the Company closed a private offering of Common Stock which grossed $2,900,000, and produced net proceeds of $2,232,750, from which the Company will use to fund its operations (see Note 5).  It is anticipated that such net proceeds will last for up 15 months.  When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

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

NOTE 3 - NOTES PAYABLE

On February 24, 2005, the Company entered into a financing transaction in which the Company issued $125,000 in senior secured notes under the same offering through which the Company issued $1,464,806 in senior secured notes in October 2004. This offering was originally intended to close on December 31, 2004, however, the placement agent and the Company agreed to keep the offering open past the original closing date. After the February 24 closing the offering was terminated.  Under the original terms, all of the senior secured notes were to become due one year after issuance, but on March 28, 2005, the Company received consent, from all of the senior secured note holders of the first and secondary offering, to extend the maturity date for an additional year.  Accordingly, these notes will now mature in October 2006 and February 2007, respectively.

The holders of the $125,000 in notes issued in February were issued 144,232 warrants, with an exercise price of $0.65 per share.  The value of such warrants approximates $24,000 and was reflected as debt discount which is being amortized to interest expense over the term of the notes.  The Company paid a placement agent a commission of $12,500 and 14,423 warrants which are being amortized over the life of the notes, with the same rights and provisions as the warrants issued to the holders of the notes.

NOTE 4 — RELATED PARTY TRANSACTIONS

On June 9, 2005 and on June 16, 2005, the Company entered into financing transactions in which the Company issued a $200,000 convertible, unsecured note, and a $100,000 convertible, unsecured note respectively (collectively, the “Bridge Notes”) to Summit Energy Ventures LLC, an entity owned entirely by the Company’s current Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer that is also one of the Company’s principal stockholders.  The Notes bear interest of 10% per annum.  The Bridge Notes’ accrued interest and principal were due on July 23, 2005.  The Bridge Notes were converted into equity on July 8, 2005 (see Note 5).

NOTE 5 - STOCKHOLDERS’ EQUITY

On July 8, 2005 the Company completed the first closing of private offering of Common Stock (the “Offering”) for $2,430,000, which netted approximately $1.8 million.  On August 31, 2005 the Company completed the second and final closing under the Offering for $470,000, which netted approximately $400,000.  In this offering, the Company issued a total of 14,500,000 shares of Common Stock and 7,250,000 Common Stock Warrants (the “Investor Warrants”).  The per share purchase price of the Common Stock was $0.20 (the “Common Stock Purchase Price”). The Investor Warrants have a per share exercise price of $0.44 and expire 5 years from the date of issuance.  The value of the Investor Warrants was approximately $990,000.

Joseph Stevens & Company, Inc. (the “Placement Agent”), a registered broker dealer, acted as the sole placement agent for the Offering.  For its services, the Placement Agent received commissions and non-accountable fees totaling $237,900 and 3,450,000 warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have a per share exercise price of $0.20 and expire five years from the date of issuance.  The value of the Placement Agent Warrants was approximately $832,000.

Two convertible notes (the “Bridge Notes”) issued by the Company, to Summit Energy Ventures, LLC, on June 9, 2005 and June 16, 2005, in the aggregate principal amount of $300,000, were converted into 1,500,000 shares of common stock and 750,000 Investor Warrants on the same terms as those offered to investors in the Offering and no commissions, fees or securities were issued to the Placement Agent in connection with such conversion.

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

NOTE 6 - SUBSEQUENT EVENTS

On September 15, 2005, the Board of Directors of the Company unanimously voted to recommend to the shareholders that the Articles of Incorporation be amended to increase the Company’s authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares.  On October 13, 2005, a majority of the shareholders voted to amend the Articles of Incorporation to increase the Company’s authorized shares.

On October 17, 2005, the Company settled litigation with the owner of the former office space in Livonia, Michigan.  The Company vacated these facilities in 2004. Under the settlement the Company paid its former landlord $50,000 in cash on October 17, 2005, and will pay the former landlord an additional $50,000 in 18 monthly installments of $2,778.  After application of the Company’s accrued loss contingency reserve, it recognized a loss of approximately $65,000 on its September 30, 2005 financial statements.

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

RESULTS OF OPERATIONS: FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

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

REVENUES

Total revenues for the three months ended September 30, 2005, were approximately $76,000, compared to $65,000 for the three months ended September 30, 2004, an increase of $11,000 or 17%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment. Sales to a new international customer totaled approximately $20,000 during the three months ended September 30, 2005.  Sales to two new international distributors totaled approximately $1,500 during the three months ended September 30, 2004. Revenue of $18,000 was recognized for a government grant received associated with development expenses related to a medium voltage product application during the three months ended September 30, 2004.  For the three months ending September 30, 2005, there was no revenue from the government agency.

Total revenues for the nine months ended September 30, 2005, were approximately $222,000, compared to $219,000 for the nine months ended September 30, 2004, an increase of $3,000 or 1%.   This increase is mainly attributable to an increase in sales in the elevator and escalator market segment. Sales to a government agency totaled approximately $50,000, and sales to a new international customer totaled approximately

$20,000 during the nine months ended September 30, 2005.  Sales to three international distributors totaled approximately $41,000 during the nine months ended September 30, 2004. Revenue of $30,725 was recognized for a government grant received associated with development expenses related to a medium voltage product application during the nine months ended September 30, 2004.  During 2005, there was no grant money received.

COST OF PRODUCT REVENUES

Total cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the three months ended September 30, 2005 were approximately $60,500 compared to $26,000 for the three months ended September 30, 2004, an increase of $34,500 or 133%.  As a percentage of product revenues, total cost of revenues increased to approximately 80% for the three months ended September 30, 2005 compared to approximately 56% for the three months ended September 30, 2004.  The increase in the costs as a percentage of product revenues was primarily due an increase in the production of higher costing units in 2005.  Also, allocated costs were approximately $4,400 for the three months ended September 30, 2005 compared to $5,300 for the three months ended September 30, 2004, a decrease of $900 or 17%.  As a percentage of product revenues allocated costs were 6% for the three months ended September 30, 2005 compared to 11% for the three months ended September 30, 2004.  The allocated costs as a percentage of product revenues decreased as the allocated costs were absorbed by a higher volume of product revenues.  Material and labor costs as a percentage of product revenues increased to 74% for the three months ended September 30, 2005 compared to 44% for the three months ended September 30, 2004. This increase was largely due to outsourcing a greater portion of the manufacturing process, resulting in higher direct labor costs per unit and lower allocated costs as a whole in 2005.

Total cost of product revenues, which includes material and direct labor, allocated costs, and inventory obsolescence and other write-offs for the nine months ended September 30, 2005 were approximately $187,000 compared to approximately $160,000 for the nine months ended September 30, 2004, an increase of $27,000 or 17%.  As a percentage of product revenues, total costs of product revenues decreased to approximately 84% for the nine months ended September 30, 2005 compared to approximately 85% for the nine months ended September 30, 2004.  The decrease in the costs as a percentage of product revenues was primarily due to no charges to inventory for obsolescence and other write-offs for the nine months ended September 30, 2005 compared to $30,000 for the nine months ended September 30, 2004, offset by the Company utilizing an outsourced manufacturer for production in 2005. Also, allocated costs were approximately $19,000 for the nine months ended September 30, 2005 compared to approximately $42,000 for the nine months ended September 30, 2004, a decrease of $23,000 or 121%.  As a percentage of product revenue allocated costs were 9% for the nine months ended September 30, 2005 compared to 22% for the nine months ended September 30, 2004.  The allocated costs as a percentage of product revenues decreased as the allocated costs were absorbed by a higher volume of product revenues and because the Company began the use of a turnkey manufacturer.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $187,000 for the three months ended September 30, 2005, as compared to approximately $82,000 for the three months ended September 30, 2004, a $105,000 or a 128% increase.  This increase is mainly attributable to the Company’s laboratory testing done for further product development which incurred a charge of $76,000 during the three months ended September 30, 2005.

Research and development expenses were approximately $313,000 for the nine months ended September 30, 2005, as compared to approximately $291,000 for the nine months ended September 30, 2004, a $22,000 or an 8% increase. This increase is mainly attributable to the Company’s reorganizing and cost reduction program implemented in August and September of 2004, offset by a $76,000 charge during the nine months ended September 30, 2005, related to laboratory testing done for further product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $427,000 for the three months ended September 30, 2005, as compared to $378,000 for the three months ended September 30, 2004 an increase of $49,000 or 13%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs, as well as recruiting fees for new employees in the third quarter, offset by the elimination of some fixed costs related to the reduction in workforce and the Company’s decision to restructure its operations in August and September of 2004.

Selling, general and administrative expenses were approximately $1,039,000 for the nine months ended September 30, 2005, as compared to $1,288,000 for the nine months ended September 30, 2004 a decrease of $249,000 or 19%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs for the whole year, as well as the elimination of some fixed costs related to the reduction in workforce and the Company’s decision to reorganize its operations in August and September of 2004.

Financial Condition, Liquidity, and Capital Resources: For the Nine Months Ended September 30, 2005

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of September 30, 2005, the Registrant had cash of $1,626,826.

Cash used for operating activities for the nine months ended September 30, 2005 was $1,510,777 which consisted of: a net loss of $1,760,850; less depreciation and amortization of $17,360, amortization of deferred financing costs of $63,982, bad debt expenses of $4,530, amortization of debt discount related to issuance of debt securities of $181,726, the settlement of a litigation for $93,853, warrants issued in connection with the issuance of debt, employment agreements, and consulting fees of $27,549; offset by increases in accounts receivable of $65,165, and  prepaid expenses and other current assets of $20,916 and decreases in inventory of $25,373, restricted cash of $165,416, accounts payable and accrued expenses of $180,742 and accrued salaries and payroll taxes of $62,893.

Cash used for operating activities for the nine months ended September 30, 2004 was $737,639, which consisted of: a net loss of $1,592,001; less depreciation and amortization of $55,510, bad debt expense of $5,493, inventory obsolescence reserve of $29,484, loss on sale of fixed assets of $31,226, decreases in accounts receivable of $14,010, inventory of $40,518, increases in prepaid expenses and other assets of $13,481, accounts payable and accrued expenses of $298,236, customer deposits of $6,983 and  accrued salaries and payroll taxes of $386,383.

Cash used in investing activities for the nine months ended September 30, 2005 was $1,373 compared with $21,576 in the nine months ended September 30, 2004.  The amounts for both years consisted of the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $2,746,505 which consisted of: proceeds from the issuance of debt securities and notes payable of $125,000 and $300,000, respectively; proceeds from the issuance of equity securities of $2,741,378, partially offset by repayments of loans to former officers of $56,416 and the conversion of a note payable to equity of $300,000, and an increase in deferred financing costs of $63,457.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $474,800, which primarily consisted of proceeds of $174,800 from the issuance of equity securities related to the Company’s Regulation “S” stock offering and $300,000 of proceeds from the Summit Energy Ventures line of credit. Net cash provided by financing activities for the nine months ended September 30, 2004 was $474,800, which primarily consisted of proceeds of $184,800 from the issuance of equity securities related to the Company’s Reg “S” stock offering and $300,000 of proceeds from the Summit Energy Ventures line of credit.  This was partially offset by payments to a former officer of $10,000.

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

Cash Requirements and Need for Additional Funds

The Registrant anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Registrant’s prepared expansion plan, it is the opinion of management that approximately $2.0 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months. On July 8, 2005 and on August 31, 2005 the Company completed, in two phases, a stock offering for approximately $2.9 million in gross proceeds (see Note 5 to the Financial Statements), which netted approximately $2.2 million.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of its Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, the Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant has recently settled litigation with the owner of the former office space in Livonia, Michigan.  The Registrant vacated the office space in 2004. Under the settlement the Registrant has paid their former landlord $50,000 in cash on October 17, 2005, and will pay the former landlord an additional $50,000 in 18 monthly installments of $2,778.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following details several recent sales of unregistered securities the Registrant made to Summit Energy Ventures, LLC, a private equity firm specializing in energy related technologies owned by the Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer (“Summit”) and Commonwealth Energy Corporation. All of the sales were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

On April 28, 2005, the Registrant issued 1,204,819 shares of Series A-1 Convertible Preferred Stock, convertible into 1,000,000 shares of Common Stock, and Warrants to purchase 500,000 shares of Common Stock to Summit for an aggregate purchase price of $200,000 in cash.  The requisite percentage of current holders consented and waived the anti-dilution provisions.

On April 28, 2005, the Registrant issued 180,723 shares of Series A-1 stock, convertible into 150,000 shares of Common Stock, and Warrants to purchase 75,000 shares of Common Stock, to Commerce Energy Group, Inc., the parent of Commonwealth Energy Corporation, in consideration of Commerce Energy Group’s cancellation of a license agreement with the Registrant.  The requisite percentage of current holders consented and waived the anti-dilution provisions.

On July 8, 2005, the Registrant issued 3,000,000 shares of Common Stock and 1,500,000 Stock Purchase Warrants to Summit for $300,000 in cash and the conversion of a $300,000 note payable.

On July 8, 2005, the Registrant converted all 4,714,279 outstanding shares of its Series A-1 Convertible Preferred Stock into 3,918,848 shares of Common Stock owned by Summit and Commonwealth Energy Corporation.

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

On September 8, 2005, the Company filed a current report of Form 8-K reporting an Item 3 event.  The Item 3 event involved an unregistered sale of equity securities in connection with the issuance of 2,350,000 shares of Common Stock and 1,175,000 warrants.

On October 11, 2005, the Company filed a current report on Form 8-K reporting an Item 5 event.  The Item 5 event involved the election of a new Director to the Board of Directors of the Company.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION
(Registrant)

Date: November 11, 2005	By:	/s/ Steven Strasser
Chief Executive Officer

Date: November 11, 2005	By:	/s/ John Lackland
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)