Form 10KSB
period 2005-12-31
POWER EFFICIENCY CORP
filed 2006-03-31
CIK 1024075

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-31805

Power Efficiency Corporation

(Name of Small Business Issuer in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Ste 460 Las Vegas, NV	89109
(Address of Principal Executive Offices)	(Zip Code)

(702) 697-0377

(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value

(Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the year ended December 31, 2005 were $276,405.

As of March 22, 2006, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $5,934,817. This amount is based on the closing price of $0.25 per share for the registrant’s stock as of such date.

On March 22, 2006 there were 23,739,266 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference Power Efficiency Corporation’s Definitive Proxy Statement for the 2005 Annual Meeting of the Stockholders (Item 4 of Part I, and Items 9, 10, 11, 12 of Part III) filed on January 27, 2006.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

Item 1. Description of Business.

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

(b) Business of the Registrant

The Registrant’s Principal Products

In 1995, the Registrant commenced the sale of the Power Commander®, more recently branded as the Performance Controller, its principal and proprietary product that reduces energy consumption in alternating current induction motors in certain industrial applications. In addition, the Performance Controller extends motor life, minimizes maintenance, results in cooler running, reduces stress and strain on the motor, and reduces stress and strain on accompanying electrical and mechanical systems. Technology and circuitry included in the Registrant’s Performance Controller is the subject of a United States Patent granted in 1998. The Registrant offers the Performance Controller principally as a three phase product, which is used in industrial and commercial applications. The Registrant also has a single phase version of the product, which is intended for consumer applications such as home appliances and the like, but this is not yet a commercialized product.

The Registrant’s product is designed to soft start a motor, save energy, and protect and conserve the motor.

The Registrant’s management believes that the Performance Controller line offers certain advantages over competing products for the following reasons:

•	The Performance Controller is the result of field and laboratory engineering refinements undertaken since 1994. These refinements enable the Performance Controller to offer a control system which measures and monitors key motor operating conditions and adapts motor operating parameters during rapid changes in motor load, all without excessive vibration, synchronization problems or other material adverse effects to the motor or surrounding electrical and mechanical systems.

•	Energy savings and motor efficiencies were verified through tests of the Performance Controller performed by independent laboratories. Oak Ridge National Laboratory tested the Performance Controller, then known as the Power Commander®, and concluded that “significant energy savings due to lower electrical power demand can clearly be obtained in medium-sized and especially large-sized motor applications where the motor is frequently operating with no load.” Oak Ridge’s conclusions were based on tests that examined energy savings, motor temperature, and soft start impact.

•

Medsker Electric, Inc., an independent electric motor repair and test laboratory, performed a series of inrush current and energy savings tests on the Performance Controller. The tests compared the Registrant’s product to the products of three competitors. In its conclusions, Medsker stated that the Registrant’s Performance Controller “exhibited twice the energy savings of the next nearest competitor.” In addition, Medsker concluded that the Performance Controller “exhibited the best soft-start performance, reducing the motor inrush current by 71%.” Finally, Medsker concluded that the Performance Controller “was the simplest to install and test, and was the best performer in terms of energy savings and inrush current reduction.”

•	In addition to the tests performed by independent laboratories, the Performance Controller was subjected to a performance case study by one of the Registrant’s customers, Otis Elevator Company. In the Otis Elevator case study, the Performance Controller resulted in reduced energy consumption and lower operating temperatures. The case study examined the effects and energy savings obtained with a Performance Controller installed on a 10 horsepower AC induction motor operating a single width, single level escalator.

Three-Phase Performance Controller

The initial market for the Three-Phase Performance Controller is the elevator and escalator industry, although the Registrant is actively marketing this product to other industries such as the recycling, mining, plastics manufacturing, and distribution.

Industries that operate other equipment such as conveyor systems, machine tools, mining equipment, metal stamping presses, granulators, grinders, crushing machines, shredders, etc., are believed to be viable target markets for the Three-Phase Performance Controller and the Registrant is seeking to target markets with applications and market access, using direct sales, representatives and original equipment manufacturers to address these markets.

Single-Phase Product

Like the Registrant’s Three-Phase product described above, the Registrant’s Single-Phase product reduces energy consumption in electrical equipment by sensing and controlling the amount of energy the motor consumes. Most motors commonly used in-home appliances and other consumer goods are single-phase motors. Since the Single-Phase product is usable in a broad variety of contexts and can be installed when the motor is assembled with little effort and expense, it is a product most suitable for installation at the OEM level.

Product Development

The Registrant’s development efforts include primarily the transformation of the three phase and single phase products into a “digitized” form so that the Company’s key technology becomes an algorithm on a microchip. Currently the Registrant’s products are based on analog technology, and the Registrant anticipates that digitizing the products will have several distinct advantages, including:

•	Increased ease of installation and reduced technical support requirements. Instead of approximated and manual adjustments during installation, which can require technical support from the Registrant, the digitized unit will allow more simplified and precise adjustments by customers and third party installers.

•	Increased functionality. With a microchip and software driving the Registrant’s products, the Registrant expects to be able to ultimately add new functionality to the products. These new functions may include such things as:

•	Recording and reporting of actual energy savings

•	Prediction of maintenance problems by reading and reporting on changes in the motor’s operating characteristics

•	More secure intellectual property protection through the use of secured chips and software

Marketing and Sales

The Registrant’s marketing efforts for the Performance Controller have historically been concentrated in the elevator and escalator industry, primarily to original equipment manufacturers of elevator and escalator equipment. Other customers and end users of the Registrant’s products include retail chains, hotels, airports and federal government facilities.

As the Registrant’s operations are scaled up and revenues from the sale of the Performance Controller grow, the Registrant intends to simultaneously (i) market the Performance Controller directly to owners and operators of escalator and elevator equipment, such as gaming companies, airports, and transit facilities, (ii) market the Performance Controller through original equipment manufacturers that the Company makes private label products for, and (iii) target select industrial markets, such as mining, recycling, distribution or food processing, that have many applications for the Registrant’s products and which the Registrant can access through direct sales, independent sales representatives, and targeted marketing efforts.

Manufacturing

The Registrant has an arrangement with two manufacturers in the electronics industry, Q.C. Corporation d/b/a System Controls. System Controls, and Cole Industries, Inc. Both manufacturers produce units for the Registrant on an as-needed basis. Under the arrangements, the Registrant issues a purchase order to one of the manufacturers that outlines, among other things, the number of units to be manufactured and the desired delivery date. The manufacturers are under no obligation to accept the order and the Registrant is under no obligation to use either of the manufacturers for its manufacturing needs. Management believes the arrangement between the Registrant and both manufacturers has been mutually beneficial to all parties, but the Registrant may focus its manufacturing orders on one of the manufacturers in the future. Management also believes that the manufacturers have the ability to meet the Registrant’s production needs and the Registrant would be successful in finding alternative manufacturers should these manufacturers not be available to manufacture product.

Product cost-reduction and quality improvement efforts are, and will remain, an objective of the Registrant. One key element of these efforts includes an aggressive engineering effort to move to the use of microchips and algorithms to replace expensive analog circuit boards, as well as the overall reengineering of the product to reduce the size and cost of the units. A second element of this manufacturing and engineering effort is to reduce inventory levels by simplifying the product offering with the ultimate goal of holding little or no inventory. A third element of the program has been to outsource manufacturing, so that less resources are spent managing manufacturing and inventory. The Registrant has also recently qualified a new manufacturer of circuit boards, which has automated assembly and test equipment, helping ensure quality.

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

Three-Phase Competition. Although the Registrant has not completed any formal market study, the Registrant believes its Three-Phase Performance Controller has the following competitive advantages:

•	It is the only device management is aware of that combines soft start features with energy savings features in a single integrated unit that is CSA and CE certified and achieves energy savings levels of up to 15% to 35%;

•	Its circuitry is proprietary and protected by a patent; and

•	Energy saving motor controllers claimed to be competitive with the Performance Controller (i.e., Fairford, Power Boss and Power Planner) utilize technologies inferior to the Registrant’s technology because their products achieve lower levels of energy savings in comparable applications (see Part I, Item 1 “Description of Business,” for a description of the independent tests performed on the Registrant’s products).

Single-Phase Competition. There have been several companies that have, with different technologies, attempted to exploit this market due to the enormous opportunity in single-phase motor applications. These products include “Green Plug” (voltage clamping), “Power Planner” (digital microchip) and “Econelectric” (power factor control).

High Efficiency Motors. Insofar as high efficiency motor replacement is concerned, management believes that the energy savings gain attributable to high efficiency motors is materially lower than that of the Performance Controller on underloaded motor applications, which is the prime target for the Registrant’s products. Furthermore, the Registrant’s products are able to save energy on underloaded high efficiency motors, so that such motors and the Company’s technology are not mutually exclusive.

Source of Supply and Availability of Raw Materials

The Performance Controller motor controller has been designed to use standard, off-the-shelf, easily acquired components, except for the custom made circuit boards. Such off-the-shelf components are basic items that are readily available worldwide at competitive prices. They come in standard and miniature versions and offer the Registrant large latitude in product design. Although the Registrant believes that most of the key components required for the production of its products are currently available in sufficient production quantities from multiple sources, there can be no assurance that they will remain so readily available.

Customers

The Registrant currently does business with approximately 30 customers. Of this number, four, including KONE, Inc., Edson Electrical Supply, Omega Energy Controls, and Keltech EPS Limited, presently account for approximately 72% of the Registrant’s gross revenues. In light of the Registrant’s intentions to focus its business on a limited number of markets, the Registrant is, and may continue to be, dependent upon a limited number of customers. Accordingly, the loss of one or more of these customers may have a material adverse effect upon the Registrant’s business.

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

Government Regulation

The Registrant is not required to be certified by any government agencies. However, most of the Registrant’s products are manufactured to comply with specific Underwriters’ Laboratory codes that meet national safety standards. Presently, the Registrant’s products comply with UL 508 Industrial Control Equipment and the Registrant has also received certification meeting CSA (Canadian Standards Association) CSA-B44.1-96/ASME-17.5-1996 Elevator and Escalator Electrical Equipment for many of the Registrants products. Many of the Registrant’s products are also CE compliant. The CE certificate number is C1282PEC1.TLS.doc. The Department of Commerce does not require the Registrant’s technology to be certified for export. The Registrant’s industrial code is 421610 and the SIC code is 5063.

Deregulation of Electrical Energy

Sales of the Registrant’s product are not dependant on continued deregulation of the electrical energy market as the Registrant’s product can be sold in regulated and deregulated markets.

Research and Development

The Registrant intends to continue its research and development effort to introduce new products based on its solid-state technology. Towards this end, the Registrant spent $418,016 and $327,202 in fiscal years 2005 and 2004, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Registrant’s foreseeable research and development activities will be on digitization and single phase unit commercialization.

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

Employees

At the date of this document, the Registrant employs 11 people on a full time basis. Of this number, one is engaged in accounting and finance, three in operations management, four in sales and marketing, one in engineering and manufacturing, and two in research, development and technology support. At such time as business conditions dictate, the Registrant may hire additional personnel for, among other things, increased marketing and sales. The Registrant has no collective bargaining agreements and considers its relationship with its employees to be good. The Registrant utilizes consultants in the areas of marketing and financing on an ongoing basis.

(c) Reports to Security Holders

The Registrant is a Small Business issuer, and as such files Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K on a regular basis with the SEC.

The Public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Unless We Achieve Profitability and Related Positive Cash Flow, We May Not Be Able To Continue Operations, And Our Auditors Have Questioned Our Ability To Continue As A “Going Concern”.

We have suffered recurring losses from operations, experienced approximately a $2,081,000 deficiency of cash from operations in 2005 and lack sufficient liquidity to continue our operations without external financing. For the year ended December 31, 2004, we had a net loss of $2,465,631. For the year ended December 31, 2005, we had a net loss of $2,570,563. For the three months ended March 31, 2005, we had a net loss of $381,616, for the six months ended June 30, 2005, we had a net loss of $993,123 and for the nine months ended September 30, 2005, we had a net loss of $1,760,850. In our Auditor’s Report dated March 22, 2006 on our December 31, 2005 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

Our continuation as a “going concern” is dependent upon achieving profitable operations and related positive cash flow and satisfying our immediate cash needs by external financing until we are profitable. Our plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. We are seeking to raise additional capital through equity issuance, debt financing and other types of financing, but we cannot guarantee that sufficient capital will be raised. In that regard, we have granted the holders of our Senior Secured Notes in the aggregate principal amount of $1,589,806 a first priority security interest in substantially all our assets, except that we may grant a first priority security interest senior to the Senior Secured Noteholders in our accounts receivable and inventory in order to obtain a line of credit in the ordinary course of business.

We Have A Limited Operating History, Have Experienced Recurring Losses And Have Limited Revenue.

To date, and due principally to a lack of working capital, our operations have been limited in scale. Although we have an arrangement with an outsourced production facility, have established relationships with suppliers, and have received contracts for our products, we may experience difficulties in production scale-up, product distribution, and obtaining and maintaining working capital until such time as our operations have been scaled-up to normal commercial levels. We have not had a profitable quarter in the past three years and we cannot guarantee that we will ever operate profitably. We have limited revenue. For the year ended December 31, 2005, our total revenues were $276,405, and for the year ended December 31, 2004, our total revenues were $284,373.

Our Present Cash Flow Is Not Adequate To Pay Accrued Liabilities.

We had accrued payables, salaries and expenses totaling approximately $636,000 as of December 31, 2005. Approximately $130,000 of these accrued liabilities represents disputed claims, which we expect to partially pay, settle for equity, or dispute entirely. The remainder of the accrued payables, salaries and expenses are primarily current trade payables and reserves. However, these figures are only estimates and because we may not be able to negotiate successfully with creditors, creditor claims may cause a restriction in the amount of funds available for our operations.

Our Principal Obligations On Long-Term Debt Total $1,659,363 and This Indebtedness Is Subject To Acceleration.

In addition to the accrued payables, salaries and expenses described immediately above, as of December 31, 2005, we had $1,659,363 in aggregate principal amount of long-term debt outstanding. The specific components of this indebtedness are as follows:

We owe $1,589,806 in Senior Secured Notes. They mature in October 2006 ($1,464,806 in principal amount) and February 2007 ($125,000 in principal amount), bear interest at 15% (paid from funds we have placed in escrow) and are secured by a first lien on substantially all our assets. The entire balance of these notes will become due and payable if we cannot pay any past due amount within 7 days of a written notice that payment is in default. As of December 31, 2005, we do not have any past due payments on these Senior Secured Notes.

We owe Stephen Shulman, a former officer, $16,115. The entire principal balance of this note will be due and payable if we cannot pay any past due amount within 10 days of a written notice that the payment is in default. As of December 31, 2005, we do not have any past due payments on this note.

We owe Richard Koch, a former officer, $8,997. The entire principal balance of this note will be due and payable if we cannot pay any past due amount within 7 days of a written notice that the payment is in default. As of December 31, 2005, we do not have any past due payments on this note.

We owe our former landlord in Livonia, Michigan $44,444, before discount, in settlement of our lease dispute litigation. As of December 31, 2005, we do not have any past due payments on this settlement.

On June 30, 2005, we owed Summit, a related party, $300,000. The entire principal balance of this note was converted into 1,500,000 shares of Common Stock and 750,000 Common Stock warrants, with an additional investment of $300,000 cash, in connection with a private offering of the Registrant’s Common Stock.

We Do Not Have A Bank Line Of Credit And Substantially All Our Assets Are Pledged.

At the present time, we do not have a bank line of credit. The absence of a line of credit further restricts our financial flexibility and it is unlikely we will be able to obtain a line of credit in the foreseeable future. As noted above, substantially all our assets are subject to existing liens, although we may grant a senior security interest in our accounts receivable and inventory to obtain a line of credit in the ordinary course of business.

We Will Require Additional Funds To Meet Our Cash Operating Expenses And Achieve Our Current Business Strategy.

We continue to have limited working capital and will be dependent upon additional financing to meet our capital needs and repay outstanding debt. We cannot guarantee that any additional financing will be available on acceptable terms, if at all. We also need additional financing to raise the capital required to fully implement our business plan. Our current fixed operating expense level is approximately $200,000 to $250,000 per month, not considering payments to certain creditors, including accrued salaries and expenses, and may increase in the near-term future. We may need to issue additional equity to raise required funds, and as a result existing equity owners would be diluted.

Our Management Group Owns Or Controls A Significant Number Of The Outstanding Shares Of Our Common Stock And Will Continue To Have Significant Ownership Of Our Voting Securities For The Foreseeable Future.

As of March 22, 2006, management controls approximately 29% of our issued and outstanding Common Stock and voting equivalents. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our Common Stock may:

•	delay or prevent a change in the control;

•	impede a merger, consolidation, takeover, or other transaction involving the Company; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Certain Of Our Management Team Have Relationships Which May Potentially Result In Conflicts Of Interests.

Summit Energy Ventures, LLC (“Summit”) owns twenty-nine percent (29%) of our Common Stock and voting equivalents. Summit is controlled by Steven Strasser, our Chairman and CEO, and he has the right to vote all shares owned by Summit. The remaining equity in Summit is owned by BJ Lackland, our COO and CFO. In addition, from November 2004 through February 2006, we subleased space and obtained office services at market rates from Northwest Power Management, Inc., which is wholly-owned by Mr. Strasser. These relationships are discussed in more detail under “Certain Relationships And Related Party Transactions” herein.

Our License From NASA Has Expired.

The basic technology upon which our products are based is derived from a patent license agreement by and between us and NASA, which expired on December 16, 2002. The license expired upon expiration of NASA’s underlying patents, at which time anyone, including us, became free to use the underlying NASA technology. However, we have also made certain improvements to the basic technology covered by the NASA license and we have obtained a patent on this improved technology that runs through 2017. Management believes this improved technology may place us in a competitively superior position. However, we cannot guarantee that others will not seek to improve the basic technology in a similar manner.

Our Business Depends Upon The Maintenance Of Our Proprietary Technology, And We Rely, In Part, On Contractual Provisions To Protect Our Trade Secrets And Proprietary Knowledge.

We depend upon our proprietary technology. We rely principally upon trade secret and patent law to protect this technology. We also regularly enter into confidentiality agreements with our key employees and vendors and limit access to and distribution of our trade secrets and other proprietary information. These measures may not be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. We also are subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.

Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also be known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

We Are Potentially Dependent On Third-Party Suppliers.

Although we believe that most of the key components required for the production of our products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, as applicable, is unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income would be adversely affected.

We Are Commercializing Our Technology Which Will Involve Uncertainty And Risks Related To Market Acceptance.

We are commercializing our technology in order to gain market acceptance and demonstrate competitive advantages. Our success is dependent, to a large degree, upon our ability to fully develop and commercialize our technology and gain industry acceptance of our products based upon our technology and its perceived competitive advantages. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial expense in connection with the development and testing of our proposed products and expect these expenses to result in continuing and significant losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues.

We Are Changing Our Marketing Strategy.

Our products have been distributed primarily through OEMs. We have recently begun pursuing an expanded distribution strategy designed to reduce our reliance on OEMs. Pursuant to this strategy, we are increasing our direct sales and sales through independent representatives into new markets. Our future growth and profitability will depend upon the successful development of business relationships with additional OEMs, manufacturing representatives and distributors and their ability to penetrate the market with our products.

We Currently Depend On A Small Number Of Customers And Expect To Continue To Do So.

We currently do business with approximately 30 customers. Of this number, four customers accounted for approximately 72% of our gross revenues in 2005. These customers and their respective gross revenue percentages are KONE, Inc.- 29%; Edson Electrical Supply - 19%; Omega Energy Controls - 14%; and Keltech EPS Limited - 10%. In light of our intentions to focus our business on OEMs in the elevator and manufacturing industries, we are, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect on our business.

Most Of Our Current And Potential Competitors Have Greater Name Recognition, Financial, Technical And Marketing Resources, And More Extensive Customer Bases And Industry Relationships Than We Do, All Of Which Could Be Leveraged To Gain Market Share To Our Detriment, Particularly In An Environment Of Rapid Technological Change.

We compete against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than we currently have or may reasonably expect to have in the foreseeable future. This competition may have an adverse effect on our ability to expand our operations or operate profitably. The motor control industry is also highly competitive and characterized by rapid technological change. Our future performance will depend in large part upon our ability to become and remain competitive and to develop, manufacture and market acceptable products in these markets. Competitive pressures may necessitate price reductions, which can adversely affect revenues and profits. If we are not competitive in our ongoing research and development efforts, our products may become obsolete, or be priced above competitive levels. However, management believes that, based upon their performance and price, our products are attractive to customers. We cannot guarantee that competitors will not introduce comparable or technologically superior products, which are priced more favorably than our products.

Changes In Retail Energy Prices Could Affect Our Business.

A customer’s decision to purchase the Power Commander® is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for our products, the future retail price of electrical energy may not remain at such levels, and price fluctuations reducing energy expense could adversely affect product demand.

Loss Of Key Personnel Could Have Significant Adverse Consequences.

We currently depend on the services of Steve Strasser, BJ Lackland and Nicholas Anderson. Loss of the services of any of these persons could have an adverse effect on our business. As discussed under “Management”, we have entered into long-term employment contracts with Messrs. Strasser, Lackland and Anderson, but such contracts do not guarantee that they will remain with us.

We Do Not Have “Key Man” Life Insurance.

We presently do not have any key man life insurance policies. As soon as practicable following the commencement of profitable operations (which may never occur), we intend to purchase key man life insurance on the lives of our principal executive officer, Steven Strasser. Upon purchase of such insurance, we intend to pay the premiums and be the sole beneficiary. The lack of such insurance may have a material adverse effect upon our business.

Delaware Law Limits The Liability Of Our Directors.

Pursuant to our Certificate of Incorporation, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

We Have Elected Not To Adopt Various Voluntary Corporate Governance Measures, And As A Result Stockholders May Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Because our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to adopt these corporate governance measures and have not done so voluntarily in order to avoid incurring the additional costs associated with such measures. However, to the extent we seek to have our Common Stock listed on a national securities exchange or NASDAQ, such legislation will require us to make changes to our current corporate governance practices. Those changes may be costly and time-consuming. Furthermore, the absence of the governance measures referred to above with respect to our Company may leave our stockholders with more limited protection in connection with interested director transactions, conflicts of interest and similar matters.

Potential Product Liability Claims May Not Be Fully Covered By Insurance.

We may be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on us. Presently, we have general liability coverage that includes product liability up to $2,000,000. Any large product liability suits occurring early in our growth may significantly and adversely affect our ability to expand the market for our products.

RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE

Trading In Our Common Stock Over The Last 12 Months Has Been Limited, So Investors May Not Be Able To Sell As Many Of Their Shares As They Want At Prevailing Prices.

Shares of our Common Stock are traded on the OTC Bulletin Board. Approximately 1,612 shares were traded on an average daily trading basis for the 12 months ended December 31, 2005. If limited trading in our Common Stock continues, it may be difficult for investors once and if the Securities are registered, to sell the Securities. Also, the sale of a large block of our Common Stock could depress the market price of our Common Stock to a greater degree than a company that typically has a higher volume of trading of its securities.

The Limited Public Trading Market May Cause Volatility In The Company’s Stock Price.

Our Common Stock is currently traded on a limited basis on the OTC Bulletin Board under the symbol “PEFF”. The quotation of our Common Stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our Common Stock is thus subject to this volatility. Sales of substantial amounts of our Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our Common Stock.

An Active And Visible Trading Market For Our Common Stock May Not Develop.

We cannot predict whether an active market for our Common Stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our Common Stock may be limited; and

•	A lack of visibility for our Common Stock may have a depressive effect on the market price for our Common Stock.

The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for NASDAQ Stock Market. The trading price of the Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by the Company or its competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our Common Stock.

Penny Stock Regulations May Impose Certain Restrictions On Marketability On The Company’s Securities.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell the Company’s securities in the secondary market and the price at which such purchasers can sell any such securities.

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We May Never Pay Cash Dividends On Our Common Stock.

We have not paid or declared any dividends on our Common Stock and do not anticipate paying or declaring any cash dividends on our Common Stock in the foreseeable future.

Sales Of Common Stock Under Rule 144 May Adversely Affect The Market Price Of Our Common Stock.

Possible Resales under Rule 144. Of the 23,439,266 shares of our Common Stock outstanding on December 31, 2005, 12,955,267 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares that were originally issued in a private offering of our Common Stock in June through August 2005, that were later registered in the Company’s SB-2 Registration Statement effective December 21, 2005, and shares that were originally issued in transactions that were exempt from registration under the Securities Act; these shares were, over time, resold pursuant to Rule 144 as discussed below.

The remaining 10,483,999 shares of our Common Stock outstanding are restricted securities as defined in Rule 144 and under certain circumstances may be resold without registration pursuant to Rule 144. These shares include the 6,803,901 shares held by Summit and Steven Strasser in the aggregate, and the 3,249,049 shares of Common Stock held by Commerce Energy Group (“Commerce”), an affiliate of the Company.

In addition, we had approximately 13,252,216 Common Stock purchase warrants outstanding and approximately 12,470,363 Common Stock options outstanding as of December 31, 2005, including the warrants issued in connection with the recent private offer and sale of the Senior Secured Notes. The shares issuable on exercise of the options and warrants may, under certain circumstances, be available for public sale in the open market under the Registration Statement or pursuant to Rule 144, subject to certain limitations.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a two-year holding period. Any substantial sale of the Common Stock pursuant to Rule 144 may have an adverse effect on the market price of the Company’s shares.

Exercise Of Outstanding Options And Warrants Will Dilute Ownership Of Outstanding Shares.

As of December 31, 2005, the Company has reserved 71,429 shares of Common Stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 1994 Plan, of which options to purchase an aggregate of 66,232 shares are outstanding. Furthermore, as of the same date we have reserved 15,000,000 shares of our Common Stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 2000 Plan, of which options to purchase an aggregate of 12,404,131 shares are outstanding. The outstanding options under the 2000 Plan have a weighted average exercise price of $0.39. As of December 31, 2005, we have issued warrants exercisable for 13,252,217 shares of Common Stock to financial consultants, investors, former employees and other business partners, having a weighted average exercise price of $0.45 and expiring on various dates from October 2006 to January 2016. Exercise of these options and warrants issued by the Company in the future will reduce the percentage of Common Stock held by the public stockholders. Furthermore, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

Our Issuance Of “Blank Check” Preferred Stock Could Adversely Affect Our Common Stockholders.

Our Certificate of Incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our Common Stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. Although we have no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future.

Line of Credit

At the present time, the Registrant does not have a bank line of credit.

Item	2. Description of Property.

The Registrant’s corporate office space is located at 3960 Howard Hughes Pkwy, Suite 460, Las Vegas, Nevada 89109 and shared with one of its major investors, Summit, under a sublease with a management company wholly owned by the Registrant’s CEO and described under “Certain Relationships And Related Party Transactions” below. Upon the commencement of the new employment agreements with Messrs. Strasser and Lackland, effective June 1, 2005, the Registrant terminated this agreement and has assumed all payments for the office lease at a rental of $11,292 per month through the end of the lease term in February 2011. The Registrant also leases office space in Floral Park, New York for research and development activities on a month to month basis at a rental of $1,000 per month.

Item 3. Legal Proceedings.

The Registrant has recently settled litigation with the owner of its former office space in Livonia, Michigan. The Registrant vacated this space in 2004. Under the settlement the Registrant has paid its former landlord $50,000 in cash and is currently paying the former landlord an additional $50,000 in 18 monthly installments of $2,778 each month. After application of the Registrant’s accrued loss contingency reserve, it recognized a loss of approximately $65,000 on its December 31, 2005 financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant held its 2005 Annual Meeting of Stockholders on February 16, 2006 in Las Vegas, Nevada.

At the 2005 Annual Meeting of Stockholders, the stockholders elected the following individuals as directors, to serve until the 2006 Annual Meeting of Stockholders, and until their successors are elected and qualified:

Name	Votes For	Votes Withheld
Steven Strasser	16,549,200	670
John (BJ) Lackland	16,549,200	670
Eric Naroian	16,549,200	670
Gary Rado	16,549,200	670
Raymond J. Skiptunis	16,549,200	670

Finally, at the 2005 Annual Meeting of Stockholders, the stockholders approved the ratification of the appointment of Sobel & Co., LLC as the Registrant’s independent registered public accounting firm for the year ended December 31, 2005. There were 16,549,870 votes cast for the ratification, 0 votes cast against the ratification and 0 abstentions.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

The Registrant’s common stock is thinly traded on the National Association of Securities Dealers’ Over the Counter Bulletin Board (“OTCBB”) under the symbol “PEFF”.

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2005 and December 31, 2004, as reported by Yahoo.com. On March 1, 2004, the Company effected a one for seven reverse stock split. The numbers below and throughout this Form 10-KSB have been retroactively restated to reflect this reverse split.

Twelve months Ended December 31, 2004	High	Low
October 1, 2004 — December 31, 2004	$1.00	$0.21
July 1, 2004 — September 30, 2004	0.61	0.28
April 1, 2004 — June 30, 2004	1.33	0.61
January 1, 2004 — March 31, 2004	4.97	0.92

Twelve months Ended December 31, 2005	High	Low
October 1, 2005 — December 31, 2005	$0.80	$0.25
July 1, 2005 — September 30, 2005	0.50	0.22
April 1, 2005 — June 30, 2005	0.25	0.19
January 1, 2005 — March 31, 2005	0.52	0.22

As of March 22, 2006, there were 187 shareholders of record of the Registrant’s common stock.

The Registrant has not paid dividends on its common stock since its incorporation on October 19, 1994. The Registrant does not expect to pay cash dividends on its common stock in the foreseeable future. The Registrant intends to invest funds otherwise available for dividends, if any, on improving the Registrant’s capital assets.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	25,722,580	$0.45	0

Total	25,722,580	$0.45	0

4,295,386 warrants and options have been issued to non-employee consultants who have provided services to the Registrant. Of this amount, 840,699 warrants were for vendor settlements and 3,097,117 warrants were for commissions and services, and 447,570 options issued for vendor settlements and services.

The Registrant maintains a Stock Option Equity Compensation Plan. (See Note 12 to the Financial Statements)

Recent Sales of Unregistered Securities

Sales Made to Summit Energy Ventures, Commerce Energy Group and Commonwealth Energy Corporation

The following details several different sales of unregistered securities the Registrant made to Summit, Commonwealth Energy Corporation, a former member of Summit (“Commonwealth”) and Commerce Energy Group, the parent corporation of Commonwealth (“Commerce”). All of the sales were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 4(2) of the Securities Act.

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

On June 7, 2004, Summit Energy Ventures notified the Company that it had transferred 1,747,587 of the Company’s Series A-1 Convertible Preferred Stock and 1,645,404 of the Company’s common stock to Commonwealth. This transfer makes Commonwealth the Company’s single largest shareholder.

On April 28, 2005, the Registrant issued 1,204,819 shares of Series A-1 Convertible Preferred Stock, convertible into 1,000,000 shares of Common Stock, and Warrants to purchase 500,000 shares of Common Stock to Summit for an aggregate purchase price of $200,000 in cash. The requisite percentage of current holders consented and waived the anti-dilution provisions.

On April 28, 2005, the Registrant issued 180,723 shares of Series A-1 stock, convertible into 150,000 shares of Common Stock, and Warrants to purchase 75,000 shares of Common Stock, to Commerce, in consideration of Commerce’s cancellation of a license agreement with the Registrant. The requisite percentage of current holders consented and waived the anti-dilution provisions.

On July 8, 2005, the Registrant issued 3,000,000 shares of Common Stock and 1,500,000 Stock Purchase Warrants to Summit for $300,000 in cash and the conversion of a $300,000 note payable.

On July 8, 2005, the Registrant converted all 4,714,279 outstanding shares of its Series A-1 Convertible Preferred Stock owned by Summit and Commonwealth into 3,918,848 shares of Common Stock.

Sales Made to Purchasers Other than Summit Energy Ventures, Commerce Energy Group and Commonwealth Energy Corporation

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

On July 8, 2005, the Company issued 9,150,000 shares of Common Stock to several accredited investors in a private offering of the Company’s Common Stock for $1,830,000.

On August 31, 2005, the Company issued 2,350,000 shares if Common Stock to several accredited investors in the second and final closing of the same private offering in which the Company sold 9,150,000 shares on July 8, 2005, for $470,000.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation.

OVERVIEW

The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Registrant began generating revenues from sales of its patented Performance Controller line of motor controllers in late 1995. As of December 31, 2005, the Registrant had total stockholders’ equity of $1,315,423 primarily due to the Registrant’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, the Registrants sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003. In addition, in August 2000, the Registrant purchased the assets of Percon, formerly the largest distributor of the Registrant’s products. The transaction was accounted for as a purchase and the Registrant’s Statements of Operations includes Percon’s results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Registrant to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM’s in the elevator/escalator industry and transferred those agreements to the Registrant as part of the asset sale.

RESULTS OF OPERATIONS: FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

REVENUES

Revenues for the twelve months ended December 31, 2005, were $276,405 compared to $284,373 for the twelve months ended December 31, 2004, a decrease of $7,968, or 3%. The decrease in revenues was principally attributable to a lack of funding to pursue the Registrant’s sales strategy as well as the failure of the Registrant’s former management efforts to improve sales. New management has reassessed the Registrant’s sales efforts and believes it is taking steps to improve sales by pursuing tighter relationships with important OEM customers, as well as direct and distributor sales to more desirable markets and customers.

COST OF REVENUES

Cost of revenues for the twelve months ended December 31, 2005 were $245,789 compared to $258,135 for the twelve months ended December 31, 2004, a decrease of $12,346 or 5%. The decrease in cost of revenues was primarily attributed to the decrease in inventory obsolescence expense to $0 for the twelve months ended December 31, 2005 compared to $29,484 for the twelve months ended December 31, 2004, a decrease of $29,484 or 100%. The decrease in the inventory obsolescence expense was principally attributable to reserves taken for certain inventory components used exclusively in slow moving products.

GROSS MARGIN

Gross margin for the twelve months ended December 31, 2005 was $30,616 compared to $26,238 for the twelve months ended December 31, 2004, an increase of $4,378 or 17%. This increase was primarily due to the decrease in the inventory obsolescence expense described above. Excluding the inventory obsolescence expense, gross margin as a percentage of revenue for the twelve months ended December 31, 2005 was 11% compared to 20% for the twelve months ended December 31, 2004. The decrease was primarily attributable to a decrease in sales, increases in component costs, and the use of a turn-key manufacturer which increased product costs in 2005.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $418,016 for the twelve months ended December 31, 2005 compared to $327,202 for the twelve months ended December 31, 2004, an increase of $90,814 or 28%. This increase is primarily attributable to increased expenses due an employment agreement with the Registrant’s Chief Technology Officer as well as costs incurred for engineering expenses to develop the Registrant’s single-phase controller and digitizing its current product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,641,307 for the twelve months ended December 31, 2005 compared to $1,886,132 for the twelve months ended December 31, 2004, a decrease of $244,825 or 15%. The decrease in selling, general and administrative expenses was due primarily to reduced expenses due to the reorganizing of the Company’s operations in the 3rd quarter 2004. These expenses were related for the most part to reduced payroll and related costs, the closing of the Company’s Livonia, MI headquarters and settlements with former employees, vendors and consultants.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2005

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities. In 2005, the Registrant received approximately $2,200,000 in net proceeds of a private placement of units of its Common Stock and warrants to purchase Common Stock, as to which the Registrant subsequently filed and had declared effective a Registration Statement on Form SB-2. As of December 31, 2005 the Registrant has received a total of approximately $9,354,800 from public and private offerings of its equity securities, received $300,000 from a bridge note with a shareholder (which was converted into 3,000,000 shares of common stock and 1,500,000 warrants with an additional investment of $300,000 on July 8, 2005), received approximately $445,386 under a bank line of credit (which was repaid during 2002), and received $1,000,000 under a line of credit with a shareholder (which was converted to Series A-1 Preferred Convertible shares during 2003). In October 2004, the Company received $1,464,806 in debt financing through a debt offering arranged by a placement agent, Pali Capital. Of this total, $300,000 plus accrued interest was converted from borrowings with the same shareholder as referenced above. In February 2005, the Registrant received an additional $125,000 in debt financing under this same debt offering. As of December 31, 2005 the Registrant had cash of $1,009,120.

Net cash used for operating activities for the twelve months ended December 31, 2005 was $2,042,212 which primarily consisted of: a net loss of $2,570,563; less bad debt expense of $14,963, depreciation and amortization of $22,470, amortization of debt discounts of $252,015, amortization of deferred financing costs of $80,584, warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness and the issuance of debt of $140,502, increases in accounts receivable of $53,556, prepaid expenses of $65,337 and other assets of $6,339, decreases in inventory of $16,478 and restricted cash related to a note payable of $215,033. In addition, these amounts were partially offset by an increase in customer deposits of $5,105 and notes payable-Arens Investment Company of $38,279 and decreases in accounts payable and accrued expenses of $46,685 and accrued salaries and payroll taxes of $85,179.

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

Net cash used in investing activities for fiscal year 2005 was $4,613, compared to $10,187 in fiscal year 2004. The amount for fiscal year 2005 consisted of the purchase of fixed assets. The amount for fiscal year 2004 consisted of the purchase of property, equipment and other assets of $14,657, which was offset by the proceeds from the sale of property, equipment and other assets of $4,470.

Net cash provided by financing activities for fiscal year 2005 was $2,663,474 which primarily consisted of proceeds from the issuance of equity securities of $2,677,153 and proceeds from the issuance of debt securities of $125,000. These amounts were offset by an increase in deferred financing costs of $63,457 and payments on loans from stockholders officers and former officers of $75,222. Net cash provided by financing activities for fiscal year 2004 was $1,513,300 which primarily consisted of proceeds from the issuance of debt securities of $300,000, from which a $15,000 fee was paid, the issuance of additional debt securities of $1,150,000, from which a fee of $115,000 was paid. These amounts were offset by an increase in deferred financing costs of $117,885 and the payment on loans from stockholders of $40,000.

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

Cash Requirements and Need for Additional Funds

The Registrant anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Registrant’s prepared expansion plan, it is the opinion of management that approximately $2.5—$3.0 million will be required to cover operating expenses, including, but not limited to, marketing, sales and operations during the next twelve months. In addition, the Registrant has $1,589,806, before discount, in Senior Secured Notes that it must repay, refinance or extend in the forth quarter of 2006.

On October 16, 2003, the Company entered into an agreement with an investment banker whereby the investment banker would provide the company with investment banking services. The investment banker was retained with the intention of attempting to raise $10 million or more through a public sale of stock in the first quarter of 2004. Since the agreement was executed, the Company has learned that such a transaction is probably not possible until after the Company has generated substantially greater sales than it has generated in the past. On February 25, 2004, the Company signed a formal letter of agreement with the same investment banker. Under this letter, the Company appointed the investment banker, as its exclusive representative for 120 days, to attempt to raise money for the Company. The investment banker introduced the Company to investors and participated in presentations to investors to purchase the Company’s securities. The investment banker was unable to sell any securities during the 120 days, but the Registrant continued to work with the investment banker and sold secured notes in October 2004. The Company paid the investment banker 10% of the gross proceeds of restricted securities sold during the agreement (excluding those sold to an affiliate) as well as issued an amount of warrants equal to 10% of the total warrants issued to the investors in the secured notes. (See November 5, 2004 8K for additional details.) If the Company is acquired, merged, or enters into a joint venture with an investor introduced by the investment banker, the Company agrees to pay a fee of 3% of the gross proceeds (cash, stock, other assets acquired, or debt assumed). The Company’s agreement with the investment banker has now expired and the offering of notes has been closed.

The Company entered into a consulting agreement with an investment advisor on December 1, 2004. The agreement calls for the investment advisor to assist the Company in devising financial and marketing strategies, and also to assist the Company in raising funds on a non-exclusive basis through the offering of debt and/or equity securities. The company shall pay the investment advisor the amount of $3,000 per month, plus expenses approved by the Company, and issued 300,000 options. The sum of $3,000 per month will be adjusted to $5,000 per month once the Board of Directors and the Company agree to adjust the salaries of the Chief Executive Officer, Chief Financial Officer and the General Manager. The agreement contains confidentiality and non-competition provisions. The term of the agreement is 12 months and can be terminated by either party on 90 days notice in writing. The Company paid the investment advisor $33,000 and $3,000 during the years ended December 31, 2005 and 2004, respectively, and the agreement has been satisfied in full.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” to the Financial Statements for an explanation of recent accounting pronouncements impacting the Company.

Item 7. Financial Statements and Supplementary Data.

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Power Efficiency Corporation

Las Vegas, Nevada

We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the “Company”) as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sobel & Co., LLC
Certified Public Accountants

March 22, 2006

Livingston, New Jersey

POWER EFFICIENCY CORPORATION

BALANCE	SHEET
DECEMBER	31, 2005

ASSETS

CURRENT ASSETS:
Cash	$1,009,120
Accounts receivable, net of reserves and allowances of $28,475	70,126
Inventories, net	171,339
Prepaid expenses and other current assets	85,406

Total Current Assets	1,335,991

PROPERTY AND EQUIPMENT, Net	15,852

OTHER ASSETS:
Patents, net	11,973
Goodwill	1,929,963
Website, net	3,258
Deferred financing costs, net	81,592

2,026,786

$3,378,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$592,583
Accrued salaries and payroll taxes	43,288
Customer deposits	5,105
Notes payable - Pali Capital, net	1,251,356
Notes payable - Arens Investment Company, net	29,236
Notes payable - former officers	25,112

Total Current Liabilities	1,946,680

LONG-TERM LIABILITIES:
Notes Payable - Pali Capital, net	106,440
Notes payable - Arens Investment Company, net	10,086

Total Long-Term Liabilities	116,526

Total Liabilities	2,063,206

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $0.001 par value 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 23,439,266 shares issued and outstanding	23,439
Additional paid-in capital	19,189,178
Accumulated deficit	(17,897,194)

Total Stockholders’ Equity	1,315,423

$3,378,629

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS	OF OPERATIONS

	Year Ended December 31,
	2005	2004
REVENUES	$276,405	$284,373

COMPONENTS OF COST OF SALES:
Material, labor and overhead	245,789	228,651
Inventory obsolesence	—	29,484

Total Cost of Sales	245,789	258,135

GROSS MARGIN	30,616	26,238

COSTS AND EXPENSES:
Research and development	418,016	327,202
Selling, general and administrative	1,641,307	1,886,132
Depreciation and amortization	22,470	84,504

Total Costs and Expenses	2,081,793	2,297,838

LOSS FROM OPERATIONS	(2,051,177)	(2,271,600)
OTHER INCOME (EXPENSE):
Interest income	13,847	—
Interest expense	(529,387)	(156,559)
Loss on disposition of fixed assets	—	(31,036)

Total Other Expenses, Net	(515,540)	(187,595)

LOSS BEFORE PROVISION FOR TAXES	(2,566,717)	(2,459,195)
PROVISION FOR TAXES	(3,846)	(6,436)

NET LOSS	$(2,570,563)	$(2,465,631)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.18)	$(0.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	14,254,029	4,613,726

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS	OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Preferred Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2004	1,847,535	$1,849	3,328,737	$3,329	$(181,045)	$15,219,847	$(12,861,000)	$2,182,980
Summit exercising all outstanding warrants	3,134,102	3,134	—	—	—	—	—	3,134
Fractional shares one-for-seven reverse split	25,201	24	—	—	—	—	—	24
Common stock issued for services rendered	13,580	13	—	—	—	35,796	—	35,809
Common stock issued in exchange for subscriptions receivable	—	—	—	—	181,045	—	—	181,045
Warrants issued in connection with issuance of Notes payable - Pali Capital	—	—	—	—	—	580,000	—	580,000
Options and warrants issued in connection with settlements and services from consultants and vendors, the forgiveness of indebtedness and the issuance of debt	—	—	—	—	—	550,969	—	550,969
Net loss 2004	—	—	—	—	—	—	(2,465,631)	(2,465,631)

Balance, December 31, 2004	5,020,418	$5,020	3,328,737	$3,329	$—	$16,386,612	$(15,326,631)	$1,068,330
Issuance of preferred stock	—	—	1,385,542	1,386	—	238,638	—	240,024
Issuance of common stock	14,500,000	14,500	—	—	—	1,360,633	—	1,375,133
Common stock issued upon conversion of preferred stock	3,918,848	3,919	(4,714,279)	(4,715)	—	796	—	—
Warrants and options issued in connection with services from consultants and vendors and the forgiveness of indebtedness	—	—	—	—	—	140,502	—	140,502
Warrants and options issued in connection with the issuance of common stock	—	—	—	—	—	1,487,891	—	1,487,891
Expenses related to issuance of common stock	—	—	—	—	—	(425,894)	—	(425,894)
Net loss 2005							(2,570,563)	(2,570,563)

Balance, December 31, 2005	23,439,266	$23,439	—	$—	$—	$19,189,178	$(17,897,194)	$1,315,423

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(2,570,563)	$(2,465,631)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	14,963	5,493
Inventory obsolescence reserve	—	29,484
Impairment of customer contracts	—	20,141
Depreciation and amortization	22,470	116,294
Loss on disposition of fixed assets	—	31,036
Debt discount related to issuance of debt securities	252,015	97,000
Amortization of deferred financing costs	80,584	—
Warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness and the issuance of debt	140,502	550,969
Issuance of stock options below market value	—	34,819
Changes in certain assets and liabilities:
Accounts receivable	(53,556)	1,701
Inventory	16,478	143,369
Prepaid expenses and other	(65,337)	13,079
Restricted cash related to payment of indebtedness	215,033	(219,721)
Deposits	—	18,146
Other assets	(6,339)	—
Accounts payable and accrued expenses	(46,685)	142,830
Customer deposits	5,105	—
Accrued salaries and payroll taxes	(85,179)	84,841
Notes Payable—Arens Investment Company	38,297	—

Net Cash Used for Operating Activities	(2,042,212)	(1,396,150)

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,613)	(14,657)
Proceeds from the sale of property and equipment	—	4,470

Net Cash Used for Investing Activities	(4,613)	(10,187)

FINANCING ACTIVITIES:
Deferred financing costs	(63,457)	(117,885)
Proceeds from issuance of equity securities, net of costs	2,677,153	181,045
Proceeds from issuance of note payable	125,000	1,464,806
Loans from stockholders, officers, and former officers	—	25,334
Payments on loans to stockholders, officers and former officers	(75,222)	(40,000)

Net Cash Provided by Financing Activities	2,663,474	1,513,300

INCREASE IN CASH	616,649	106,963

CASH
Beginning of year	392,471	285,508

End of year	$1,009,120	$392,471

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF BUSINESS:

Power Efficiency Corporation (“Power Efficiency” and/or the “Company”), was incorporated in Delaware on October 19, 1994. Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world. The Company currently has one principal and proprietary product: the Three Phase Performance Controller, which is used in industrial applications. Additionally, the Company is developing a Single Phase Performance Controller prototype, which will be used in consumer applications. The Company also engages in research and development of new, related energy saving products.

The Company’s primary customers have been original equipment manufacturers (OEM’s) and commercial accounts located throughout the United States of America, Mexico, Sweden, and Canada.

On September 15, 2003, Power Efficiency formed Design Efficient Energy Services, LLC, a Delaware limited liability company. This entity was formed to obtain energy grants and rebates for customers of the Company from state governmental bodies. Design Efficient Energy Services, LLC has been inactive since inception.

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

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Weighted average common shares outstanding on a fully diluted basis were 29,812,965 and 10,362,520 for the years ended December 31, 2005 and 2004, respectively.

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

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” for stock options issued. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of award and is recognized over the service (or vesting period). SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, amended the disclosure requirements of SFAS No.123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The adoption of this pronouncement had no impact on the Company’s financial condition or results of operations for 2005 and 2004, however, it may materially impact future results.

Product Warranties:

The Company warrants its products for two years. During the warranty period, the Company’s policy is to replace the defective product. The Company has been providing for warranty costs as they are incurred. The Company periodically reviews warranty claims and will establish a reserve for warranty claims when such amount is determinable and necessary based on historical information.

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

Advertising:

Advertising costs are expensed as incurred. Advertising expenses were $4,679 and $21,202 for the years ended December 31, 2005 and 2004, respectively.

New Accounting Pronouncements:

In December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first interim reporting period that begins after December 15, 2005. This pronouncement may have a material impact on the Company’s operating results. The Company is in the process of evaluating the impact of this pronouncement on its financial statements.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Financial Statement Reclassifications:

Certain reclassifications have been made to the 2004 financial statements in order for them to conform to the 2005 financial statement presentation.

NOTE 3 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, the Company experienced a $2,080,509 deficiency of cash from operations in 2005 and lacks sufficient liquidity to continue its operations.

On July 8, 2005 and August 31, 2005, the Company closed a private offering of Common Stock which grossed $2,900,000 and produced net proceeds of $2,232,750, from which the Company will use to fund its operations (See Note 19). When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management’s plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing. (See Note 21). However, there are no assurances that sufficient capital will be raised.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

At December 31, 2005, prepaid expenses and other current assets is comprised as follows:

Restricted cash	$4,688
Prepaid expenses	80,718

Prepaid expenses and other current assets	$85,406

In connection with the issuance of certain senior, secured notes (See Note 16), the Company was required by the placement agent, to restrict an amount of cash, in an escrow account, equal to the annual interest payments on those senior, secured notes, and the annual interest rate is 15% in 2005. Starting in 2006, the Company will no longer be required to restrict cash in an escrow account in the amount of the annual interest.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 5 - PROPERTY AND EQUIPMENT:

At December 31, 2005, property and equipment is comprised as follows:

Machinery and equipment	$12,311
Office furniture and equipment	48,905

61,216
Less: Accumulated depreciation	45,364

Property and Equipment, Net	$15,852

Depreciation for the years ended December 31, 2005 and 2004 amounted to $15,083 and $43,254, respectively.

On November 1, 2004, the Company formally moved the Company’s headquarters to Las Vegas, Nevada from Livonia, Michigan and research and development facilities to Carlstadt, New Jersey (See Note 13). In connection with this move, the Company incurred losses on disposition of fixed assets of $31,036. In February 2005, the Company moved its research and development facilites to Floral Park, NY.

NOTE 6 - GOODWILL:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2005. An annual goodwill impairment test was performed by management in addition to quarterly goodwill impairment tests. The impairment tests consisted of a comparison of the fair value of the intangible asset with its carrying amount. Since the carrying amount of the intangible asset did not exceed its fair value, management concluded no impairment loss was required to be recognized.

NOTE 7 - INTANGIBLE ASSETS:

Intangible assets subject to amortization consists of the following for the year ended December 31, 2005:

Patents	$19,844
Website	19,550

39,394
Less: Accumulated amortization	24,163

Intangible Assets, Net	$15,231

Amortization expense in 2005 and 2004 amounted to $7,387 and $41,250, respectively. In December 2004, the Company wrote off $6,504 of the cost of their Patents due to an exclusive licesing agreement the Company had with one of its shareholders for their single phase technology. On April 30, 2005, the Company canceled this exclusive licensing agreement in exchange for preferred stock and wrote up the cost of the Patent for $6,504 (See Notes 13 and 18).

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Amortization expense expected in the succeeding five years is as follows:

2006	$4,251
2007	992
2008	992
2009	992
2010	992
Thereafter	7,021

$15,231

NOTE 8 - CONCENTRATIONS OF CREDIT RISKS:

Financial instruments which potentially subject the Company to concentrations of credit risk, consist primarily of cash and temporary cash investments and accounts receivables.

The Company maintains cash balances which at times may be in excess of the insured limits.

Sales and accounts receivable currently are from a relatively small number of customers of the Company’s products. The Company closely monitors extensions of credit.

Four customers accounted for approximately 72% of 2005 sales and 51% of accounts receivable at December 31, 2005. Four customers accounted for approximately 60% of 2004 sales.

International sales as a percentage of total revenues for the years ended December 31, 2005 and 2004 are as follows:

Country	2005	2004
Canada	24%	12%
Mexico	7%	—
Sweden	1%	12%

NOTE 9 - INVENTORIES:

Inventories at December 31, 2005 consist of the following:

Finished goods	$84,052
Raw materials	181,634
Reserve for inventory obsolecense	(94,347)

$171,339

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 10 - PROVISION FOR TAXES:

As of December 31, 2005 and 2004, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $10,900,000 and $8,300,000, respectively. These net operating losses expire at varying amounts through 2025. The net operating loss carryforwards result in deferred tax assets of approximately $3,700,000 and $2,800,000 at December 31, 2005 and 2004; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

A reconcilaiton of the statutory tax rates for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Statutory rate	(34)%	(34)%
State income tax – all states	(6)%	(6)%

	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

NOTE 11 - WARRANTS:

Warrant activity during the years ended December 31, 2005 and 2004 follows:

	Warrants	Average Exercise Price
Warrants outstanding at January 1, 2004	74,997	$25.30
Issued during 2004	2,559,275	0.67
Expired during 2004	(53,570)	30.38

Warrants outstanding at December 31, 2004	2,580,702	0.77
Issued during 2005	10,678,657	0.39
Expired during 2005	(7,142)	14.00

Warrants outstanding at December 31, 2005	13,252,217	$0.45

During 2005, in connection with the Company’s settlement agreements with a former employee and fees to a consultant, the Company issued 95,000 warrants and $7,500 in cash to settle this outstanding liability. During 2005, in connection with the Company’s issuance of debt, the Company issued 14,423 warrants for commissions, and 144,233 warrants to noteholders. During 2005, in connection with the Company’s issuance of equity securities, the Company issued 2,600,001 warrants for commissions and 7,250,000 warrants to investors. During 2005, in connection with the issuance of series A-1 convertible preferred stock to one of the company’s principal stockholders, the Company issued 500,000 warrants (See Note 18). During 2005, in connection with the cancellation of a licencing agreement with a stockholder, the Company issued 75,000 warrants (See Note 18). Such warrants issued in connection with settlement agreements and commissions were valued at $28,123 and expensed and included in selling, general and administrative expenses. Such warrants issued to noteholders were valued at $23,800 which was recorded as a note discount on the Company’s balance sheet. Such warrants issued in connection with the issuance of equity securities were valued at $1,487,891, and recorded as additional paid in capital.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

During 2004, in connection with the Company’s settlement agreements with former employees, consultants and vendors, the Company issued 700,700 warrants to settle these outstanding liabilities. During 2004, in connection with the Company’s issuance of debt, the Company issued 132,693 warrants for commissions, and 1,752,882 warrants to noteholders. Such warrants issued to noteholders were valued at $580,000, which was recorded as a note discount on the Company’s balance sheet. Such warrants issued in connection with the issuance of debt, commissions and settlements were valued, in the manner as described for options in Note 12, at $230,000 and expensed and included in selling, general and administrative expenses.

NOTE 12 - STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2005 and 2004 follows:

	Shares	Average Exercise Price
Options outstanding and exercisable at January 1, 2004	623,035	$11.69
Granted during 2004	2,900,500	0.65
Cancelled during 2004	(109,155)	9.76
Expired during 2004	(241,648)	7.28

Options outstanding and exercisable at December 31, 2004	3,172,732	$2.00
Granted during 2005	11,250,000	0.27
Cancelled during 2005	(1,857,396)	0.72
Expired during 2005	(94,973)	8.46

Options outstanding and exercisable at December 31, 2005	12,470,363	$0.46

Weighted average remaining contractual life at December 31, 2005, for all options is 9.4 years.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”). On September 8, 2003, the 2000 Plan was amended and restated. The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 15,000,000 shares of common stock. This was conditional upon consent of the majority of the Series A Preferred stockholders. This consent was attained on October 11, 2004. No options have been exercised to date. There are 12,404,131 options outstanding under the 2000 Plan.

During 2005, the Company granted 10,850,000 stock options to directors, officers and employees at exercise prices approximating fair market value of the stock on that day. The Company issued 400,000 options to a consultant for services rendered. Such issuances to consultants were valued at $49,200, utilizing similar factors as described below, which was expensed and is included in selling, general and administrative expenses.

During 2004, the Company granted 2,461,500 stock options to officers and employees at exercise prices approximating fair market value of the stock on that day (of which 1,544,500 have been cancelled during 2005). The Company issued 439,000 options during 2004 to consultants for services rendered. Such issuances to consultants were valued at $110,000, utilizing similar factors as described below, which was expensed and is included in selling, general and administrative expenses.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

In 1994, the Company adopted a Stock Option Plan (the “1994 Plan”). The 1994 Plan provides for the granting of options to purchase up to 71,429 shares of common stock. No options have been exercised to date. There are 66,232 options outstanding under the 1994 Plan.

SFAS No. 123 Disclosures:

During the year ended December 31, 2005, the Board of Directors authorized the net issuance of 10,850,000 stock options to directors, officers and employees. During the year ended December 31, 2004, the Board of Directors authorized the net issuance of 2,461,500 stock options to officers and employees (of which 1,544,500 have been cancelled during 2005). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 164% and 100% for the years ended December 31, 2005 and 2004, respectively; risk-free interest rate of 4.5% and 4% for the years ended December 31, 2005 and 2004, respectively; and expected lives of approximately 10.0 years.

Had compensation cost for the Company’s stock option plan been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share for the years ended December 31, 2005 and 2004, would have been as follows.

	2005	2004
Net loss — as reported	$(2,570,563)	$(2,465,631)
Required adjustment to net loss	(1,254,039)	(359,256)
Net loss — pro forma	(3,824,602)	(2,824,887)
Loss per common share - as reported	(0.18)	(0.53)
Loss per common share - pro forma	(0.27)	(0.61)

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases office, warehouse and research facilities under operating leases. On October 5, 2004, the Company’s board of directors formally approved moving the Company’s headquarters from Livonia, Michigan to Las Vegas, Nevada and as of November 1, 2004, the Company’s facility in Livonia was vacated entirely and all administrative functions were relocated to Las Vegas. The Las Vegas, Nevada lease was entered into on July 1, 2004 and extended to June 30, 2007 (See Note 14). In early 2006, the Company moved offices in Las Vegas, Nevada and terminated this lease (See Note 21). The Livonia, Michigan lease was entered into on November 1, 2003 and extended to December 31, 2008. In January 2005, the Company began leasing research facilities in Floral Park New York, on a month to month lease.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Minimum future rentals are as follows:

Year
2006	$152,624
2007	154,878
2008	154,878
2009	154,878
2010	154,878

$927,014

Rent expense, including base rent and additional charges, for the year ended December 31, 2005 and 2004 was $94,862 and $81,943, respectively.

During 2004, the Company temporarily occupied facilities in Carlstadt, New Jersey, for which the Company issued 100,000 stock warrants for payment. (See Note 11). The Company occupied the space on October 15, 2004 and vacated the space in early 2005.

Patent License Agreements:

The Company was an exclusive licensee pursuant to a patent license agreement of certain power factor controller technology owned by the United States, as represented by the National Aeronautics and Space Administration (NASA). This license agreement covered the United States of America and its territories and possessions on an exclusive basis and foreign sales on a non-exclusive basis. Such license agreement did not require the Company to pay royalties to NASA in connection with the Company’s sale of products employing technology utilizing the licensed patents. The agreement terminated on December 16, 2002 upon the expiration of all of the licensed patents. The Company filed and received its own patent (No. 5.821.726) that expires in 2017 that management believes will protect the Company’s intellectual property position.

During 2004, the Company gave an exclusive license of its patent for single phase technology to one of its shareholders. During 2004, the Company wrote off the costs associated with obtaining the patent for the single phase technology. On April 28, 2005, the Company issued 180,723 shares if its series A-1 convertible preferred stock and 75,000 warrants to the shareholder in consideration for the shareholder’s cancellation of the licensing agreement with the Company (See Note 18). As a result, the Company will receive 100% of the benefits of future sales of the single-phase products. On July 8, 2005 the 180,723 shares of series A-1 convertible preferred stock was converted into 150,000 shares of the Company’s common stock.

Litigation:

On October 17, 2005, the Company settled litigation with the owner of the Company’s former office space in Livonia, Michigan. The Company vacated these facilities in 2004. Under the settlement, the Company paid its former landlord $50,000 in cash on October 17, 2005, and agreed to pay the former landlord an additional $50,000 in 18 monthly installments if $2,778 (See Note 16). After application of the Company’s accrued loss contingency reserve, it recognized a loss of approximately $65,000 on its December 31, 2005 financial statements.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Subcontractors:

During 2005, the Company utilized one subcontractor in Michigan and one subcontractor in Nevada as turn-key manufacturers for its product. These subcontractors provide facilities, component purchasing, equipment, supervision and labor required to assemble, wire, check, test, package and ship the product. These subcontractors are hired on an as needed basis to produce a minimum number of units via a purchase order. The Company does not incur any liabilities to these subcontractors until purchase orders are issued. No purchase orders were issued or outstanding to subcontractors at December 31, 2005. The Company owns the intellectual property rights and all specifications to the product, and believes many manufacturers in the United States and abroad could manufacture the Company’s product with little difficulty. In early 2006, the Company began to phase out using the subcontactor in Michigan (See Note 21).

Investment Advisory Agreements:

The Company entered into an investment consulting agreement with the former Chief Financial Officer on September 22, 2003. This agreement provided for the former officer to provide consulting services. At December 31, 2004, the Company paid $25,000 and issued 36,000 warrants to satisfy this agreement in full.

The Company entered into an agreement with a registered securities broker dealer in February, 2004. The broker dealer served as the Company’s placement agent for the issuance of $1,464,806 and $125,000 on October 27, 2004 and February 24, 2005, respectively, in senior, secured notes (See Note 16). The Company paid $127,500 and issued 147,116 warrants as commissions to the broker dealer.

The Company entered into an agreement with a registered securities broker dealer in June, 2005. In accordance with this agreement, the broker dealer served as the Company’s placement agent for a private stock offering of 14,500,000 shares of common stock and 7,250,000 warrants (See Note 19).

The Company entered into a consulting agreement with an investment advisor on December 1, 2004. The agreement calls for the investment advisor to assist the Company in devising financial and marketing strategies, and also to assist the Company in raising funds on a non-exclusive basis through the offering of debt and/or equity securities. The agreement expired on November 30, 2005 and has since been renewed (See Note 21). The Company paid the investment advisor $33,000 and $3,000 during the years ended December 31, 2005 and 2004, respectively, and the agreement has been satisfied in full.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 14 - RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2005 and 2004, consulting fees of $6,000 and $31,000 were paid to officers/directors/stockholders of the Company, respectively. These amounts are included in research and development and in selling, general and administrative expenses.

On June 9, 2005 and on June 16, 2005, the Company entered into financing transactions in which the Company issued a $200,000 convertible, unsecured note, and a $100,000 convertible, unsecured note respectively (collectively, the “Bridge Notes”) to Summit Energy Ventures LLC, an entity that is one of the Company’s principal stockholders and is owned entirely by the Company’s current Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer. The Notes bear interest of 10% per annum. The Bridge Notes’ accrued interest and principal were due on July 23, 2005. The Bridge Notes were converted into equity on July 8, 2005 (See Note 19), with an additional investment of $300,000. The conversion of the Bridge Notes and the equity investment resulted in the issuance of 3,000,000 shares of common stock and 1,500,000 warrants which was equivalent to the terms offered to other investors in the private offering.

On February 25, 2004, the Company released a strategic advisor from an agreement the Company’s board of directors ratified on May 23, 2003. In connection with the release agreement, the strategic advisor was issued 35,714 warrants to satisfy all remaining obligations in full.

In 2003, the Company incurred costs of $19,550 for the development of their website. This work was performed by a relative of the Company’s former President and Chief Executive Officer. On December 22, 2004, the Company entered into a settlement agreement with the relative of the Company’s former President and Chief Executive Officer to pay $375 and issue 39,000 options as payment for the costs incurred. As of December 31, 2004, this agreement was satisfied in full.

During 2004 and 2003, the Company incurred legal fees of $0 and $79,185 to a law firm, in which a partner in that firm and the firm are currently stockholders of the Company. In 2004, the Company entered a settlement agreement to pay this law firm approximately $40,000. Of this $40,000, $15,000 was paid shortly after December 31, 2004, and the remaining $25,000 was paid when the Company raised financing of $2,900,000 in a private stock offering.

On November 18, 2004, the Company’s board of directors ratified an agreement with a management company, wholly owned by the current Chief Executive Officer of the company. The agreement is cancelable upon 30 days written notice by either party and calls for the Company to pay the management company a fee of $20,000 per month. The Company also subleased office space in Las Vegas, Nevada from the management company under this agreement during 2005. The Company paid for 80% of the rent, general office expenses and utilities for the space, all of which was included in the monthly fee. Also included in the monthly fee were the salaries and benefits for the Chief Executive Officer, Interim Chief Financial Officer and Administrator of the Company. The agreement was cancelled effective June 1, 2005 (See Note 17). As of December 31, 2005 and December 31, 2004, management fees of $100,000 and $40,000, respectively, was paid by the Company.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2005	2004
Interest	$241,691	$2,237

Income/Franchise Taxes	$3,846	$6,436

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in conjunction with the settlement of accounts payable, accrued expenses and the conversion of stockholders note payable	$—	$37,400

Warrants and options issued in connection with settlement agreements, the forgiveness of indebtedness and consulting agreements	$140,502	$550,969

NOTE 16 - NOTES PAYABLE:

On October 17, 2005, the Company issued a $50,000 promissory note payable to its former landlord in connection with a settlement agreement (See Note 13). The note is non-interest bearing and calls for monthly payments of $2,778 of principal beginning November 17, 2005. In connection with this note payable, the Company recorded a note discount of $6,146 on the Company’s balance sheet. During the year ended December 31, 2005, the Company paid $5,556 in principal.

On December 15, 2004, the Company issued a $25,334 promissory note payable to a former officer, in connection with a settlement agreement (See Note 17), at 15%. The note calls for monthly payments of $1,580, principal and interest, beginning January 2005 and matures on June 15, 2006. During the year ended December 31, 2005, the Company paid $16,337 in principal.

On October 27, 2004 and February 28, 2005, the Company entered into financing transactions in which the Company issued $1,464,806 and $125,000 in senior, secured notes (collectively the “Notes”, individually a “Note”), respectively. The Notes bear interest at 15% per annum and originally matured on October 26, 2005 and February 23, 2006. The Company paid $127,500 and issued 147,116 warrants as commissions to the placement agent. On March 28, 2005 the Company extended by one year the maturity dates of the Notes. The extended Notes have a gross principal value of $1,589,806. $1,464,806 in gross principal value will now mature on October 26, 2006, and $125,000 in gross principal value will now mature on February 23, 2007. No other provisions of the Notes have changed. Interest on the Notes of 15% per year will be paid quarterly until maturity.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

On September 15, 2003, the Company issued a $115,000 promissory note payable to a former officer at 5.25%. The note calls for monthly payments of $5,000, principal and interest, which began on April 15, 2004 and matures on April 15, 2006. During the years ended December 31, 2005 and December 31, 2004, the Company paid $58,885 and $40,000 in principal, respectively.

NOTE 17 - EMPLOYMENT AND CONSULTING AGREEMENTS:

The Company entered into an employment and compensation agreement with the Company’s current Chief Technology Officer, Nicholas Anderson, effective June 1, 2005. The agreement is for a term of five years, with a base salary for the first year of the agreement of $210,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors. The agreement with this Chief Technology Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Technology Officer in the event of a change of control. This Chief Technology Officer also received 2,000,000 incentive stock options which will vest over a five year period and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants. This employment and compensation agreement supersedes this Chief Technology Officer’s employment agreements dated April 1, 2001 and salary reduction agreement dated October 20, 2004.

Effective June 12, 2003, the Board of Directors appointed a new Chief Executive Officer, Richard Koch, and the Company’s former Chief Executive Officer became the Company’s Chief Financial Officer until September 15, 2003.

The agreement with the Chief Executive Officer hired on June 12, 2003 is for a base term of five years and is thereafter renewable for additional periods of one year unless the Company gives notice to the contrary not less than 90 days prior to the expiration of the term or any extension. In accordance with the terms of the agreement, the base salary for 2002 is $240,000, with annual increases and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $60,000 of the base salary shall be accrued and paid at such time as the net cash provided by operating activities of the Company is greater than zero for a period of three consecutive months. The Company modified this agreement during 2003 so that the deferred compensation was settled by issuing common shares of the Company’s stock and eliminated the payment contingency requirements. The agreement also provides, among other things, for reimbursement of certain moving, living and automobile expenses and for certain payments to be made in the event of a change of control or termination without cause. This individual also received 142,857 stock options, which will vest over a five-year period. Additional compensation expense related to this Agreement of approximately $33,000 was recognized and is included in selling, general and administrative expenses. The agreement also provides for certain non-competition and nondisclosure covenants.

On August 27, 2004 this Chief Executive Officer resigned from the Company. At the time of his resignation the Company owed him certain accrued salary and vacation payments. On December 15, 2004, the Company reached a settlement agreement with this former Chief Executive Officer that included the payment of some accrued wages and vacation in cash, some payment over time through an unsecured note with a principal balance of $25,334, and the issuance of 85,000 warrants for the purchase of the Company’s common stock in lieu of cash payment. The warrants expire five years from the date of issuance.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

In September 2004, the Company hired its current Chief Executive Officer, Steven Strasser, who has been the Chairman of the Company for over 2 years. His compensation and certain expenses were reimbursed pursuant to an agreement with a management company wholly owned by him from November 2004 through May 2005 (See Note 14). The agreement with the management company was terminated effective June 1, 2005, and the Company entered into an employment and compensation agreement with this Chief Executive Officer. The agreement is for a term of five years, with a base salary for the first year of the agreement of $275,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $215,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 1,612,500 shares of the Company’s common stock, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $60,000 of the base salary is to be paid in cash. The agreement with this Chief Executive Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Executive Officer in the event of a change of control. This Chief Executive Officer also received 1,818,180 incentive stock options which will vest over a five year period and have an exercise price of $0.22, and 1,181,820 non-qualified stock options which will vest over a five year period and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants.

On September 15, 2003, the Company appointed a new Chief Financial Officer, Keith Collin. The Company entered into an employment and compensation agreement with the Chief Financial Officer dated September 15, 2003. This individual received 57,143 stock options, which will vest over a four-year period. In September 2004 this Chief Financial Officer resigned from the Company. At that time he was owed certain accrued wages totaling approximately $27,000. Later in September the Company reached a settlement and consulting agreement with this then former officer that included payment of much of a back salary in cash over several months as well as payments of cash and 35,000 warrants for consulting services. In October the former officer also agreed to accept 15,000 warrants in lieu of some of the accrued wages. All warrants issued to this former officer expire five years after issuance.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

In September 2004 the Company hired an Interim Chief Financial Officer John Lackland, who has been a director of the Company for over 2 years. His compensation and certain expenses were reimbursed pursuant to an agreement with a management company (See Note 14). The agreement with the management company was terminated effective June 1, 2005, and the Company entered into an employment and compensation agreement with this Interim Chief Financial Officer, and officially made him the Company’s current Chief Financial Officer and Chief Operating Officer. The agreement is for a term of five years, with a base salary for the first year of the agreement of $175,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $55,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 412,500 shares of the Company’s common stock, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $120,000 of the base salary is to be paid in cash. The agreement with this Chief Financial Officer and Chief Operating Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Financial Officer and Chief Operating Officer in the event of a change of control. This Chief Financial Officer and Chief Operating Officer also received 1,733,750 incentive stock options which will vest over a five year period and have an exercise price of $0.20, and 66,250 non-qualified stock options which will vest on June 1, 2006 and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants.

On October 16, 2003, the Company appointed a new Vice President of Governmental Operations, Tom Mills. The Company entered into an employment and compensation agreement. The individual received 57,143 stock options, which will vest over a four-year period. Additional compensation expense related to this agreement of approximately $44,000 was recognized and is included in selling, general and administrative expenses.

In November 2004 this Vice President resigned from the Company. At the time of his resignation, the Company owed him approximately $50,000 in accrued wages, vacation and expenses. In December the Company reached a settlement agreement with this former Vice President which included the payment of some cash and 36,500 options in lieu of cash. The options which are governed by the rules of the Company’s 2000 Stock Option Plan.

On June 9, 2005, the Company entered into a consulting agreement with an advisor to serve as the Company’s Senior Technical Advisor. The term of this agreement is for 24 months and calls for the advisor to assist the Company in digitizing the Company’s technology. For his services, the Company agreed to issue the advisor 400,000 options, vesting quarterly form the date of the agreement. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the consultant. In the event that the Company’s annual sales from digital products reaches $5,000,000, the Company will pay the advisor a $100,000 one time bonus.The agreement contains confidentiality and non-competition provisions. This agreement can be terminated in 90 days by either party by written notices.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 18 - ISSUANCE OF SERIES A-1 CONVERTIBLE PREFERRED STOCK:

As of January 1, 2004, 3,328,737 shares of Series A-1 Convertible Preferred Stock was issued and outstanding to Summit Energy Ventures, LLC, an entity that is on of the Company’s principal stockholders and is owned by the Company’s Chief Executive Officer, and Chief Financial Officer and Chief Operating Officer. Pursuant to the original issuance of Series A-1 Convertible Preferred Stock in June 2002, the Company has asked for and received on October 11, 2004, a waiver of certain anti-dilution rights so that the issuance of up to a specific number of options and warrants with exercise prices of no less than $0.65 per share will not trigger these anti-dilution rights. Had the waiver not been received, in the event that the Company issues shares at a price less than $1.281 per share, the conversion rights of the Series A-1 Convertible Preferred Stock would have been adjusted so that the Series A-1 Convertible Preferred Stock can convert into such number of shares that Summit would have received had it bought common stock at such lower price. Furtermore, the conversion rights of the Series A-1 Convertible Preferred Stock would also have been adjusted in the event that any shares, warrants, options or promissory note is issued with a price or conversion price less than $1.281 per share.

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

On July 8, 2005, the Company’s 4,714,279 shares of outstanding Series A-1 Preferred Stock were converted into 3,918,848 shares of common stock. At December 31, 2005, there are no outstanding shares of Series A-1 Preferred Convertible Stock.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 19 - STOCKHOLDERS’ EQUITY:

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

Joseph Stevens & Company, Inc. (the “Placement Agent”), a registered broker dealer, acted as the sole placement agent for the Offering. For its services, the Placement Agent received commissions and non-accountable fees totaling $237,900 and 2,600,001 warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have a per share exercise price of $0.20 and expire five years from the date of issuance. The value of the Placement Agent Warrants was $497,841.

Two convertible notes (the “Bridge Notes”) issued by the Company, to Summit Energy Ventures, LLC, on June 9, 2005 and June 16, 2005, in the aggregate principal amount of $300,000, were converted into 1,500,000 shares of common stock and 750,000 Investor Warrants, on the same terms as those offered to investors in the Offering and no commissions, fees or securities were issued to the Placement Agent in connection with such conversion.

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

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Durring 2004, the Company issued 700,700 warrants to settle outstanding liabilities with former employees, consultants and vendors, 132,693 warrants for commissions related to the issuance of debt, and 1,752,882 warrants to noteholders. (See Note 11).

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 21 - SUBSEQUENT EVENTS:

On January 2, 2006, the Company entered into a consulting agreement with an investor relations firm. The term of the consulting agreement is for six months. The consulting agreement calls for a $15,000 retainer fee as well as monthly payments of $7,500 and 150,000 shares of the Company’s common stock. In addition, if the Company’s common stock trades an average of 50,000 shares per day over a 10 day period under this agreement, the Company will issue an additional 75,000 shares of the Company’s common stock, and an additional 75,000 shares of common stock if the Company’s common stock trades an average of 50,000 shares per day over an additional 10 day period.

On January 6, 2006, the Company entered into a marketing agreement with an investment bank. The term of the agreement is for six months and is fully cancellable at any time if either party materially breaches any provision in the agreement and fails to cure that breach within 20 days after receipt of written notice of the breech. The agreement calls for the issuance of 300,000 warrants to the investment bank as a retainer fee, and if the investment bank facilitates a successful transaction under the terms of the agreement, the Company shall pay the investment bank $300,000 plus a 2% commission of transaction consideration in excess of $5,000,000 minus the value of any retainer warrants issued to the investment bank.

On February 21, 2006, the Company renewed a consulting agreement with an investment advisor (See Note 13) and calls for the same duties as those set forth in the original agreement and is for a term of 12 months. The company shall pay the investment advisor the amount of $4,000 per month, plus expenses approved by the Company and issue 300,000 options. If the investment advisor is successful in closing a financing with the Company of at least $800,000 within 60 days of the start date of the agreement, the Company shall pay the investment advisor all fees due for months three through six, or $16,000. This agreement is fully cancellable with 30 days written notice after the first six months of the agreement.

On February 24, 2006, the Company moved to a new office space in Las Vegas, Nevada. The lease was originally between 3960 HHP LLC and a management company owned by the Chief Executive Officer and was signed in June 2005. The lease has since been assigned to the Company, effective February 24, 2006. The lease includes a payment of $11,292 per month, which includes all cleaning and utilities, except phone and internet service. The term of the lease is five years.

On March 15, 2006, the Company terminated its agreement with its Livonia, Michigan Subcontractor and began moving all of its inventory out of its that subcontractor’s warehouse to the Company’s Las Vegas, Nevada subcontractor. The Company plans to use the Las Vegas, Nevada subcontractor as its sole manufacturer for its product.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

(b) Internal Control Over Financial Reporting.

During the year ended December 31, 2005, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

INFORMATION ABOUT THE REGISTRANT’S EXECUTIVE OFFICERS AND DIRECTORS

The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director’s election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Registrant’s current directors were appointed by the plurality of votes cast by the holders of our Common Stock present, or represented, at the 2005 Annual Meeting of the Stockholders in February, 2006.

Name	Age	Positions with the Company	Director Since
Steven Strasser	56	Chief Executive Officer, Chairman of the Board	2002
John (BJ) Lackland	34	Chief Financial Officer, Chief Operating Officer, Director	2002
Eric Naroian	43	Director	2005
Gary Rado	65	Director	2005
Raymond J. Skiptunis	62	Director	2002

Officers:

Steven Z. Strasser – Chairman and Chief Executive Officer. Mr. Strasser brings approximately 25 years of experience in the energy business. During this time, he has been the CEO of a successful development company, building and selling numerous generation assets, and an energy technology venture capitalist. Prior to joining the Company, Mr. Strasser was the Managing Director, founder and majority owner of Summit Energy Ventures LLC (“Summit”), the largest shareholder in Power Efficiency Corporation. Summit is a private equity firm focused on investments in companies with energy efficiency technologies. At Summit Mr. Strasser spent four years, from 2001-2005, evaluating and investing in energy technology companies and serving on the boards of portfolio companies.

Prior to Summit, Mr. Strasser was the founder and CEO of Northwest Power Enterprises. Over its seventeen-year history, Northwest Power Enterprises and its predecessor companies were involved in multiple aspects of the energy development business. Over this time, Mr. Strasser was involved in numerous joint ventures with national utilities and investment banks. The company developed thousands of megawatts of energy assets and sold them to nationally recognized power generating companies.

Mr. Strasser received law degrees from McGill University, Montreal Canada and the University of Washington, Seattle, Washington. He practiced law for approximately fifteen years, specializing in finance, real estate and international law both in Canada and the United States. Mr. Strasser is a former member of the Washington State Bar Association, and a current member of the American and Canadian Bar Associations. Mr. Strasser also serves on the boards of several community and charitable organizations in Las Vegas.

John (BJ) Lackland – Director, Chief Financial Officer, Chief Operating Officer, and Secretary. Prior to joining the Company, and still today, Mr. Lackland is the Vice President, Director and minority owner of Summit Energy Ventures, a private equity firm that is the largest shareholder in Power Efficiency Corporation. Summit focused on investments in companies with energy efficiency technologies. At Summit Mr. Lackland spent four years, from 2001-2005, evaluating and investing in energy technology companies and serving on the boards of portfolio companies. Prior to joining Summit, Mr. Lackland was the Director of Strategic Relations at Encompass Globalization, where he was in charge of strategic alliances and mergers and acquisitions. Prior to Encompass, he was the Director of Strategic Planning and Corporate Development at an Internet business development consulting company, where he was in charge of strategic planning and investor relations. Mr. Lackland has been an independent consultant to Fortune 1,000 companies and startups. Mr. Lackland also worked at The National Bureau of Asian Research, an internationally acclaimed think tank focusing on U.S. policy toward Asia, where he led economic and political research projects for Microsoft, Dell, Compaq and U.S. government agencies.

Mr. Lackland earned an M.B.A. from the University of Washington Business School, an M.A. in International Studies (Asian Studies) from the University of Washington’s Jackson School of International Studies, and a B.A. in Politics, Philosophy and Economics from Claremont McKenna College.

Eric Naroian – Director. Mr. Naroian was previously the Executive Vice President of Sales and Marketing for Sanmina-SCI Corporation, a leading electronics manufacturing service provider. When Mr. Naroian joined the company in 1993, Sanmina had 25 sales persons and $60 million in sales. When he retired in 2004, he managed over 400 sales persons and the company had grown to over $10 billion in annual sales. Mr. Naroian, as the Senior Vice President, also helped Dynamic Details, Inc., a provider of time-critical electronics manufacturing services, become profitable by rapidly increasing sales and eventually going public. He received his B.S. in business administration from Northeastern University in 1987.

Gary Rado – Director. Mr. Rado was with Casio Inc. as an executive VP responsible for marketing and sales of the digital camera business. After 3 years he was promoted to President of the U.S. Company for 3 years. Mr. Rado retired in April of 2002. Before Casio Inc., Mr. Rado was with Texas Instruments Inc. for 21 years. He moved from District Sales Manager to Area Sales Manager to National Sales Manager of the Consumer Products Division. This division was responsible for Home Computer, calculator and educational products such as Speak and Spell. Mr. Rado was then promoted to Division Manager of Consumer Products worldwide and VP of marketing and sales. He ran the division for 7 years, with two years of running the division while based in Europe. Mr. Rado earned a Bachelors of Science in Business Administration from Concord College in 1963.

Raymond J. Skiptunis – Director. Mr. Skiptunis is presently and executive at TAG Entertainment. Prior to TAG Entertainment, Mr. Skiptunis was a self employed business consultant since October of 2003. From November of 2001 through October of 2003, Mr. Skiptunis worked with us in various capacities, including consultant, CFO and interim CEO. From January of 1997 through November of 2001, Mr. Skiptunis was a self employed business consultant to three companies. From 1990 to 1996, Mr. Skiptunis served as Vice Chairman and CEO of Teamstaff, Inc., where he helped bring the company from a small regional firm to a national presence as a top Professional Employer Organization. Prior to his time with Teamstaff, Inc., Mr. Skiptunis spent time as the Chairman and President of Venry Management Corp, a Venture Capital firm from 1983 to 1990, and the Vice President, CFO and Board Member of Biosearch Medical Products from 1978 to 1983. Mr. Skiptunis earned a Bachelor of Science in Accounting from Rutgers University.

Board of Directors and Committees of the Board

Our business affairs are conducted under the direction of our board of directors. The role of our board of directors is to effectively govern our affairs for the benefit of our stockholders and, to the extent appropriate under governing law, of other constituencies, which include our employees, customers, suppliers and creditors. Our board strives to ensure the success and continuity of our business through the selection of a qualified management team. It is also responsible for ensuring that our activities are conducted in a responsible ethical manner. Our board of directors has two standing committees, an audit committee and a compensation committee.

Our board of directors met nine times in 2004 and twelve times in 2005. All of the current directors attended all or all but one of the meetings during the period for which they have been a director and the meetings held by committees of the board of directors on which they serve.

We do not have a policy that requires directors to attend our annual meetings of stockholders.

Audit Committee

Our entire board of directors currently functions as our audit committee. Our audit committee, among other things:

•	selects the independent auditors, considering independence and effectiveness;

•	discusses the scope and results of the audit with the independent auditors and reviews with management and the independent auditors our interim and year-end operating results;

•	considers the adequacy of our internal accounting controls and audit proceeds;

•	reviews and approves all audit and non-audit services to be performed by the independent auditors; and

•	administers the whistleblower policy.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work.

Up to December 31, 2004, we had a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act or 1934, as amended (the “Exchange Act”). Until recently, Mr. Lackland was the sole member and chairman of the committee. In September 2004, Mr. Lackland became our Interim Chief Financial Officer and therefore had to resign from the audit committee. At that time, Mr. Rick Pulford, a director, became the sole member of the audit committee on a temporary basis, and as of December 31, 2004, Mr. Pulford was the committee’s sole member. As Mr. Pulford agreed only to serve on the audit committee on a temporary basis, on February 10, 2005, the board of directors dissolved the audit committee because there were no independent directors willing to serve on it. The board of directors desires to locate and form an audit committee as soon as willing and qualified directors can be identified and retained. Until that time, the board of directors as a whole will take on the audit committee functions.

Compensation Committee

The sole member of our compensation committee is Raymond Skiptunis, who qualifies as an independent director under current NASDAQ and SEC rules and regulations. Mr. Skiptunis chairs the compensation committee. Our compensation committee, among other things:

•	recommends to the board of directors the compensation level of the executive officers;

•	reviews and makes recommendations to our board of directors with respect to our equity incentive plans;

•	establishes and reviews general policies relating to compensation and benefits of our employees.

Compensation of Directors

In 2005, non-employee directors received 100,000 options per year for their board service. Depending on the anticipated workload and organization, the board of directors may elect to increase the compensation for committee members and/or all non-executive board members.

Committee Interlocks and Insider Participation

None of our executive officers currently serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Based solely on the review of copies of the forms provided to the Company and the representations by the executive officers, directors and ten percent shareholders during fiscal year 2005, the following failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act.

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

Nick Anderson inadvertently missed a filing deadline for reporting one transaction. Mr. Anderson has since filed a Form 4 to report the transaction.

Eric Naroian inadvertently missed a filing deadline for reporting one transaction. Mr. Naroian has since filed a Form 3 to report the transaction.

CODE OF ETHICS

The Registrant has not formally adopted a code of ethics. In early 2006, the Registrant developed and implemented an official Employee Manual that requires ethical behavior from its employees, and defines the consequences of unethical behavior by its employees. The Registrant intends to use the Employee Manual as the basis for development and implementing a formal code of ethics.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2005, 2004 and 2003. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2005.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Securities Underlying Option/ Warrants
Steven Z. Strasser Chairman and Chief Executive Officer	2005	$275,000	*	—	—	4,612,500
	2004	60,000		—	—	600,000
	2003	—		—	—	—
Nicolas Anderson Chief Technical Officer	2005	$210,000		—	—	2,000,000
	2004	60,000	**	—	—	500,000
	2003	156,000		—	—	—
John (BJ) Lackland Director, Chief Financial Officer and Chief Operating Officer	2005	$175,000	***	—	—	2,215,000
	2004	60,000		—	—	375,000
	2003	—		—	—	—
Richard Koch Former Chief Executive Officer	2005	$—		—	—	—
	2004	240,000	****	—	—	—
	2003	240,000		—	—	21,354

*	Effective June 1, 2005, Mr. Strasser entered into an employment contract with the Company. Mr. Strasser agreed to have his first year’s salary to be paid $60,000 in cash and options to purchase 1,612,500 shares of common stock at an exercise price equal to not less than market at date of grant in lieu of remaining cash vesting quarterly over one year.
**	Mr. Anderson signed a salary reduction agreement on October 20, 2004, reducing his salary from $174,000 to $60,000 effective September 1, 2004.
***	Effective June 1, 2005, Mr. Lackland entered into an employment contract with the Company. Mr. Lackland agreed to have his first year’s salary to be paid $120,000 in cash and options to purchase 412,500 shares of common stock at an exercise price equal to market at date of grant in lieu of remaining cash vesting quarterly over one year.
****	Mr. Koch resigned as Chief Executive Officer on August 27, 2004.

During 2004, we hired the following officers: Steven Strasser, Chief Executive Officer, $60,000; John (BJ) Lackland, Chief Financial Officer, $60,000. Along with Nick Anderson, the Company’s Chief Technology Officer, these two individuals comprise our current executive officers. Effective June 1, 2005, the Company entered into employment agreements with the above officers with altered compensation plans.

STOCK OPTION GRANTS DURING 2005

The following table shows information as to options granted during the year ended December 31, 2005 for the executive officers still in their positions as of March 22, 2006.

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (1)
Name	Number of securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price in Dollars per Share	Market Price on Date of Grant	Expiration Date	5%	10%
Steven Strasser	1,885,230	16.76%	$0.20	$0.20	05/30/15	$206,413	$552,016
Steven Strasser	2,727,270	24.24%	$0.22	$0.20	05/30/15	$298,608	$798,575
Steven Strasser	600,000	5.60%	$0.65	$0.51	11/28/15	$95,014	$119,531
Nicholas Anderson	150,000	1.33%	$0.65	$0.31	02/09/15	$(21,756)	$23,109
Nicholas Anderson	2,000,000	17.78%	$0.20	$0.20	05/30/15	$211,558	$597,497
John (BJ) Lackland	2,212,500	19.67%	$0.20	$0.20	05/30/15	$243,608	$670,556
John (BJ) Lackland	375,000	3.33%	$0.20	$0.20	11/28/15	$47,167	$119,531

(1).	The potential realizable value of the options granted is calculated by multiplying the difference between the exercise price of the option and the market value per share of the underlying stock (assuming a 5% or 10%, as the case may be, compounded annual increase of the stock price from the date of grant to the final expiration of the option) by the number of shares underlying the options granted. The price appreciation assumptions are required disclosures under the rules of the Securities and Exchange Commission and are not to be viewed as any expectation or prediction by the Company of future value of the underlying common stock.

As of March 22, 2006, the Company has three employees with employment contracts. Steven Strasser, the Company’s Chief Executive Officer and Chairman, John (BJ) Lackland, the Company’s Chief Operating Officer, Chief Financial Officer and director, and Nicholas Anderson, the Company’s founder and Chief Technology Officer. (See Note 17 to the Financial Statements).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP

The following table sets forth information regarding the beneficial ownership of each director, each executive officer, all executive officers and directors as a group, and persons, according to information received by the Board of Directors, holding more than five percent of the outstanding Common Stock of the Company as of March 22 , 2006 upon the exercise of all warrants and options.

Title of Class	Beneficial Owner	Shares Owned		Percent of Shares Owned (5)
Common Stock	Nicholas Anderson, CTO	1,243,137	(1)	2.8%
Common Stock	Steven Strasser, CEO, Chairman of the Board	11,467,401	(2)	26.0%
Common Stock	John (BJ) Lackland, CFO and COO, Director	1,047,500	(3)	2.4%
Common Stock	Raymond J. Skiptunis, Director	321,369	(4)	Less then 1%
Common Stock	Summit Energy Ventures, LLC	8,803,901	(2)	20.0%
Common Stock	Commonwealth Energy Corporation	3,687,288		8.4%
Common Stock	All Executive Officers and Directors as a Group (6 persons)	14,079,407		32.0%

(1)	Includes 966,000 common shares subject to options and warrants which are presently exercisable or will become exercisable within 60 days of March 22, 2006. Mr. Anderson was also granted an additional 1,600,000 common shares subject to options which will become exercisable on various dates starting more than after 60 days after March 22, 2006. Mr. Anderson’s options expire on various dates from October, 2006 through May, 2015.
(2)	Includes 8,803,901 common shares held by Summit Energy Ventures, LLC, in which Steven Strasser is one of two members, and 2,663,500 common shares subject to options which are presently exercisable or will become exercisable within 60 days of March 22, 2006. Mr. Strasser was also granted an additional 2,549,000 common shares subject to options which will become exercisable on various dates starting more than 60 days after March 22, 2006. Mr. Strasser’s options expire on various dates from May, 2010 through November, 2015.
(3)	Includes 1,047,500 common shares subject to options which are presently exercisable or will become exercisable within 60 days of March 22, 2006. Mr. Lackland was also granted an additional 1,540,000 common shares subject to options which will become exercisable on various dates starting 60 days after March 22, 2006. Mr. Lackland’s options expire on various dates from May, 2015 through November, 2015.
(4)	Includes 225,285 common shares subject to options and warrants which are presently exercisable or will become exercisable within 60 days of March 22, 2006. Mr. Skiptunis’s options expire on various dates from October, 2014 through May, 2015.
(5)	The percentages for Common Stock include all common shares subject to options and warrants exercisable within 60 days of March 22, 2006.

Item 12. Certain Relationships and Related Transactions.

On June 9, 2005 and on June 16, 2005, the Company entered into financing transactions in which the Company issued a $200,000 convertible, unsecured note, and a $100,000 convertible, unsecured note respectively (collectively, the “Bridge Notes”) to Summit Energy Ventures LLC, an entity owned entirely by the Company’s current Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer that is also one of the Company’s principal stockholders. The Notes bear interest of 10% per annum. The Bridge Notes’ accrued interest and principal were due on July 23, 2005. The Bridge Notes were converted into equity on July 8, 2005. See Notes 14 and 20 in the Notes to Financial Statements in Part II.

From October 2004 through June 2005, the Registrant had a management agreement with a management company wholly owned by the Chief Executive Officer. For the years December 31, 2004 and December 31, 2005, the Registrant has paid management fees of $60,000 and $100,000, respectively, to the management company. See Note 14 in the Notes to Financial Statements in Part II.

Item 13. Exhibits.

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K filed during the forth quarter:

On October 11, 2005, the Company filed a current report on Form 8-K reporting an Item 5 event. The Item 5 event involved the election of a new Director to the Board of Directors of the Company. That form is incorporated herein by reference.

On November 2, 2005 the Company filed a current report on Form 8-K reporting an Item 5 event. The Item 5 event involved an amendment to the Articles of Incorporation increasing the Company’s authorized common shares from 50,000,000 to 100,000,000. That form is incorporated herein by reference.

On December 5, 2005, the Company filed a current report on Form 8-K reporting an Item 5 event. The Item 5 event involved the election of a new Director to the Board of Directors of the Company. That form is incorporated herein by reference.

On January 18, 2006, the Company filed a current report on Form 8-K reporting an Item 8 event. The Item 8 event involved the announcement of the record date and the date of the Company’s 2005 Annual Meeting of the Stockholders. That form is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed in fiscal years 2005 and 2004 for professional services rendered by the principal registered accountant for the audit of the Registrant’s annual financial statements and review of financial statements included in the Registrants Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $55,110 and $51,900, respectively.

(2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Registrant’s financial statements and are not reported under Item 14(1) above were $13,316 and $4,500, respectively. The audit-related fees were for professional services rendered in conjunction with SEC Registration Statement filings and amendments thereto.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $6,750 and $2,150, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2005 and 2004 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 15(3) above were $0 and $0, respectively.

(5) Audit Committee Approval

During fiscal year 2005 and 2004, the Audit Committee pre-approved all engagements and fees for services the principal registered accountant provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: March 28, 2006	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief Executive Officer and Chairman of the Board

Dated: March 28, 2006	By:	/s/ JOHN LACKLAND
John Lackland, Chief Financial Officer, Chief Operating Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2006	By:	/s/ GARY RADO
Gary Rado, Director

Dated: March 28, 2006	By:	/s/ ERIC NAROIAN
Eric Naroian, Director

Dated: March 28, 2006	By:	/s/ RAYMOND J. SKIPTUNIS
Raymond J. Skiptunis, Director

EXHIBIT INDEX

Description of Document

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-SB filed on October 20, 2000.

3.2	Amendment to the Certificate of Incorporation of the Registrant dated June 5, 2002, incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 18, 2002.

3.3	Amendment to the Certificate of Incorporation of the Registrant dated July 6, 2005; incorporated by reference to Exhibit 3.3 to the Registrant’s Form SB-2 Registration Statement filed October 25, 2005.

3.4	Amendment to the Certificate of Incorporation of the Registrant dated October 13, 2005; incorporated by reference to Exhibit 3.4 to the Registrant’s Form SB-2 Registration Statement filed October 25, 2005.

3.5	Amended and Restated By-laws of the Company dated March 23, 2004; incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-QSB filed on May 14, 2004.

4.1	Stock Purchase Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 18, 2002.

4.2	Registration Rights Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on June 18, 2002.

4.3	Certificate of Designation dated June 13, 2002, incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on June 18, 2002.

4.4	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Power Efficiency Corporation, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on May 25, 2003.

4.5	Specimen common stock Certificate of the Registrant, incorporated by reference to Exhibit 4.5 to the Registrant’s Form SB-2/A Registration Statement filed December 8, 2005.

4.6	Agreement dated April 22, 2005, between the Registrant and Summit Energy Ventures, LLC, for the issuance of preferred stock and warrants; incorporated by reference to Exhibit 4.6 to the Registrant’s Form SB-2 Registration Statement filed October 25, 2005.

4.7	Agreement dated April 22, 2005, between the Registrant and Commerce Energy Group, Inc., for the issuance of preferred stock and warrants; incorporated by reference to Exhibit 4.7 to the Registrant’s Form SB-2 Registration Statement filed October 25, 2005.

4.8	Letter of Intent dated April 18, 2005, between the Registrant and Joseph Stevens & Company, Inc., with respect to the private offering of common stock and warrants; incorporated by reference to Exhibit 4.8 to the Registrant’s Form SB-2 Registration Statement filed October 25, 2005.

5.1	Opinion of Jones Vargas as to the legality of the Registrant’s common stock, incorporated by reference to Exhibit 4.5 to the Registrant’s Form SB-2/A Registration Statement filed December 8, 2005.

10.1	Lease Agreement for Registrant’s Ann Arbor, Michigan facility dated February 16, 1996, incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-SB filed on October 20, 2000.

10.2	Stock Purchase Warrant dated June 14, 2002, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on June 18, 2002.

10.3	Amended and Restated Stockholders’ Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on June 18, 2002.

10.4	United States Patent #5,821,726, incorporated by reference to Exhibit 10(g) to Registrant’s Annual Report on Form 10-SB filed on October 20, 2000.

10.5	1994 Stock Option Plan, incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-SB filed on October 20, 2000.

10.6	Patent License Agreement (DN-858) with NASA, incorporated by reference to Exhibit 10.10 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.7	Patent License Agreement (DE-256) with NASA incorporated by reference to Exhibit 10.11 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.8	Settlement and Release Agreement with NASA incorporated by reference to Exhibit 10.12 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.9	Modification No. 1 to Patent License Agreement (DE-256) with NASA, incorporated by reference to Exhibit 10.13 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.10	Product Warranty, incorporated by reference to Exhibit 10.16 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.11	Test Report from Medsker Electric, Inc., incorporated by reference to Exhibit 10.17 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.12	Test Report from Oak Ridge National Laboratory, incorporated by reference to Exhibit 10.18 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.13	Test Report from Oregon State University – The Motor Systems Resource Facility, incorporated by reference to Exhibit 10.19 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.14	Test Report from Otis Elevator Co., incorporated by reference to Exhibit 10.20 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.15	Employment Agreement with Stephen Shulman, incorporated by reference to Exhibit 10.23 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.16	Employment Agreement with Nicholas Anderson, incorporated by reference to Exhibit 10.24 to Registrant’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.17	Employment Agreement with Raymond J. Skiptunis, incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-KSB filed on March 31, 2003.

10.18	Revolving Credit Note dated May 8, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 25, 2003.

10.19	Security Agreement dated May, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 25, 2003.

10.20	Certificate of Amendment of Warrant, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 25, 2003.

10.21	Employment Agreement with Richard Koch dated June 9, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 20, 2003.

10.22	Settlement and Release Agreement with Raymond J. Skiptunis dated June 9, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed June 20, 2003.

10.23	Employment Agreement with Raymond J. Skiptunis dated June 9, 2003 incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed June 20, 2003.

10.24	Employment Agreement with Keith Collin dated November 13, 2003, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.25	Employment Agreement with Thomas Mills dated October 6, 2003, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.26	Subscription Agreement with Nicholas Anderson dated September 30, 2003, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.27	Settlement Agreement with Nicholas Anderson dated September 30, 2003, incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.28	Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy Ventures, LLC dated October 3, 2003, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.29	Promissory Note granted to Stephen Shulman dated September 15, 2003 incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.30	Amendment to the Amended and Restated Stockholders’ Agreement among Anthony Caputo, Nicholas Anderson, Philip Elkus, Stephen Shulamn, Performance Control, LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003, incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.31	Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23, 2003, incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.32	Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003 incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.33	Warrant Agreement with Summit Energy Ventures, LLC dated February 26, 2004, incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8-K filed February 27, 2004.

10.34	Consulting Agreement with Raymond Skiptunis dated September 22, 2003, incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-KSB filed March 10, 2004.

10.35	Business Property Lease with Arens Investment Company dated November 1, 2003, incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-KSB filed March 10, 2004.

10.36	Subscription Agreement with Richard Koch dated December 23, 2003, incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-KSB filed March 10, 2004.

10.37	Subscription Agreement with Raymond Skiptunis dated January 8, 2004, incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-KSB filed March 10, 2004.

10.38	Subscription Agreement with Leonard Bellezza dated February 16, 2004, incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-KSB filed March 10, 2004.

10.39	Letter agreement with Pali Capital, Inc. dated February 25, 2004, incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-KSB filed March 10, 2004.

10.40	Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004, incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report on Form 10-KSB filed March 10, 2004.

10.41	Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-KSB filed March 10, 2004.

10.42	Line of Credit Agreement with Summit Energy Ventures, LLC, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 5, 2004.

10.43	Single Phase Licensing Agreement with Commerce Energy Group, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB filed November 15, 2004.

10.44	Settlement and Consulting Agreement with Ray Skiptunis dated September 27, 2004, incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.45	Settlement Agreement with Richard Koch dated December 15, 2004, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.46	Management Agreement with Northwest Power Management, Inc. dated November 18, 2004, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.47	Business Property Lease Amendment involving Glenborough LLC and Northwest Power Management, Inc. dated February 7, 2005, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.48	Settlement and Consulting Agreement with Keith Collin dated September 27, 2004, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.49	Settlement Agreement with Tom Mills dated December 21, 2004, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.50	Business Property Sublease with Famair, Inc. dated February 11, 2005, incorporated by reference to Exhibit10.51 to the Registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.51	Placement Agency Agreement Dated as of June 1, 2005, between the Company and Joseph Stevens & Co., Inc.; incorporated by reference to Exhibit 10.51 to the Registrant’s Form SB-2 Registration Statement filed October 25, 2005.

10.52	Form of Placement Agent Warrant issued pursuant to Exhibit 10.51; incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K Filed on July 15, 2005

10.53	Form of Investor Warrant; incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-k filed on July 15, 2005

10.54	Consulting agreement with George Boyadjieff, dated June 9, 2005, filed herewith

10.55	Consulting agreement with Steven Blum dated February 21, 2006, filed herewith

10.56	Consulting agreement with CEO Cast, Inc, dated January 2, 2006, filed herewith

10.57	Letter agreement with USBX Advisory Services, LLC, dated January 6, 2006, filed herewith

10.58	Employment agreement with Steven Strasser dated June 1, 2005; incorporated by reference to Exhibit 8.1 to the Registrant’s Current Report of Form 8-K filed July 13, 2005.

10.59	Employment agreement with John Lackland dated June 1, 2005; incorporated by reference to Exhibit 8.2 to the Registrant’s Current Report of Form 8-K filed July 13, 2005.

10.60	Employment agreement with Nicholas Anderson dated June 1, 2005; incorporated by reference to Exhibit 8.3 to the Registrant’s Current Report of Form 8-K filed July 13, 2005.

13.1	Annual Report on Form 10-KSB for the year ended December 31, 2004, incorporated by reference filed on March 31, 2005.

13.2	Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004, incorporated by reference filed on September 21, 2005.

13.3	Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005, incorporated by reference filed on August 15, 2005.

20.1	Registration Statement on Form SB-2, incorporated by reference filed on December 20, 2005

22.1	Proxy Statement on Form DEF 14A, incorporated by reference filed on January 27, 2006

23.1	Consent of Sobel & Co., LLC, Certified Public Accountants, incorporated by reference to Exhibit 23.1 to the Registrant’s Form SB-2 Registration Statement filed on December 20, 2005.

23.2	Consent of Jones Vargas (included in Exhibit 5.1).

24.1	Power of Attorney incorporated by reference to Exhibit 24.1 to the Registrant’s Form SB-2/A Registration Statement filed on December 20, 2005.

31.1	Certification of Steven Strasser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2	Certification of John Lackland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32.1	Certification of Steven Strasser pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

32.2	Certification of John Lackland pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith