Form 10QSB
period 2006-03-31
POWER EFFICIENCY CORP
filed 2006-05-15
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-31805

POWER EFFICIENCY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Suite 460 Las Vegas, NV 89109	(702) 697-0377
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

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

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of April 30, 2006 was 23,739,266.

Transitional Small Business Disclosure Format (check one): Yes  ☐     No  ☒

POWER EFFICIENCY CORPORATION

FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POWER EFFICIENCY CORPORATION

CONDENSED BALANCE SHEET

Unaudited

March 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$296,675
Accounts receivable, net	37,509
Accounts receivable, other	17,930
Inventory, net of reserve	168,598
Prepaid expenses and other current assets	134,979

Total Current Assets	655,691

PROPERTY AND EQUIPMENT, Net	76,522

OTHER ASSETS:
Patents, net	11,725
Goodwill	1,929,963
Website, net	1,629
Deferred financing costs, net	63,280

Total Other Assets	2,006,597

Total Assets	$2,738,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$595,745
Accrued salaries and payroll taxes	32,036
Customer deposits	5,105
Notes payable – Pali Capital, net	1,427,060
Notes payable – Arens Investment Company, net	29,235
Notes payable – former officers	9,586

Total Current Liabilities	2,098,767

LONG TERM LIABILITIES
Notes payable – Arens Investment Company, net	2,778

2,101,545

STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 23,739,266 issued and outstanding	23,739
Additional paid-in capital	19,639,368
Accumulated deficit	(19,025,842)

Total Stockholders’ Equity	637,265

Total Liabilities and Stockholders’ Equity	$2,738,810

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended March 31,
	2006	2005
REVENUES	$24,344	$51,091

COST OF SALES	28,004	40,458

GROSS (LOSS) MARGIN	(3,660)	10,633

COSTS AND EXPENSES:
Research and development	96,625	55,404
Selling, general and administrative	889,125	191,542
Depreciation and amortization	6,471	20,558

Total Costs and Expenses	992,221	267,504

LOSS FROM OPERATIONS	(995,881)	(256,871)
OTHER INCOME (EXPENSE):
Interest income	3,718	—
Interest expense	(136,486)	(124,745)

Total Other Expenses, net	(132,768)	(124,745)

NET LOSS	$(1,128,649)	$(381,616)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING OUTSTANDING, BASIC	23,640,933	5,020,418

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,128,649)	$(381,616)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,471	20,558
Debt discount related to issuance of debt securities	70,288	66,998
Warrants and options issued to employees and consultants	360,490	—
Warrants and options issued in connection with the issuance of debt securities	—	2,379
Common stock issued for consulting services	90,000	—
Amortization of deferred financing costs	18,312	—
Changes in assets and liabilities:
Accounts receivable, trade	32,617	618
Accounts receivable, other	(17,930)	—
Inventory	2,741	276
Prepaid expenses and other current assets	(49,573)	787
Restricted cash for interest escrow	—	36,180
Accounts payable and accrued expenses	3,162	(93,279)
Accrued salaries and payroll taxes	(11,252)	(62,835)

Net Cash Used for Operating Activities	(623,323)	(409,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(65,263)	—

Net Cash Used for Investing Activities	(65,263)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(15,000)
Proceeds from issuance of debt securities	—	125,000
Payments on notes payable	(8,333)	—
Payments to stockholders and former officers	(15,526)	(18,993)

Net Cash (Used for) Provided by Financing Activities	(23,859)	91,007

Decrease in cash	(712,445)	(318,927)
Cash at beginning of period	1,009,120	392,471

Cash at end of period	$296,675	$73,544

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2005 on Form 10-KSB.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $623,000 from operations for the three months ended March 31, 2006, and lacks sufficient liquidity to continue its operations.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Leases:

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

Subcontractors:

On March 15, 2006, the Company terminated its agreement with its Livonia, Michigan Subcontractor and began moving its entire inventory out of that subcontractor’s warehouse to the Company’s Las Vegas, Nevada subcontractor. The Company presently plans to use the Las Vegas, Nevada subcontractor as its sole manufacturer for its product. The Company owns the intellectual property rights and all specifications to the product, and believes many manufacturers in the United States and abroad could manufacture the Company’s product with little difficulty.

NOTE 4 – CONSULTING AGREEMENTS

On January 2, 2006, the Company entered into a consulting agreement with an investor relations firm. The term of the consulting agreement is for six months. The consulting agreement calls for monthly payments of $7,500 and 150,000 shares of the Company’s common stock. In addition, the Company issued an additional 150,000 shares of common stock to the investor relations firm as a performance bonus on March 8, 2006. The total value of the 300,000 shares of common stock issued approximates $90,000 and is expensed in selling, general and administrative expenses.

On January 6, 2006, the Company entered into a marketing agreement with an investment bank. The term of the agreement is for six months and is fully cancellable at any time if either party materially breaches any provision in the agreement and fails to cure that breach within 20 days after receipt of written notice of the breech. In connection with the agreement, the Company issued 300,000 warrants to the investment bank as a retainer fee, with an exercise price of $0.25 per share, and a five year term. If the investment bank facilitates a successful transaction under the terms of the agreement, the Company shall pay the investment bank $300,000 plus a 2% commission of transaction consideration in excess of $5,000,000 minus the value of any retainer warrants issued to the investment bank. Also, if the investment bank facilitates a strategic alliance in the form of (i) a non-exclusive distributorship, the Company will issue 100,000 warrants to the investment bank, (ii) an exclusive distributorship, the Company will issue 300,000 warrants to the investment bank, and (iii) a licensing agreement, the Company will issue 500,000 warrants to the investment bank. The total value of the 300,000 warrants issued to the investment bank approximates $74,430 and is expensed in selling, general and administrative expenses.

On February 21, 2006, the Company renewed a consulting agreement with an investment advisor which calls for the same duties as those set forth in the original agreement and is for a term of 12 months. The company pays the investment advisor the amount of $4,000 per month, plus expenses approved by the Company and issued the investment advisor

300,000 options with an exercise price of $0.26 per share. If the investment advisor is successful in closing a financing with the Company of at least $800,000 within 60 days of the start date of the agreement, the Company shall pay the investment advisor all fees due for the third month through the sixth month of the term of the agreement, or $16,000. This agreement is fully cancellable with 30 days written notice after the first six months of the term of the agreement. The 300,000 options issued to the investment advisor approximates $14,136 and is expensed in selling, general and administrative expenses.

NOTE 5 - ACCOUNTING FOR SHARE BASED PAYMENTS

Prior to 2006, the Company accounted for employee stock options under the intrinsic method of APB No. 25, and presented fair value disclosure as pro forma as provided by SFAS No. 123 as permitted under accounting principles generally accepted in the United States of America. Beginning in 2006, the Company is accounting for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005, and applies to all outstanding and vested stock-based awards at a company’s adoption date.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS 123R approximated $286,000 in additional compensation expense during the first quarter of 2006. Such amount is included in selling, general and administrative expense on the statement of operations.

NOTE 6 - SUBSEQUENT EVENTS

On April 19, 2006, the Company entered into a financing transaction in which the Registrant issued a $1,000,000 convertible, secured note (the “Note”) to EMTUCK, LLC (“EMTUCK”), in which the managing member is a management company wholly owned and controlled by the Registrant’s CEO. The Note is subject to increase up to $1,500,000 if EMTUCK makes available such increased amount. The Note bears interest of 10.75% per annum, with interest payments due quarterly, beginning July 19, 2006. The Note’s principal becomes due on January 19, 2007 (the “Maturity Date”). The Registrant can draw on the note, in increments of up to $200,000, and interest is calculated on the outstanding principal drawn. The Note is secured by a first lien and security interest in all of the Company’s accounts receivable and inventory now or hereafter acquired, and a second lien and security interest in all other collateral, subordinate to the existing lien and security interest in favor of Pali Capital Corporation as representative of the holders of promissory notes of the Registrant in the aggregated principal amount of $1,464,806 due October 26, 2006, and $125,000 due February 24, 2007 (the “Pali Notes”). In the event of default (as defined in the note), EMTUCK may upon written notice to the Registrant elect to declare the entire principal amount of the Note then outstanding together with accrued and unpaid interest thereon due and payable. Upon receipt of such notice, the Registrant shall have 7 business days to cure the event of default and if uncured on the eighth business day, all principal and accrued interest shall become immediately due and payable.

The members of EMTUCK were issued 2,083,334 warrants in conjunction with the Note, with an exercise price of $0.24 per share. 1,458,334 warrants vest immediately, with the remaining 625,000 warrants vesting equally over 9 months. This transaction will result in a second quarter 2006 financing charge of approximately $385,000. Additionally, a financing charge of approximately $17,000 per month will be recorded through January 2007 related to the remaining 625,000 warrants. The warrants have a cashless exercise provision and have a 5 year term. If after the date of issuance of the warrants, the Registrant files a registration statement under the Securities Act of 1933, or amends an existing registration statement, in either case, the Registrant will use its best efforts to include the shares issuable on exercise of the warrants in such registration statement or amended registration statement.

As of May 15, 2006, the Company has drawn $200,000 on the note.

On May 15, 2006, the Company terminated its Chief Technology Officer for cause and cancelled the Chief Technology Officer’s employment agreement with the Company. The Company has not accrued a loss related to this termination and does not foresee any material loss in its ability to manufacture current products or develop new products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Registrant generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Registrant began generating revenues from sales of its patented Performance Controller line of motor controllers in late 1995. As of March 31, 2005, the Registrant had total stockholders’ equity of $637,265 primarily due to the (i) Registrant’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (ii) the Registrants sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (iii) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

REVENUES

Total revenues for the three months ended March 31, 2006, were approximately $24,000 compared to $51,000 for the three months ended March 31, 2005, a decrease of $27,000 or 53%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to changes in sales personnel and resulting disruptions to sales efforts.

COST OF SALES

Total manufacturing cost of product revenues, which includes material and direct labor and overhead for the three months ended March 31, 2006 were approximately $28,000 compared to approximately $40,000 for the three months ended March 31, 2005, a decrease of $12,000 or 30%. As a percentage of sales, total cost of sales increased to approximately 117% for the three months ended March 31, 2006 compared to approximately 79% for the three months ended March 31, 2005. The increase in the costs as a percentage of sales was primarily due to extra charges to modify existing stock units for sale, as well as increased materials and direct labor costs per unit. Also, overhead costs were $2,000 for the three months ended March 31, 2006 compared to $9,000 for the three months ended March 31, 2005. Overhead costs as a percentage of sales decreased due to the Company utilizing a turn-key manufacturer for production.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $97,000 for the three months ended March 31, 2006, as compared to approximately $55,000 for the three months ended March 31, 2005, a $42,000 or a 76% increase. This increase is mainly attributable to the Company’s development of its digital controller for both its single-phase and three-phase products and payment of higher salaries to personnel, due to significantly reduced salaries in the first quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $890,000 for the three months ended March 31, 2006, as compared to $192,000 for the three months ended March 31, 2005 an increase of $698,000 or 364%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs, related to the Company’s adoption of SFAS 123R (see Note 5 to the financial statements), to the increase in the Company’s workforce in connection with the Company’s new sales and marketing plan and higher salaries paid to personnel due to significantly reduced salaries in the first quarter of 2005, as well as increases in the Company’s investor relation expenses and professional fees.

Financial Condition, Liquidity, and Capital Resources

Since inception, the Registrant has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of March 31, 2006, the Registrant had cash of $296,675.

Cash used for operating activities for the three months ended March 31, 2006 was $623,323, which consisted of: a net loss of $1,128,649; less depreciation and amortization of $6,471, debt discount related to the issuance of debt securities of $70,288, warrants and options issued to employees and consultants of $360,490, common stock issued in connection with consulting services of $90,000, and amortization of deferred financing costs of $18,312, decreases in trade accounts receivable of $32,617, inventory of $2,741, and an increase in accounts payable of $3,162; offset by increases in other accounts receivable of $17,930, prepaid expenses and other current assets of $49,573, and a decrease in accrued salaries and payroll taxes of $11,252 . Cash used for operating activities for the three months ended March 31, 2005 was $409,934, which consisted of: a net loss of $381,616; less depreciation and amortization of $20,558, debt discount related to the issuance of debt securities of $66,998, warrants and options issued in connection with the issuance of debt securities of $2,379, decreases in trade accounts receivable of $618, inventory of $276, prepaid expenses and other current assets of $787 and restricted cash of $36,180; offset by decreases in accounts payable of $93,279, and accrued salaries and payroll taxes of $62,835.

Cash used in investing activities for the first quarter of fiscal 2006 was $65,263. The amount consisted of the purchase of fixed assets.

Net cash used for financing activities for the first quarter of fiscal year 2006 was $23,859 which consisted of repayments of notes payable of $8,333 and repayments of loans to stockholders and former officers of $15,526. Net cash provided by financing activities for the first quarter of fiscal year 2005 was $91,007, which consisted of proceeds from the issuance of debt securities of $125,000, offset by repayments of loans to stockholders and former officers of $18,993 and deferred financing costs of $15,000.

The Registrant expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Registrant anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Registrant’s liquidity requirements, management intends to sell additional equity or debt securities. The Registrant believes it can raise additional funds through private placements of equity or debt. However, there are no assurances that sufficient capital can be raised.

Cash Requirements and Need for Additional Funds

The Registrant anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Registrant’s prepared expansion plan, it is the opinion of management that approximately $2.5—$3 million will be required to cover operating expenses, including, but not limited to, the development of the Company’s next generation products, marketing, sales and operations during the next twelve months. In addition, the Company has debt securities maturing in the next twelve months.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5.	OTHER INFORMATION

On April 18, 2006, the Board of Directors elected Rob Murray as a Director of the Registrant.

On April 18, 2006, Eric Naroian tendered his resignation as a Director of the Registrant to the Registrant’s Board of Directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description of Document	Location

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(b)	Reports on Form 8-K.

On January 18, 2006, the Company filed a current report on Form 8-K reporting an Item 8 event. The Item 8 event involved the announcement of the record date and the date of the Company’s 2005 Annual Meeting of the Stockholders. That form is incorporated herein by reference.

On April 24, 2006, the Company filed a current report on Form 8-K reporting an Item 2, an Item 3, and an Item 5 event. The Item 2 event involved the creation of a direct financial obligation in the form of a bridge note of $1,000,000. The Item 3 event involved an unregistered sale of equity securities in connection with the bridge note. The Item 5 event involved the election of a new Director to the Company’s Board of Directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION (Registrant)

Date: May 15, 2006	By:	/s/ Steven Strasser
Chief Executive Officer

Date: May 15, 2006	By:	/s/ John Lackland
Chief Financial Officer (PrincipalFinancial and Accounting Officer)