Form 10QSB
period 2006-06-30
POWER EFFICIENCY CORP
filed 2006-08-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-31805

POWER EFFICIENCY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Ste 460 Las Vegas, NV 89169	(702) 697-0377
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of the Issuer’s Common Stock, $.001 par value, as of July 31, 2006 was 23,921,460.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

POWER EFFICIENCY CORPORATION

FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POWER EFFICIENCY CORPORATION

CONDENSED BALANCE SHEET

Unaudited

June 30, 2006
ASSETS
CURRENT ASSETS:
Cash	$122,303
Accounts receivable, net	50,687
Inventory, net of reserve	198,664
Prepaid expenses and other current assets	56,519

Total Current Assets	428,173

PROPERTY AND EQUIPMENT, Net	71,846

OTHER ASSETS:
Deposits	33,875
Patents, net	19,226
Goodwill	1,929,963
Deferred financing costs, net	44,968

Total Other Assets	2,028,032

Total Assets	$2,528,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$513,845
Accrued salaries and payroll taxes	35,582
Customer Deposits	5,105
Notes payable – Pali Capital, net	1,496,324
Notes payable – EMTUCK	600,000
Notes payable – Arens Investment Company, net	24,705

Total Liabilities	2,675,561

STOCKHOLDERS’ DEFICIT:
Series A-1 Convertible Preferred Stock, $.001 par value,
10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 23,918,127 issued and outstanding	23,918
Additional paid-in capital	20,548,078
Accumulated deficit	(20,719,506)

Total Stockholders’ Deficit	(147,510)

Total Liabilities and Stockholders’ Deficit	$2,528,051

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
REVENUES
Product, net	$44,390	$94,694	$68,734	$145,785

Total Revenues	44,390	94,694	68,734	145,785
COMPONENTS OF COST OF PRODUCT REVENUES:
Material and labor	32,696	73,596	58,373	105,383
Allocated costs	3,395	12,484	5,722	21,155

Total Cost of Product Revenues	36,091	86,080	64,095	126,538

GROSS MARGIN	8,299	8,614	4,639	19,247
COSTS AND EXPENSES:
Research and development	123,970	71,246	220,626	126,650
Selling, general and administration	756,815	406,978	1,645,940	612,211
Depreciation and amortization	7,872	5,461	14,344	12,328

Total Costs and Expenses	888,657	483,685	1,880,910	751,189

LOSS FROM OPERATIONS	(880,358)	(475,071)	(1,876,271)	(731,942)

OTHER (EXPENSE) INCOME
Interest (expense) income—net	(813,273)	(136,436)	(946,041)	(261,181)

Total Other (Expense) Income	(813,273)	(136,436)	(946,041)	(261,181)

NET LOSS	$(1,693,631)	$(611,507)	$(2,822,312)	$(993,123)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(.07)	$(.12)	$(.12)	$(.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	23,708,391	5,020,418	23,674,848	5,020,418

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,822,312)	$(993,123)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14,344	12,328
Loss on disposal of property and equipment	586	—
Amortization of deferred financing costs	36,624	30,882
Bad debt expense	13,414	4,530
Debt discount related to issuance of debt securities	813,872	112,462
Warrants and options issued in connection with the issuance of debt securities, and to employees and consultants	596,085	69,859
Common Stock issued for consulting services	90,000	—
Changes in assets and liabilities:
Accounts receivable	6,025	(32,827)
Inventory	(27,325)	13,542
Prepaid expenses and other assets	21,137	(10,331)
Deposits	(33,875)	—
Restricted cash for interest escrow	—	95,798
Accounts payable and accrued expenses	(78,738)	(142,619)
Accrued salaries and payroll taxes	(7,706)	(33,600)

Net Cash Used for Operating Activities	(1,377,869)	(873,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(67,169)	—

Net Cash Used for Investing Activities	(67,169)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(60,070)
Proceeds from line of credit – related party	600,000	300,000
Proceeds from issuance of equity securities	—	255,326
Proceeds from issuance of debt securities	—	125,000
Payments on notes payable	(16,667)	—
Payments to former officers	(25,112)	(37,981)

Net Cash Provided by Financing Activities	558,221	582,275

Decrease in cash	(886,817)	(290,824)
Cash at beginning of period	1,009,120	392,471

Cash at end of period	$122,303	$101,647

Accompanying notes are an integral part of the financial statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2005 on Form 10-KSB.

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

NOTE 2 – GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $1,378,000 from operations for the six months ended June 30, 2006, and lacks sufficient liquidity to continue its operations.

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

NOTE 3 – NOTES PAYABLE – RELATED PARTY

On April 19, 2006, the Company entered into a financing transaction in which it issued a $1,000,000 secured convertible note (the “Note”) to EMTUCK, LLC (“EMTUCK”). EMTUCK is owned by two members. The managing member of EMTUCK is Northwest Power Management, a management company wholly owned and controlled by Steven Strasser, the Company’s CEO. On May 19, 2006 the Note was increased to $1,500,000. The Note bears interest of 10.75% per annum, with interest payments due quarterly, beginning July 19, 2006. The Note’s principal becomes due on January 19, 2007 (the “Maturity Date”). The Company can draw on the note, in increments of up to

$200,000, and interest is calculated on the outstanding principal drawn. The Note is secured by a first lien and security interest in all of the Company’s accounts receivable and inventory now or hereafter acquired, and a second lien and security interest in all other collateral, subordinate to the existing lien and security interest in favor of Pali Capital Corporation as representative of the holders of promissory notes of the Company in the aggregate principal amount of $1,464,806 due October 26, 2006, and $125,000 due February 24, 2007 (the “Pali Notes”). In the event of default (as defined in the Note), EMTUCK may, upon written notice to the Company elect to declare the entire principal amount of the Note then outstanding together with accrued and unpaid interest thereon due and payable. Upon receipt of such notice, the Company shall have 7 business days to cure the event of default and if uncured on the eighth business day, all principal and accrued interest shall become immediately due and payable.

The members of EMTUCK were issued warrants to purchase up to 2,083,334 shares of the Company’s common stock in conjunction with the initial $1,000,000, with an exercise price of $0.24 per share. 1,458,334 warrants vested immediately, with the remaining 625,000 warrants vesting equally over 9 months. The members of EMTUCK were issued an additional 755,210 warrants in conjunction with the $500,000 increase in principal amount of the Note, with an exercise price of $0.32 per share. 546,876 warrants vested immediately, with the remaining 208,334 warrants vesting equally over 8 months. This transaction resulted in a second quarter 2006 financing charge of approximately $673,000. Additionally, a financing charge of approximately $17,000 per month will be recorded through January 2007 related to the remaining 625,000 warrants. The warrants have a cashless exercise provision and have a 5 year term. If after the date of issuance of the warrants, the Company files a registration statement under the Securities Act of 1933, or amends an existing registration statement, in either case, the Company will use its best efforts to include the shares issuable on exercise of the warrants in such registration statement or amended registration statement.

As of July 31, 2006, the Company has drawn $800,000 on the note.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Leases:

On February 24, 2006, the Company moved to a new office space in Las Vegas, Nevada. The lease was originally between 3960 HHP LLC and a management company owned by Steven Strasser, the CEO of the Company, and was signed in June 2005. The lease has since been assigned to the Company, effective February 24, 2006. The lease includes a payment of $11,292 per month, which includes all cleaning and utilities, except phone and internet service. The term of the lease is five years.

Subcontractors:

On March 15, 2006, the Company terminated its agreement with its Livonia, Michigan subcontractor and moved its entire inventory out of that subcontractor’s warehouse to the Company’s Las Vegas, Nevada subcontractor. The Company presently plans to use the Las Vegas, Nevada subcontractor as its sole manufacturer for its product. The Company owns the intellectual property rights and all specifications to the product, and believes many manufacturers in the United States and abroad could manufacture the Company’s product with little difficulty.

NOTE 5 – EMPLOYMENT AND CONSULTING AGREEMENTS

On January 2, 2006, the Company entered into a consulting agreement with an investor relations firm. The term of the consulting agreement is for six months. The consulting agreement calls for a monthly payment of $7,500 and a one time issuance of 150,000 shares of the Company’s common stock. In addition, the Company issued an additional 150,000 shares of common stock to the investor relations firm as a performance bonus on March 8, 2006. The total value of the 300,000 shares of common stock issued is approximately $90,000 and is expensed in selling, general and administrative expenses. On July 2, 2006, this consulting agreement will expire. As of June 30, 2006 the Company does not anticipate it will renew this agreement.

On January 6, 2006, the Company entered into a marketing agreement with an investment bank. The term of the agreement is for six months and is fully cancellable at any time if either party materially breaches any provision in the agreement and fails to cure that breach within 20 days after receipt of written notice of the breech. In connection with the agreement, the Company issued 300,000 warrants to the investment bank as a retainer fee, with an exercise price of $0.25 per share, and a five year term. If the investment bank facilitates a successful transaction under the terms of the agreement, the Company shall pay the investment bank $300,000, plus a 2% commission of transaction consideration in excess of $5,000,000, minus the value of any retainer warrants issued to the investment bank. Also, if the investment bank facilitates a strategic alliance in the form of (i) a non-exclusive distributorship, the Company will issue 100,000 warrants to the investment bank, (ii) an exclusive distributorship, the Company will issue 300,000 warrants to the investment bank, and (iii) a licensing agreement, the Company will issue 500,000 warrants to the investment bank. The total value of the 300,000 warrants issued to the investment bank approximates $74,430 and is expensed in selling, general and administrative expenses. The Company terminated this agreement on June 23, 2006. The 300,000 warrants remain exercisable for 5 years from the date of issuance.

On February 21, 2006, the Company renewed a consulting agreement with an investment advisor which calls for the same duties as those set forth in the original agreement and is for a term of 12 months. The Company pays the investment advisor $4,000 per month, plus expenses approved by the Company and issued the investment advisor 300,000 options with an exercise price of $0.26 per share. If the investment advisor is successful in closing a financing with the Company of at least $800,000 within 60 days of the start date of the agreement, the Company shall pay the investment advisor all fees due for the third month through the sixth month of the term of the agreement, or $16,000. This agreement is fully cancellable with 30 days written notice after the first six months of the term of the agreement. The 300,000 options issued to the investment advisor approximates $14,136 and is expensed in selling, general and administrative expenses. As of June 30, 2006, the Company has cancelled this agreement.

On May 15, 2006, the Company terminated its Chief Technology Officer for cause and cancelled the Chief Technology Officer’s employment agreement with the Company. The Company has not accrued a loss related to this termination and does not foresee any material loss in its ability to manufacture current products or develop new products.

NOTE 6 – ACCOUNTING FOR SHARE BASED PAYMENTS

Prior to 2006, the Company accounted for employee stock options under the intrinsic method of APB No. 25, and presented fair value disclosure as pro forma as provided by SFAS No. 123, as permitted under accounting principles generally accepted in the United States of America. Beginning in 2006, the Company is accounting for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005, and applies to all outstanding and vested stock-based awards at a company’s adoption date. Results from prior periods have not been restated in the Company’s historical financial statements. Shown in the table at the end of this note are the Company’s operations on an unaudited, pro forma basis with non-cash compensation and non-cash interest expense stated separately and includes a pro forma SFAS No. 123R adjustment for 2005 for comparative purposes.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $522,000 in additional compensation expense during the first and second quarters of 2006. Such amount is included in selling, general and administrative expense on the statement of operations. The impact of applying SFAS No. 123R on a pro forma basis, as shown below, approximated $96,000 in additional compensation expense for the six months ended June 30, 2005

The following table represents the Company’s Condensed Statement of Operations for the six months ended June 30, 2006 and June 30, 2005 on a pro forma basis, with non-cash compensation and non-cash interest expense stated separately:

	For the six months ended June 30 (unaudited),
	2006	2005
Total Revenues	$68,734	$145,785
Total Cost of Product Revenues	64,095	126,538

Gross Margin	4,639	19,247
Costs and Expenses:
Research and development	220,626	126,650
Selling, general and administration	959,855	542,352
SFAS 123 stock option expense*	521,655	96,117
Other non-cash consideration*	164,430	69,859
Depreciation and amortization	14,344	12,328

Total Costs and Expenses	1,880,910	847,306

Loss From Operations	(1,876,271)	(828,059)

Other (Expense) Income:
Cash interest (expense) income, net	(132,169)	(148,719)
Non-cash interest (expense) income, net*	(813,872)	(112,462)

Total Other (Expense) Income	(946,041)	(261,181)

Net Loss	$(2,822,312)	$(1,089,240)

*Sum of non-cash compensation and non-cash interest expense	1,499,957	278,438

Net Loss excluding non-cash compensation and non-cash interest	$(1,322,355)	$(810,802)

NOTE 7 – OTHER MATTERS

On May 12, 2006, the Company’s Board of Directors appointed three independent directors to serve as the Company’s Audit Committee. The Audit Committee Chairman will receive $1,000 per month and 37,500 options for his service in 2006.

On July 24, 2006, the Company’s Board of Directors appointed two independent directors to serve as the Company’s Compensation Committee.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its patented Performance Controller line of motor controllers in late 1995. In 2006, the Company rebranded the Performance Controller to the Power Genius. As of June 30, 2006, the Company had total stockholders’ deficit of $147,510 primarily due to recurring losses since the Company’s inception, offset by the (i) Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (ii) Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (iii) conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003.

RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005.

REVENUES

Total revenues for the three months ended June 30, 2006, were approximately $44,000, compared to $95,000 for the three months ended June 30, 2005, a decrease of $51,000 or 54%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to changes in sales personnel and the resulting disruptions to sales efforts. Specifically, sales to a government agency, for the use on elevators and escalators, totaled approximately $50,000 during the three months ended June 30, 2005. No such sales occurred during the three months ended June 30, 2006.

Total revenues for the six months ended June 30, 2006, were approximately $69,000, compared to $146,000 for the six months ended June 30, 2005, a decrease of $77,000 or 53%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment, due to changes in sales personnel and the resulting disruptions to sales efforts.

COST OF PRODUCT REVENUES

Total cost of product revenues, which includes material, direct labor, and allocated costs for the three months ended June 30, 2006, were approximately $36,000, compared to $86,000 for the three months ended June 30, 2005, a decrease of $50,000 or 58%. As a percentage of product revenues, total cost of revenues decreased to approximately 81% of revenue for the three months ended June 30, 2006, compared to approximately 90% of revenue for the three months ended June 30, 2005. The decrease in the costs as a percentage of product revenues was primarily due to the sale of higher margin units in 2006. Also, allocated costs were approximately $3,400 for the three months ended June 30, 2006 compared to approximately $13,000 for the three months ended June 30, 2005.

As a percentage of product revenues allocated costs were 8% for the three months ended June 30, 2006, compared to 14% for the three months ended June 30, 2005. The allocated costs as a percentage of product revenues decreased because the Company utilized a new turn-key manufacturer for production that required less oversight by Company personnel. Material and labor costs as a percentage of product revenues decreased to 73% for the three months ended June 30, 2006, compared to 78% for the three months ended June 30, 2005. This decrease was largely due to the sale of higher margin units in 2006.

Total cost of product revenues, which includes material, direct labor, and allocated costs for the six months ended June 30, 2006 were approximately $64,000 compared to approximately $127,000 for the six months ended June 30, 2005, a decrease of $63,000 or 50%. As a percentage of product revenues, total costs of product revenues increased to approximately 93% of revenue for the six months ended June 30, 2006, compared to approximately 87% of revenue for the six months ended June 30, 2005. The increase in the costs as a percentage of product revenues was primarily due to extra charges to modify existing stock units for sale, as well as increased materials and direct labor costs per unit. Allocated costs were $5,700 for the six months ended June 30, 2006, compared to $22,000 for the six months ended June 30, 2005, a decrease of $16,300 or 74%. As a percentage of product revenue allocated costs were 8% for the six months ended June 30, 2006 compared to 15% for the six months ended June 30, 2005. The allocated costs as a percentage of product revenues decreased because the Company began to use a new turnkey manufacturer for production that required less oversight by the Company’s personnel.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $124,000 for the three months ended June 30, 2006, as compared to approximately $71,000 for the three months ended June 30, 2005, an increase of $53,000 or 75%. This increase is mainly attributable to the Company’s research and development efforts on its digital controller for both its single-phase and three-phase products and payment of higher salaries to personnel, due to significantly reduced salaries in the second quarter of 2005.

Research and development expenses were approximately $221,000 for the six months ended June 30, 2006, as compared to approximately $126,000 for the six months ended June 30, 2005, an increase of $95,000 or 75%. This increase is mainly attributable to the Company’s research and development efforts on its digital controller for both its single-phase and three-phase products and payment of higher salaries to personnel, due to significantly reduced salaries in the first and second quarters of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $757,000 for the three months ended June 30, 2006, as compared to $407,000 for the three months ended June 30, 2005, an increase of $350,000 or 86%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs, to the Company’s adoption of SFAS 123R (see Note 6 to the condensed financial statements), to the increase in the Company’s workforce in connection with the Company’s new sales and marketing plan, to higher salaries paid to personnel due to significantly reduced salaries in the second quarter of 2005, and to increases in the Company’s investor relation expenses and professional fees.

Selling, general and administrative expenses were approximately $1,646,000 for the six months ended June 30, 2006, as compared to $612,000 for the six months ended June 30, 2005, an increase of $1,034,000 or 169%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs, to the Company’s adoption of SFAS 123R (see Note 6 to the condensed financial statements), to the increase in the Company’s workforce in connection with the Company’s new sales and marketing plan, to higher salaries paid to personnel due to significantly reduced salaries in the first and second quarters of 2005, and to increases in the Company’s investor relations expenses and professional fees.

Interest expense was approximately $813,273 for the three months ended June 30, 2006, as compared to $136,436 for the three months ended June 30, 2005, an increase of 676,837 or 496%. The increase in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit, recorded in 2006.

Interest expense was approximately $946,041 for the six months ended June 30, 2006, as compared to $261,181 for the six months ended June 30, 2005, an increase of 684,860 or 262%. The increase in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit, recorded in 2006.

Financial Condition, Liquidity, and Capital Resources: For the Six Months Ended June 30, 2006 and 2005

Since inception, the Company has financed its operations primarily through the sale of its equity and debt securities. As of June 30, 2006, the Company had cash of $122,303.

Cash used for operating activities for the six months ended June 30, 2006 was $1,377,869, which consisted of: a net loss of $2,822,312; less depreciation and amortization of $14,344, loss on the disposal of equipment of $586, amortization of deferred financing costs of $36,624, bad debt expense of $13,414, amortization of debt discount related to the issuance of debt securities and notes payable of $813,872, warrants and options issued in connection with the issuance of debt securities and to employees and consultants of $596,085, and common stock issued in connection with consulting services of $90,000; offset by increases in inventory of $27,325 and deposits of $33,875, and decreases in accounts receivable of $6,025, prepaid expenses and other assets of $21,137, accounts payable and accrued expenses of $78,738, and accrued salaries and payroll taxes of $7,706.

Cash used for operating activities for the six months ended June 30, 2005 was $873,099, which consisted of: a net loss of $993,123; less depreciation and amortization of $12,328, amortization of deferred financing costs of $30,882, bad debt expenses of $4,530, amortization of debt discount related to issuance of debt securities of $112,462, warrants issued in connection with the issuance of debt and to employees and consultants of

$69,859; offset by increases in accounts receivable of $32,827 and prepaid expenses and other current assets of $10,331, and decreases in inventory of $13,542, restricted cash of $95,798, accounts payable and accrued expenses of $142,619, and accrued salaries and payroll taxes of $33,600.

Cash used in investing activities for the first half of fiscal 2006 was $67,169. The amount consisted of the purchase of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2006 was $558,221, which consisted of: proceeds from a line of credit of $600,000, offset by repayments on notes payable of $16,667, and repayments on loans to former officers of $25,112.

Net cash provided by financing activities for the first half of fiscal year 2005 was $582,275, which consisted of: proceeds from the issuance of debt securities and notes payable of $125,000 and $300,000, proceeds from the issuance of equity securities of $255,326, partially offset by repayments of loans to former officers of $37,981 and an increase in deferred financing costs of $60,070.

The Company expects to experience an increase in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Company’s liquidity requirements, management intends to sell additional equity or debt securities or obtain debt financing. The Company believes it can raise additional funds through private placements of equity or debt securities. However, there are no assurances that sufficient capital can be raised.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $3—4 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and development, and operations during the next twelve months. Furthermore, the Company has debt securities maturing in the next twelve months.

Notable changes to expenses are planned to include an increase in the Company’s sales personnel and efforts, and developing more advanced versions of the Company’s technology and products.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the

Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Meeting of Stockholders on February 16, 2006 in Las Vegas, Nevada.

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

Finally, at the 2005 Annual Meeting of Stockholders, the stockholders approved the ratification of the appointment of Sobel & Co., LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2005. There were 16,549,870 votes cast for the ratification, 0 votes cast against the ratification and 0 abstentions.

ITEM 5.	OTHER INFORMATION

On April 18, 2006, the Board of Directors elected Rob Murray as a Director of the Company.

On April 18, 2006, Eric Naroian tendered his resignation as a Director of the Company to the Company’s Board of Directors.

On May 15, 2006, the Company terminated its Chief Technology Officer for cause and cancelled the Chief Technology Officer’s employment agreement with the Company. The Company has not accrued a loss related to this termination and does not foresee any material loss in its ability to manufacture current products or develop new products.

On May 22, 2006, the Board of Directors elected George Boyadjieff and Douglas Dunn as Directors of the Company.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number	Description of Document

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K.

On April 24, 2006, the Company filed a current report on Form 8-K reporting an Item 2, an Item 3, and an Item 5 event. The Item 2 event involved the creation of a direct financial obligation in the form of a bridge note of $1,000,000. The Item 3 event involved an unregistered sale of equity securities in connection with the bridge note. The Item 5 event involved the election of a new Director to the Company’s Board of Directors and the resignation of a Director.

On May 19, 2006, the Company filed a current report on Form 8-K reporting an Item 2 and an Item 3 event. The Item 2 event involved the creation of a direct financial obligation in the form of an expansion of a $1,000,000 bridge note to $1,500,000. The Item 3 event involved an unregistered sale of equity securities in connection with the bridge note expansion.

On May 22, 2006, the Company filed a current report in Form 8-K reporting an Item 5 event. The Item 5 event involved the election of the election of two new Directors to the Company’s Board of Directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Date: August 14, 2006	By:	/s/ Steven Strasser
Chief Executive Officer

Date: August 14, 2006	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)