Form 10QSB
period 2006-09-30
POWER EFFICIENCY CORP
filed 2006-11-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-31805

POWER EFFICIENCY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, # 460 Las Vegas, NV 89169	(702) 697-0377
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

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

The number of shares outstanding of the Company’s common stock, $.001 par value, as of October 31, 2006 was 23,921,460.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

POWER EFFICIENCY CORPORATION

FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POWER EFFICIENCY CORPORATION

CONDENSED BALANCE SHEET

Unaudited

September 30, 2006
ASSETS
CURRENT ASSETS:
Cash	$18,486
Accounts receivable, net	74,733
Inventory, net of reserve	170,960
Prepaid expenses and other current assets	59,530

Total Current Assets	323,709

PROPERTY AND EQUIPMENT, Net	89,217

OTHER ASSETS:
Deposits	33,875
Patents, net	34,059
Goodwill	1,929,963
Deferred financing costs, net	26,657

Total Other Assets	2,024,554

Total Assets	$2,437,480

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$644,042
Customer deposits	5,105
Accrued salaries and payroll taxes	47,969
Notes payable — Pali Capital, net	1,565,588
Note payable — EMTUCK	1,100,000
Note payable — Arens Investment Company, net	17,395

Total Liabilities	3,380,099

STOCKHOLDERS’ DEFICIT:
Series A-1 Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 23,921,460 issued and outstanding	23,921
Additional paid-in capital	20,889,477
Accumulated deficit	(21,856,017)

Total Stockholders’ Deficit	(942,619)

Total Liabilities and Stockholders’ Deficit	$2,437,480

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended Sept 30,		For the nine months ended Sept 30,
	2006	2005	2006	2005
REVENUES	$79,554	$75,952	$148,288	$221,737
COMPONENTS OF COST OF PRODUCT REVENUES:
Material and labor	44,093	56,092	102,466	167,924
Allocated costs	3,669	4,353	9,391	19,059

Total Cost of Product Revenues	47,762	60,445	111,857	186,983

GROSS MARGIN	31,792	15,507	36,431	34,754
COSTS AND EXPENSES:
Research and development	117,356	186,668	337,982	313,318
Selling, general and administration	842,351	461,317	2,488,291	1,073,528
Depreciation and amortization	4,011	5,032	18,355	17,360

Total Costs and Expenses	963,718	653,017	2,844,628	1,404,206

LOSS FROM OPERATIONS	(931,926)	(637,510)	(2,808,197)	(1,369,452)

OTHER (EXPENSE) INCOME
Interest (expense) income - net	(206,488)	(130,217)	(1,152,529)	(391,398)

Total Other (Expense) Income	(206,488)	(130,217)	(1,152,529)	(391,398)

NET LOSS	$(1,138,414)	$(767,727)	$(3,960,726)	$(1,760,850)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(.05)	$(.03)	$(.17)	$(.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,921,098	23,258,497	23,757,833	11,122,128

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended Sept 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,960,726)	$(1,760,850)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	18,355	17,360
Amortization of deferred financing costs	54,935	63,982
Bad debt expense	13,414	4,530
Loss on disposal of fixed assets	586	—
Debt discount related to issuance of debt securities	931,929	181,726
Settlement of litigation	—	93,853
Warrants and options issued in connection with the issuance of debt securities, and to employees and consultants	889,717	27,549
Common Stock issued for consulting services	90,000	—
Changes in assets and liabilities:
Accounts receivable	(18,021)	(65,165)
Inventory	379	25,373
Prepaid expenses and other current assets	(30,830)	(20,916)
Restricted cash for interest escrow	—	165,416
Accounts payable and accrued expenses	53,362	(180,742)
Accrued salaries and payroll taxes	4,681	(62,893)

Net Cash Used for Operating Activities	(1,952,219)	(1,510,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(88,303)	(1,373)

Net Cash Used for Investing Activities	(88,303)	(1,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	(63,457)
Proceeds from line of credit — related party	1,100,000	300,000
Proceeds from issuance of equity securities	—	2,741,378
Proceeds from issuance of debt securities	—	125,000
Payments on line of credit — related party	—	(300,000)
Payments on notes payable	(25,000)	—
Payments to former officers	(25,112)	(56,416)

Net Cash Provided by Financing Activities	1,049,888	2,746,505

(Decrease)Increase in cash	(990,634)	1,234,355
Cash at beginning of period	1,009,120	392,471

Cash at end of period	$18,486	$1,626,826

Accompanying notes are an integral part of the financial statements

NOTE 1–BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2005 on Form 10-KSB, and Post Effective Amendment Number 1 to Form SB-2.

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

NOTE 2–GOING CONCERN

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $1,952,000 from operations for the nine months ended September 30, 2006, and lacks sufficient liquidity to continue its operations.

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

NOTE 3–NOTES PAYABLE – RELATED PARTY

On April 19, 2006, the Company entered into a financing transaction in which it issued a $1,000,000 secured convertible note (the “Note”) to EMTUCK, LLC (“EMTUCK”), in which the managing member is a management company wholly owned and controlled by Steven Strasser, the Company’s CEO. On May 19, 2006, the Note was increased to $1,500,000. The Note bears interest of 10.75% per annum, with interest payments due quarterly, beginning July 19, 2006. The Note’s principal becomes due on January 19, 2007 (the “Maturity Date”). The Company can draw on the Note, in increments of up to $200,000, and interest is calculated on the outstanding principal drawn. The Note is secured by a first lien and security interest in all of the Company’s accounts receivable and inventory now or hereafter acquired, and a second lien and security interest in all other collateral, subordinate to the existing lien and security interest in favor of Pali Capital Corporation as representative of the holders of promissory notes of the Company in the aggregate principal amount of $1,464,806 due November 26, 2006, and $125,000 due February 24, 2007 (the “Pali Notes”). In the event of default (as defined in the Note), EMTUCK may, upon written notice to the Company, elect to declare the entire principal amount of the Note then outstanding, together with accrued and unpaid interest thereon due and payable. Upon receipt of such notice, the Company shall have seven business days to cure the event of default and if uncured on the eighth business day, all principal and accrued interest shall become immediately due and payable.

The members of EMTUCK were issued warrants to purchase up to 2,083,334 shares of the Company’s common stock in conjunction with the initial $1,000,000, with an exercise price of $0.24 per share. 1,458,334 warrants vested immediately, with the remaining 625,000 warrants vesting in equal amounts over nine months beginning on May 20, 2006. The members of EMTUCK were issued an additional 755,210 warrants in conjunction with the $500,000 increase in principal amount of the Note, with an exercise price of $0.32 per share. 546,876 warrants vested immediately, with the remaining 208,334 warrants vesting in equal amounts over eight months beginning June 19, 2006. This transaction resulted in a financing charge of approximately $721,000 for the nine months ended September 30, 2006. Additionally, a financing charge of approximately $17,000 per month will be recorded through January 2007 related to the remaining warrants. The warrants have a cashless exercise provision and have a 5 year term. If, after the date of issuance of the warrants, the Company files a registration statement under the Securities Act of 1933, or amends an existing registration statement, in either case, the Company will use its best efforts to include the shares issuable on exercise of the warrants in such registration statement or amended registration statement.

As of October 31, 2006, the Company has drawn $1,300,000 on the Note.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Leases:

On February 24, 2006, the Company moved to a new office space in Las Vegas, Nevada. The lease was originally between 3960 HHP LLC and a management company owned by Steven Strasser, the CEO of the Company, and was signed in June 2005. The lease has since been assigned to the Company, with the same terms and conditions, effective February 24, 2006. The lease includes a payment of $11,292 per month, which includes all cleaning and utilities, except phone and internet service. The term of the lease is five years.

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

NOTE 5 – EMPLOYMENT AND CONSULTING AGREEMENTS

On January 2, 2006, the Company entered into a consulting agreement with an investor relations firm. As part of the compensation, the Company granted 300,000 shares of the Company’s common stock having a total value of $90,000, which such cost is expensed in selling, general and administrative expenses. This consulting agreement expired on July 2, 2006 and was not renewed.

On January 6, 2006, the Company entered into a marketing agreement with an investment bank. In connection with this agreement, the Company issued a five year warrant to purchase up to 300,000 shares of Common Stock, with an exercise price of $0.25 per share. The total value of the 300,000 warrants issued to the investment bank approximates $74,430 and is expensed in selling, general and administrative expenses. The Company terminated this agreement on June 23, 2006, however, the warrants remain exercisable for five years from the date of issuance.

On February 21, 2006, the Company renewed a consulting agreement for 12 months. The Company paid the investment advisor $4,000 per month, plus expenses approved by the Company and issued the investment advisor 300,000 options with an exercise price of $0.26 per share. The 300,000 options issued to the investment advisor approximates $42,408 and is expensed in selling, general and administrative expenses. As of June 30, 2006, the Company cancelled this agreement, however, the options remain exercisable for ten years from the date of issuance.

On May 15, 2006, the Company terminated Nicholas Anderson, its Chief Technology Officer, for cause and cancelled his employment agreement with the Company. The Company has not accrued a loss related to this termination and does not foresee any material loss in its ability to manufacture current products or develop new products.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $815,000 in additional compensation expense during the first, second and third quarters of 2006. Such amount is included in selling, general and administrative expense on the statement of operations. The impact of applying SFAS No. 123R on a pro forma basis, as shown below, approximated $416,000 in additional compensation expense for the nine months ended September 30, 2005

The following table represents the Company’s Condensed Statement of Operations for the nine months ended September 30, 2006 and September 30, 2005 on a pro forma basis, with non-cash compensation and non-cash interest expense stated separately:

	For the nine months ended September 30 (unaudited),
	2006	2005
Total Revenues	$148,288	$221,737
Total Cost of Product Revenues	111,857	186,983

Gross Margin	36,431	34,754
Costs and Expenses:
Research and development	337,982	313,318
Selling, general and administration	1,508,574	1,073,528
SFAS 123 stock option expense*	815,287	416,381
Other non-cash consideration*	164,430	27,549
Depreciation and amortization	18,355	17,360

Total Costs and Expenses	2,844,628	1,848,136

Loss From Operations	(2,808,197)	(1,813,382)

Other (Expense) Income:
Cash interest (expense) income, net	(220,600)	(209,672)
Non-cash interest (expense) income, net*	(931,929)	(181,726)

Total Other (Expense) Income	(1,152,529)	(391,398)

Net Loss	$(3,960,726)	$(2,204,779)

*Sum of non-cash compensation and non-cash interest expense	1,921,752	625,656

Net Loss excluding non-cash compensation and non-cash interest	$(2,038,974)	$(1,579,123)

NOTE 7 – OTHER MATTERS

On September 22, 2006, the Company’s Compensation Committee informed the Board of Directors that the final revisions to the Company’s 2000 Stock Option and Restricted Stock Plan (the “Plan”), and form of Stock Option Agreements (the “Option Agreements”) had been completed. The Company’s management requested that legal counsel review the Plan and Option Agreements to insure the alignment of the Option Agreements to the Plan.

On October 26, 2006, the Company received consent from holders of the Pali Notes to extend the maturity date of the Pali Notes from October 26, 2006 to November 26, 2006. The holders of the Pali Notes also consented that all present and future accrued and unpaid interest on the Pali Notes shall not be due and payable until November 26, 2006. The exercise price of the 1,690,168 warrants issued to the holders of the Pali Notes in connection with the note financing was lowered from $0.65 per share to $0.50 per share. A finance charge of approximately $10,000 will be recorded in the 4th quarter as a result.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its patented Performance Controller line of motor controllers in late 1995. In 2006, the Company rebranded the Performance Controller to the Power Genius. As of September 30, 2006, the Company had total stockholders’ deficit of $942,619 primarily due to recurring losses since the Company’s inception, offset by the (i) Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (ii) Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures, LLC in June of 2002 and (iii) conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.

RESULTS OF OPERATIONS: FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

REVENUES

Total revenues for the three months ended September 30, 2006 were approximately $79,000, compared to $76,000 for the three months ended September 30, 2005, an increase of $3,000, or 4%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment in the third quarter, even though sales for the nine months ended September 30, 2006 decreased as a whole, as noted below. Sales to the hospitality and gaming market, a new market segment for the Company, totaled approximately $15,000 during the three months ended September 30, 2006.

Total revenues for the nine months ended September 30, 2006 were approximately $148,000, compared to $222,000 for the nine months ended September 30, 2005, a decrease of $74,000 or 33%. This decrease is mainly attributable to changes in sales personnel and the resulting disruptions to sales efforts in the first several months of 2006. Sales to a government agency, for the use on elevators and escalators, totaled approximately $50,000 during the nine months ended September 30, 2005. No such sales occurred during the nine months ended September 30, 2006.

COST OF PRODUCT REVENUES

Total cost of product revenues, which includes material and direct labor, and allocated costs for the three months ended September 30, 2006 were approximately $48,000 compared to $60,500 for the three months ended September 30, 2005, a decrease of $12,500, or 21%. As a percentage of product revenues, total cost of revenues decreased to approximately 60% for the three months ended September 30, 2006, compared to approximately 80% for the three months ended September 30, 2005. The decrease in the costs as a percentage of product revenues was primarily due to raising some unit prices and the sale of higher margin units in 2006. Also, allocated costs were approximately $3,700 for the three months ended September 30, 2006 compared to $4,400 for the three months ended September 30, 2005, a decrease of $700, or 16%. As a percentage of product revenues allocated costs were 5% for the three months ended September 30, 2006 compared to 6% for the three months ended September 30, 2005. The allocated costs as a percentage of product revenues decreased because the Company utilized a new turn-key manufacturer for production that required less oversight by Company personnel. Material and labor costs as a percentage of product revenues decreased to 55% for the three months ended September 30, 2006 compared to 74% for the three months ended September 30, 2005. This decrease was largely due to raising some unit prices and the sale of higher margin units in 2006.

Total cost of product revenues, which includes material and direct labor, and allocated costs for the nine months ended September 30, 2006 were approximately $112,000 compared to approximately $187,000 for the nine months ended September 30, 2005, a decrease of $75,000, or 40%. As a percentage of product revenues, total costs of product revenues decreased to approximately 75% for the nine months ended September 30, 2006 compared to approximately 84% for the nine months ended September 30, 2005. The decrease in the costs as a percentage of product revenues was primarily due to rasing some unit prices mid-year in 2006 and the sale of higher margin units in 2006. Also, allocated costs were approximately $9,400 for the nine months ended September 30, 2006 compared to approximately $19,000 for the nine months ended September 30, 2005, a decrease of $9,600 or 51%. As a percentage of product revenue allocated costs were 6% for the nine months ended September 30, 2006 compared to 9% for the nine months ended September 30, 2005. The allocated costs as a percentage of product revenues decreased because the Company utilized a new turn-key manufacturer for production that required less oversight by Company personnel.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $117,000 for the three months ended September 30, 2006, as compared to approximately $187,000 for the three months ended September 30, 2005, a decrease of $70,000 or 37%. This decrease is mainly attributable to fewer research and development employees resulting in lower salaries paid for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, partially offset by costs related to the Company’s research and development efforts on its digital controller for both its single-phase and three-phase products.

Research and development expenses were approximately $338,000 for the nine months ended September 30, 2006, as compared to approximately $313,000 for the nine months ended September 30, 2005, an increase of $25,000 or 8%. This increase is mainly attributable to the Company’s research and development efforts on its digital controller for both its single-phase and three-phase products and payment of higher salaries to personnel, due to significantly reduced salaries in the first six months of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $842,000 for the three months ended September 30, 2006, as compared to $461,000 for the three months ended September 30, 2005, an increase of $381,000 or 83%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs, comprised of: the Company’s adoption of SFAS 123R (see Note 6 to the condensed financial statements) and the increase in the Company’s workforce in connection with the Company’s new sales and marketing plan, as well as increases in the Company’s professional fees.

Selling, general and administrative expenses were approximately $2,488,000 for the nine months ended September 30, 2006, as compared to $1,074,000 for the nine months ended September 30, 2005 an increase of $1,414,000 or 132%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs, comprised of: the Company’s adoption of SFAS 123R (see Note 6 to the condensed financial statements), the increase in the Company’s workforce in connection with the Company’s new sales and marketing plan, and higher salaries paid to personnel due to significantly reduced salaries in the first and second quarters of 2005, as well as increases in the Company’s investor relations expenses and professional fees.

Interest expense was approximately $206,000 for the three months ended September 30, 2006, as compared to $130,000 for the three months ended September 30, 2005, an increase of $76,000 or 58%. The increase in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit. Total non-cash interest expense for the three months ended September 30, 2006 was approximately $121,000.

Interest expense was approximately $1,153,000 for the nine months ended September 30, 2006, as compared to $391,000 for the nine months ended September 30, 2005, an increase of $762,000 or 195%. The increase in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit, recorded earlier in 2006. Total non-cash interest expense for the nine months ended September 30, 2006 was approximately $932,000.

Financial Condition, Liquidity, and Capital Resources: For the Nine Months Ended September 30, 2006

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of September 30, 2006, the Company had cash of $18,486. In October 2006, the Company drew an additional $200,000 from its line of credit.

Cash used for operating activities for the nine months ended September 30, 2006 was $1,952,219 which consisted of: a net loss of $3,960,726, less depreciation and amortization of $18,355, amortization of deferred financing costs of $54,935, bad debt expenses of $13,414, loss on disposal of fixed assets of $586, amortization of debt discount related to issuance of debt securities of $931,929, warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $889,717, and common stock issued for consulting services of $90,000; offset by increases in accounts receivable of $18,021, prepaid expenses and other current assets of $30,830, accounts payable and accrued expenses of $53,362, accrued salaries and payroll taxes of $4,681 and a decrease in inventory of $379.

Cash used for operating activities for the nine months ended September 30, 2005 was $1,510,777 which consisted of: a net loss of $1,760,850, less depreciation and amortization of $17,360, amortization of deferred financing costs of $63,982, bad debt expenses of $4,530, amortization of debt discount related to issuance of debt securities of $181,726, the settlement of a litigation for $93,853, warrants issued in connection with the issuance of debt, employment agreements, and consulting fees of $27,549; offset by increases in accounts receivable of $65,165, and prepaid expenses and other current assets of $20,916 and decreases in inventory of $25,373, restricted cash of $165,416, accounts payable and accrued expenses of $180,742 and accrued salaries and payroll taxes of $62,893.

Cash used in investing activities for the nine months ended September 30, 2006 was $88,303, compared with $1,373 in the nine months ended September 30, 2005. The amounts for both years consisted of the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $1,049,888 which consisted of proceeds from a line of credit from a related party of $1,100,000, partially offset by repayments of notes payable of $25,000 and loans to former officers of $25,112.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $2,746,505, which consisted of proceeds from the issuance of debt securities and notes payable of $125,000 and $300,000, respectively; proceeds from the issuance of equity securities of $2,741,378, partially offset by repayments of loans to former officers of $56,416 and the conversion of a note payable to equity of $300,000, and an increase in deferred financing costs of $63,457.

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

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $2.5 - 3 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and development, and operations during the next twelve months. Furthermore, the Company has debt securities maturing in the next twelve months.

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

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Document

10.1	Form of Consent Letter, incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on October 27, 2006.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(b) Reports on Form 8-K.

On November 1, 2006, the Company filed a current report of Form 8-K reporting an Item 1 and an Item 3 event. The Item 1 event involved the extention of the maturity date of Company’s senior secured notes, the deferring of the payment of accrued interest associated with the senior secured notes, and the Itme 3 event involved lowering the exercise price of common stock warrants issued in connection with the senior secured notes.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Date: November 14, 2006	By:	/s/ Steven Strasser
Chief Executive Officer

Date: November 14, 2006	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)