Form 10KSB
period 2006-12-31
POWER EFFICIENCY CORP
filed 2007-04-02
CIK 1024075

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $.001 Par Value

(Title of Class)

Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the year ended December 31, 2006 were $188,811.

As of March 31, 2007, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $7,503,010. This amount is based on the closing price of $0.255 per share for the Company’s common stock as of such date.

On March 31, 2007 there were 38,516,676 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this report, references to “we”, “us” or “our” collectively refer to Power Efficiency Corporation.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, but not limited to, statements relating to the Company’s business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Company’s management, and estimates and projections about the Company’s industry. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “is likely,” “predicts,” “projects,” “judgment,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements.

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Company’s products; the Company’s ability to expand and/or modify its products on an ongoing basis; general demand for the Company’s products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Company’s negative net tangible book value; the Company’s negative cash flow from operations; delays or errors in the Company’s ability to meet customer demand and deliver products on a timely basis; the Company’s lack of working capital; the Company’s need to upgrade its facilities; changes in laws and regulations affecting the Company and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. See “Management’s Discussion and Analysis or Plan of Operation.” Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

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

(a) Business Development

Formation

Power Efficiency Corporation (the “Company”) was incorporated in Delaware on October 19, 1994. From inception through 1997, the Company was a development stage entity that was engaged in the design, development, marketing and sale of proprietary solid state electrical components designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world.

(b) Business of the Company

The Company’s Principal Products

In 1995, the Company commenced the sale of the Power Commander®, more recently branded as the Power Genius, its principal and proprietary product that reduces energy consumption in alternating current induction motors in certain applications. The technology and circuitry included in the Company’s Power Genius is the subject of a United States Patent granted in 1998. The Company offers the Power Genius principally as a three phase product, which is used in industrial and commercial applications. The Company also has a single phase version of the product, based on analog technology, which is intended for consumer applications such as home appliances and the like, but this is not a commercialized product. The Company is currently developing software and microprocessor based versions of the three phase and single phase products.

The Company’s product is designed to soft start a motor, save energy, and protect and conserve the motor.

The Company’s marketing efforts have been initially focused on the Three-Phase version. The Power Genius reduces energy consumption on electrical equipment by electronically sensing and controlling the amount of energy the motor consumes. A motor with a Power Genius installed only uses the energy it needs to perform its work task, thereby increasing its efficiency. The result is a reduction of energy consumption of up to 15% to 35% in certain applications which do not always run at peak load levels.

The Company’s management believes that the Power Genius line offers certain advantages over competing products for the following reasons:

•

The Power Genius extends motor life, minimizes maintenance, results in cooler running, reduces stress and strain on the motor, and reduces stress and strain on accompanying electrical and mechanical systems.

•

The Power Genius is the result of field and laboratory engineering refinements undertaken since 1994. These refinements enable the Power Genius to offer a control system which measures and monitors key motor operating conditions and adapts motor operating parameters during rapid changes in motor load, all without excessive vibration, synchronization problems or other material adverse effects to the motor or surrounding electrical and mechanical systems.

•

Paragon Consulting Services, a contractor for Nevada Power Company, performed field tests on the Power Genius installed on two escalators and one elevator in a major Las Vegas casino. The tests resulted in energy savings of approximately 35% on the escalators and 21% on the elevator.

•

Medsker Electric, Inc., an independent electric motor repair and test laboratory, performed a series of inrush current and energy savings tests on the Power Genius, then known as the Performance Controller. The tests compared the Company’s product to the products of three competitors. In its conclusions, Medsker stated that the Company’s product “exhibited twice the energy savings of the next nearest competitor.” In addition, Medsker concluded that the product “exhibited the best soft-start performance, reducing the motor inrush current by 71%.” Finally, Medsker concluded that the product “was the simplest to install and test, and was the best performer in terms of energy savings and inrush current reduction.”

•	In addition to the tests performed by independent laboratories, the Power Genius has been tested by numerous end users, original equipment manufacturers (“OEMs”), and other utilities.

Three-Phase Power Genius

The initial market for the Three-Phase Power Genius is the elevator and escalator industry, although the Company is actively marketing this product to other industries such as recycling, mining, plastics, manufacturing and distribution. Industries that operate other equipment such as conveyor systems, machine tools, mining equipment, metal stamping presses, granulators, grinders, crushing machines and shredders, are believed to be viable target markets for the Three-Phase Power Genius and the Company is seeking to target markets with applications and market access, using direct sales, independent sales representatives and OEMs to address these markets.

Single-Phase Product

Like the Company’s Three-Phase product described above, the Company’s Single-Phase product reduces energy consumption in electric motors by sensing and controlling the amount of energy the motor consumes. Many motors commonly used in home appliances and other consumer goods are single-phase motors. Since the single-phase product is usable in a broad variety of contexts and can be installed with little effort and expense, the Company believes it is a product most suitable for installation at the OEM level.

Product Development

The Company’s development efforts include primarily the transformation of the three phase and single phase products into a “digitized” form so that the Company’s key technology becomes an algorithm on a microchip. Currently, the Company’s products are based on analog technology, and the Company anticipates that digitizing the products will have several distinct advantages, including:

•

Increased ease of installation and reduced technical support requirements. Instead of approximated and manual adjustments during installation, which can require technical support from the Company, the digitized unit will allow more simplified and precise adjustments by customers and third party installers.

•	Reduced product size, which is important for many installations.

•	Input-output communications capabilities, so the device can communicate with external control systems.

•

Increased functionality. With a microchip and software driving the Company’s products, the Company expects to be able to ultimately add new functionality to the products. These new functions may include such things as:

•	Recording and reporting of actual energy savings;

•	Prediction of maintenance problems by reading and reporting on changes in the motor’s operating characteristics; and

•	More secure intellectual property protection through the use of secured chips and software.

Marketing and Sales

The Company’s marketing efforts for the Power Genius have historically been concentrated in the elevator and escalator industry, primarily to OEMs of elevator and escalator equipment. End users of the Company’s products include retail chains, hotels, airports, the recycling, mining and manufacturing industries and federal government facilities.

As the Company’s operations are scaled up and revenues from the sale of the Power Genius grow, the Company intends to simultaneously (i) market the Power Genius through sales reps to owners and operators of escalator and elevator equipment, such as gaming companies, airports, and transit facilities, as well as (ii) market the Power Genius through OEMs of equipment using motor starters, and target select industrial markets, such as mining, recycling, distribution or food processing, that have many applications for the Company’s products, and (iii) private label and license the Company’s products to OEMs of motor controllers.

Manufacturing and Distribution

The Company has an arrangement with one manufacturer in the electronics industry, Cole Industries, Inc (“Cole”). Cole produces units for the Company on an as-needed basis. Under the arrangement, the Company issues a purchase order outlining, among other things, the number of units to be manufactured and the desired delivery date. Cole sources all components, except for circuit boards, for the units from their own suppliers or those specified by the Company. Once Cole completes the units the Company orders, they ship them directly to the Company’s customer. Cole is under no obligation to accept the order and the Company is under no obligation to use Cole for its manufacturing needs. Management believes the arrangement between the Company and Cole has been mutually beneficial to both parties. Management also believes Cole has the ability to meet the Company’s production needs and the Company would be successful in finding alternative manufacturers should Cole not be available to manufacture our product.

The Company directly sources its own circuit boards from a contract circuit board manufacturer. Over the past year, the Company has primarily sourced circuit boards from RMF Design and Manufacturing (“RMF”), based outside of Toronto, Canada. The Company believes RMF has the ability to meet the Company’s production needs and the Company would be successful in finding alternative manufacturers should RMF not be available to manufacture our product.

Product cost-reduction and quality improvement efforts are, and will remain, an objective of the Company. One key element of these efforts includes an aggressive engineering effort to move to the use of microchips and algorithms to replace expensive analog circuit boards, as well as the overall reengineering of the product to reduce the size and cost of the units. A second element of this manufacturing and engineering effort is to reduce inventory levels by simplifying the product offering with the ultimate goal of holding little or no inventory. A third element of the program has been to outsource manufacturing, so that fewer resources are spent managing manufacturing and inventory.

Competition

Power Efficiency believes the principal competitive factors in the Company’s markets include innovative product development, return on investment from energy savings, product quality, product performance, utility rebate acceptance, established customer relationships, name recognition, distribution and price.

Soft starts and other motor control equipment are made by a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Company currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Company to commence and expand its operations or operate in a profitable manner.

Three-Phase Competition. Although the Company has not completed any formal market study, the Company believes its Three-Phase Power Genius has the following competitive advantages:

•

It combines soft start features with energy savings features in a single integrated unit that is CSA and CE certified and achieves energy savings levels of up to 15% to 35% in independent, third party testing;

•	Its circuitry is proprietary and protected by a patent. The Company has also filed one provisional patent;

•	It has been tested extensively by utilities with documented energy savings;

•	It is accepted by OEMs in the escalator and granulator industries.

Single-Phase Competition. There have been several companies that have, with different technologies, attempted to exploit this market due to the enormous opportunity in single-phase motor applications. These products include among others, “Green Plug” (voltage clamping), “Power Planner” (digital microchip) and “Econelectric” (power factor control).

High Efficiency Motors. Insofar as high efficiency motor replacement is concerned, management believes that the energy savings gain attributable to high efficiency motors is materially lower than that of the Power Genius on underloaded motor applications, which is the prime target for the Company’s products. Furthermore, the Company’s products are able to save energy on underloaded high efficiency motors, so that such motors and the Company’s technology are not mutually exclusive.

Source of Supply and Availability of Raw Materials

The Power Genius motor controller has been designed to use standard, off-the-shelf, easily acquired components, except for the custom made circuit boards. Such off-the-shelf components are basic items readily available worldwide at competitive prices. They come in standard and miniature versions and offer the Company latitude in product design. Although the Company believes most of the key components required for the production of its products are currently available in sufficient production quantities from multiple sources, there can be no assurance they will remain so readily available or at comparable prices.

Customers

The Company currently does business with approximately 20 customers. Of this number, four, including KONE, Inc., Caesar’s Palace, Rinker Materials, and Rapid Granulator, presently account for approximately 75% of the Company’s gross revenues. These customers and their respective gross revenue percentages are KONE, Ine. – 53%; Rapid Granulator – 13%; Caesar’s Palace – 5%; and Rinker Materials – 4%. In light of the Company’s intentions to focus its business on a limited number of markets, the Company is, and may continue to be, dependent upon a limited number of customers. Accordingly, the loss of one or more of these customers may have a material adverse effect upon the Company’s business.

Patents and Proprietary Rights

The Company currently relies on a combination of trade secrets, non-disclosure agreements and patent protection to establish and protect its proprietary rights in its products. There can be no assurance these mechanisms will provide the Company with any competitive advantages. Furthermore, there can be no assurance others will not independently develop similar technologies, or duplicate or “reverse engineer” the proprietary aspects of the Company’s technology.

The Company has one U.S. patent issued with respect to its products. The “Balanced and Synchronized Phase Detector for an AC Induction Motor Controller,” No. 5,821,726, was issued on October 13, 1998 and expires in 2017. This patent covers improvements to the technology under the NASA License Agreement (described below), which were developed by the Company. Management believes this patent protects the Company’s intellectual property position beyond the expiration of the NASA License Agreement because:

•	the circuitry covered by the Company’s patent more effectively reduces the motor vibration; and

•

the circuitry eliminates most of the balance and synchronization problems that are created by other energy saving motor controllers, including those that would eventually use the licensed NASA technology upon the expiration of the underlying NASA patents.

The Company has filed three provisional patents on new inventions associated with the development of its digital products. The Company has additional proprietary technology being assessed for patent filing and the Company expects to make additional filings in the future.

NASA License Agreement

The Company had been the exclusive United States licensee of certain power factor controller technology owned by the United States of America, as represented by NASA. This license agreement covered the United States and its territories and possessions and did not require the Company to pay royalties to NASA in connection with the Company’s sale of products employing technology utilizing the licensed patents. The Company’s rights under the license agreement were non-transferable and were not to be sublicensed without NASA’s consent. The license agreement terminated on December 16, 2002 upon expiration of all of the licensed patents.

The Company believes its products and other proprietary rights do not infringe any proprietary rights possessed by third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future, the defense costs of which could be substantial.

The Company has obtained U.S. Trademark registration of the Power Commander® mark.

Government Regulation

The Company is not required to be certified by any government agencies. However, most of the Company’s products are manufactured to comply with specific Underwriters’ Laboratory codes that meet national safety standards. Presently, the Company’s products comply with UL 508 Industrial Control Equipment and the Company has also received certification meeting CSA (Canadian Standards Association) B44.1-96/ASME-17.5-1996 Elevator and Escalator Electrical Equipment for many of the Company’s products. Many of the Company’s products are also CE marked. The CE certificate number is C1282PEC1.TLS.doc. The Department of Commerce does not require the Company’s technology to be certified for export. The Company’s industrial code is 421610 and the SIC code is 5063.

Deregulation of Electrical Energy

Sales of the Company’s product are not dependent on continued deregulation of the electrical energy market as the Company’s product can be sold in regulated and deregulated markets.

Research and Development

The Company intends to continue its research and development effort to introduce new products based on its energy saving technology. Towards this end, the Company spent $567,591 and $418,016 in fiscal years 2006 and 2005, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Company’s foreseeable research and development activities will be on completing and then improving the digital versions of the three phase and single phase products.

Effect of Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

At the date of this document, the Company employs eight people on a full time basis. Of this number, one is engaged in accounting and finance, three in operations management, three in sales and marketing, and one in research and development, engineering and manufacturing. At such time as business conditions dictate, the Company may hire additional personnel for, among other things, increased marketing and sales. The Company has no collective bargaining agreements and considers its relationship with its employees to be good. The Company utilizes consultants in the areas of marketing, product and technology development and finance on a regular basis.

(c) Reports to Security Holders

The Company is a small business issuer, and as such files Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K on a regular basis with the SEC.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Unless The Company Achieves Profitability and Related Positive Cash Flow, It May Not Be Able To Continue Operations, And Its Auditors Have Questioned Its Ability To Continue As A “Going Concern”.

The Company has suffered recurring losses from operations, experienced approximately a $2,760,000 deficiency of cash from operations for the year ended December 31, 2006 and lacks sufficient liquidity to continue our operations without external financing. For the years ended December 31, 2006 and December 31, 2005, we had net losses of $5,020,775 and $2,570,563, respectively. In our Auditor’s Report dated March 31, 2007 on our December 31, 2006 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

The Company’s continuation as a “going concern” is dependent upon achieving profitable operations and related positive cash flow and satisfying our immediate cash needs by external financing until we are profitable. Our plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. We are seeking to raise additional capital through equity issuance, debt financing and other types of financing, but we cannot guarantee that sufficient capital will be raised. In that regard, we have granted the holders of our senior secured notes in the aggregate principal amount of $2,000,000 a first priority security interest in substantially all our assets, which may hinder our ability to raise additional funds.

The Company Has A Limited Operating History, Has Experienced Recurring Losses And Has Limited Revenue.

To date, and due principally to a lack of working capital, our operations have been limited in scale. Although we have an arrangement with an outsourced production facility to manufacture our products, have established relationships with suppliers, and have received contracts for our products, we may experience difficulties in production scale-up, product distribution, and obtaining and maintaining working capital until such time as our operations have been scaled-up to normal commercial levels. We have not had a profitable quarter in the past three years and we cannot guarantee we will ever operate profitably. In addition, we have limited revenue. For the year ended December 31, 2006, our total revenues were $188,811, and for the year ended December 31, 2005, our total revenues were $276,405.

The Company’s Present Cash Flow Is Not Adequate To Pay Accrued Liabilities.

The Company had accrued payables, salaries and expenses totaling approximately $585,000 as of December 31, 2006. Approximately $210,000 of these accrued liabilities represents disputed claims, which we expect to partially pay, settle for equity, or dispute entirely. The remainder of the accrued payables, salaries and expenses are primarily current trade payables and accruals. However, these figures are only estimates and because we may not be able to negotiate successfully with creditors, creditor claims may cause a restriction in the amount of funds available for our operations.

The Company’s Principal Obligations On Notes Payable Total $2,011,111 and This Indebtedness Is Subject To Acceleration.

In addition to the accrued payables, salaries and expenses described immediately above, as of December 31, 2006, the Company had $2,011,111 in aggregate principal amount of notes payable outstanding. The specific components of this indebtedness are as follows:

The Company owes $2,000,000 in senior secured notes, before discount. They mature in November 2008, bear interest at 15%, and are secured by a first lien on substantially all our assets. Interest payments are due and payable quarterly. The entire balance of these notes will become due and payable if we cannot pay any past due amount within 7 days of a written notice that payment is in default. As of the date of this report, we do not have any past due payments on these senior secured notes.

The Company owes its former landlord in Livonia, Michigan $11,111, before discount, in settlement of our lease dispute litigation. As of the date of this report, we do not have any past due payments on this settlement.

The Company Does Not Have A Bank Line Of Credit And Substantially All Of Its Assets Are Pledged.

At the present time, the Company does not have a bank line of credit, which further restricts its financial flexibility and it is unlikely the Company will be able to obtain a line of credit in the foreseeable future. As noted above, substantially all the Company’s assets are subject to existing liens.

The Company Will Require Additional Funds To Meet Its Cash Operating Expenses And Achieve Its Current Business Strategy.

The Company continues to have limited working capital and will be dependent upon additional financing to meet capital needs and repay outstanding debt. We cannot guarantee additional financing will be available on acceptable terms, if at all. We also need additional financing to raise the capital required to fully implement our business plan. Our current fixed operating expense level is approximately $250,000 to $300,000 per month, not considering non-cash expenses and payments to certain creditors, including accrued salaries and expenses, and may increase in the near future. We will need to issue additional debt or equity to raise required funds, and as a result existing equity owners would be diluted.

When our operations require additional financing, if we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations, any of which could cause you to lose all or part of your investment in us.

The Company’s Management Group Owns Or Controls A Significant Number Of The Outstanding Shares Of Our Common Stock And Will Continue To Have Significant Ownership Of Our Voting Securities For The Foreseeable Future.

As of the date of this report, management controls approximately twenty-three percent (23%) of our issued and outstanding Common Stock and voting equivalents. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

•	delay or prevent a change in the control;

•	impede a merger, consolidation, takeover, or other transaction involving the Company; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Additionally, Summit Energy Ventures, LLC (“Summit”) owns nineteen percent (19%) of our common stock and voting equivalents, which is included in the above number. Summit is controlled by Steven Strasser, our Chairman and CEO, and he has the right to vote all shares owned by Summit. The remaining equity in Summit is owned by BJ Lackland, our CFO. These relationships are discussed in more detail under “Certain Relationships And Related Party Transactions” herein.

The Company’s License From NASA Has Expired.

The basic technology upon which our products are based is derived from a patent license agreement by and between us and NASA, which expired on December 16, 2002. The license expired upon expiration of NASA’s underlying patents, at which time anyone, including us, became free to use the underlying NASA technology. However, we have also made certain improvements to the basic technology covered by the NASA license and we have obtained a patent on this improved technology that runs through 2017. Management believes this improved technology places us in a competitively superior position. However, we cannot guarantee that others will not seek to improve the basic technology in a similar or different manner which may result in a superior product.

The Company’s Business Depends Upon The Maintenance Of Our Proprietary Technology, And We Rely, In Part, On Contractual Provisions To Protect Our Trade Secrets And Proprietary Knowledge.

The Company depends upon its proprietary technology, relying principally upon trade secret and patent law to protect this technology. The Company also regularly enters into confidentiality agreements with key employees, customers, potential customers, and vendors and limits access to and distribution of trade secrets and other proprietary information. However, these measures may not be adequate to prevent misappropriation of our technology. Additionally, our competitors may independently develop technologies substantially equivalent or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. We also are subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others.

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

The Company Is Potentially Dependent On Third-Party Suppliers.

Although we believe most of the key components required for the production of our products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, as applicable, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income can be expected to be adversely affected. Additionally, we are solely dependent on Cole as our exclusive manufacturer. While we believe we would be successful in finding alternative manufacturers should this manufacturer not be available to manufacture our product, it could take substantial time and effort to locate such alternatives and, depending on the timing of the loss of Cole, could result in disruption in delivery schedules and harm to our clients and our reputation and future prospects.

The Company Is Developing And Commercializing New Energy Saving Technologies And Products Which Will Involve Uncertainty And Risks Related To Product Development And Market Acceptance.

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

The Company Has Expanded Its Marketing Strategy.

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

The Company Currently Depends On A Small Number Of Customers And Expect To Continue To Do So.

The Company currently does business with approximately 20 customers. Of this number, four customers accounted for approximately 75% of our gross revenues in 2006. We are, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect on our business.

Most Of The Company’s Current And Potential Competitors Have Greater Name Recognition, Financial, Technical And Marketing Resources, And More Extensive Customer Bases And Industry Relationships Than We Do, All Of Which Could Be Leveraged To Gain Market Share To Our Detriment, Particularly In An Environment Of Rapid Technological Change.

Although we believe we have limited competition for our specific technology, we compete against a number of companies for dollars in the electric motor energy savings market, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than we currently have or may reasonably expect to have in the foreseeable future. This competition may have an adverse effect on our ability to expand our operations or operate profitably. The motor control industry is also highly competitive and characterized by rapid technological change. Our future performance will depend in large part upon our ability to become and remain competitive and to develop, manufacture and market acceptable products in these markets. Competitive pressures may necessitate price reductions, which can adversely affect revenues and profits. If we are not competitive in our ongoing research and development efforts, our products may become obsolete, or be priced above competitive levels. However, management believes, based upon their performance and price, our products are attractive to customers. We cannot guarantee that competitors will not introduce comparable or technologically superior products, which are priced more favorably than our products.

Changes In Retail Energy Prices Could Affect The Company’s Business.

We have found that a customer’s decision to purchase the Power Genius (or similar product) is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for our products, the future retail price of electrical energy may not remain at such levels, and price fluctuations reducing energy expense could adversely affect product demand.

Loss Of Key Personnel Could Have Significant Adverse Consequences.

We currently depend on the services of Steve Strasser, and BJ Lackland, Chief Executive Officer, and Chief Financial Officer, respectively. The loss of the services of either of these persons could have an adverse effect on our business. As discussed under “Management”, we have entered into long-term employment contracts with Messrs. Strasser and Lackland, but such contracts do not guarantee they will remain with us.

The Company Does Not Have “Key Man” Life Insurance.

The Company presently does not have any key man life insurance policies. As soon as practicable following the commencement of profitable operations (which may never occur), we intend to purchase key man life insurance on the life of our principal executive officer, Steven Strasser. Upon purchase of such insurance, we intend to pay the premiums and be the sole beneficiary. The lack of such insurance may have a material adverse effect upon our business.

Delaware Law Limits The Liability Of Our Directors.

Pursuant to our Certificate of Incorporation, the Company’s directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

The Company Has Elected Not To Adopt Various Voluntary Corporate Governance Measures, And As A Result Stockholders May Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters.

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

Potential Product Liability Claims May Not Be Fully Covered By Insurance.

The Company may be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on us. Presently, we have general liability coverage that includes product liability up to $2,000,000. Any large product liability suits occurring early in our growth may significantly and adversely affect our ability to expand the market for our products.

RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE

Trading In Our Common Stock Over The Last 12 Months Has Been Limited, So Investors May Not Be Able To Sell As Many Of Their Shares As They Want At Prevailing Prices.

Shares of our common stock are traded on the OTC Bulletin Board. Approximately 58,000 shares were traded on an average daily trading basis for the 12 months ended December 31, 2006. If limited trading in our common stock continues, it may be difficult for shareholders, to sell their shares. Also, the sale of a large block of our common stock could depress the market price to a greater degree than a company that typically has a higher volume of trading of its securities.

The Limited Public Trading Market May Cause Volatility In The Company’s Stock Price.

The Company’s common stock is currently traded on a limited basis on the OTC Bulletin Board under the symbol “PEFF”. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

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

The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by the Company or its competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

Penny Stock Regulations May Impose Certain Restrictions On Marketability Of The Company’s Securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell the Company’s securities in the secondary market and the price at which such purchasers can sell any such securities.

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

The Company’s management is aware of the abuses that have occurred historically in the penny stock market.

The Company May Never Pay Cash Dividends On Our Common Stock.

We have not paid or declared any dividends on our common stock and do not anticipate paying or declaring any cash dividends on our common stock in the foreseeable future.

Sales Of Common Stock Under Rule 144 May Adversely Affect The Market Price Of Our Common Stock.

Possible Resales under Rule 144. Of the 38,516,676 shares of the Company’s common stock outstanding on the date of this report, 14,292,962 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares (1) originally issued in private offerings of common stock from June through August 2005, that were later registered in the Company’s SB-2 Registration Statement (the “Registration Statement”) effective December 19, 2005, and (2) shares originally issued in transactions exempt from registration under the Securities Act.

The remaining 24,223,714 shares of our common stock outstanding are restricted securities as defined in Rule 144 and under certain circumstances may be resold without registration pursuant to Rule 144. These shares include the 7,970,569 shares held by Summit and Steven Strasser in the aggregate, 3,333,334 shares held by a private investor, and the 3,249,049 shares of common stock held by Commerce Energy Group (“Commerce”), an affiliate of the Company.

In addition, the Company had approximately 23,996,693 common stock purchase warrants outstanding and approximately 13,284,896 common stock options outstanding as of the date of this report, including the warrants issued in connection with the recent private offer and sale of the senior secured notes. The shares issuable on exercise of the options and warrants may, under certain circumstances, be available for public sale in the open market under the Registration Statement or pursuant to Rule 144, subject to certain limitations.

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

Exercise Of Outstanding Options And Warrants Will Dilute Ownership Of Outstanding Shares.

As of the date of this report, the Company has reserved 71,429 shares of common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 1994 Plan, of which no options are outstanding. Furthermore, we have reserved 20,000,000 shares of our common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 2000 Plan, of which options to purchase an aggregate of 13,284,896 shares are outstanding. The outstanding options under the 2000 Plan have a weighted average exercise price of $0.35. As of the date of this report, we have issued warrants exercisable for 23,996,693 shares of common stock to financial consultants, investors, former employees and other business partners, having a weighted average exercise price of $0.41 and expiring on various dates from June 2007 to November 2011. Exercise of these options and warrants in the future will reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

The Company’s Issuance Of “Blank Check” Preferred Stock Could Adversely Affect Our Common Stockholders.

The Company’s Certificate of Incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. Although we have no present intention to issue any shares of our preferred stock, there can be no assurance that we will not do so in the future.

Line of Credit

At the present time, the Company does not have a bank line of credit.

Item 2.	Description of Property.

The Company’s corporate office space is located at 3960 Howard Hughes Pkwy, Suite 460, Las Vegas, Nevada 89169. The office lease calls for rent of $11,292 per month through the end of the lease term in February 2011.

Item 3.	Legal Proceedings.

At the present time, the Company is not involved in any litigation.

In 2005, the Company settled litigation with the owner of its former office space in Livonia, Michigan. The Company vacated this space in 2004. Under the settlement the Company has paid its former landlord $50,000 in cash and is currently paying the former landlord an additional $50,000 in 18 monthly installments of $2,778 each month. After application of the Company’s accrued loss contingency reserve, it recognized a loss of approximately $65,000 on its December 31, 2005 financial statements. The Company owes the landlord $10,087, net, as of December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

The Company’s common stock is thinly traded on the National Association of Securities Dealers’ Over the Counter Bulletin Board (“OTCBB”) under the symbol “PEFF”.

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2006 and December 31, 2005, as reported by Yahoo.com.

Twelve months Ended December 31, 2005	High	Low
October 1, 2005 — December 31, 2005	$0.80	$0.25
July 1, 2005 — September 30, 2005	0.50	0.22
April 1, 2005 — June 30, 2005	0.25	0.19
January 1, 2005 — March 31, 2005	0.52	0.22

Twelve months Ended December 31, 2006	High	Low
October 1, 2006 — December 31, 2006	$0.40	$0.21
July 1, 2006 — September 30, 2006	0.30	0.18
April 1, 2006 — June 30, 2006	0.43	0.20
January 1, 2006 — March 31, 2006	0.40	0.20

As of the date of this report, there were 175 shareholders of record of the Company’s common stock.

The Company has not paid dividends on its common stock since its incorporation. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company’s capital assets.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under 2000 Stock Option and Restricted Stock Plan (excluding securities reflected in column (a))(c)
2000 Stock Option and Restricted Stock Plan approved by security holders	13,284,896	$0.35	6,715,104
Equity compensation plans not approved by security holders	0	0.00	0
Total	13,284,896	$0.35	6,715,104

The Company maintains a Stock Option Equity Compensation Plan. (See Note 12 to the Financial Statements)

Recent Sales of Unregistered Securities

Sales Made to Summit Energy Ventures, Commerce Energy Group and Commonwealth Energy Corporation

The following details several different sales of unregistered securities the Company made to Summit, Commonwealth Energy Corporation, a former member of Summit (“Commonwealth”) and Commerce Energy Group, the parent corporation of Commonwealth (“Commerce”). All of the sales were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 4(2) of the Securities Act.

On June 7, 2004, Summit Energy Ventures notified the Company that it had transferred 1,747,587 of the Company’s Series A-1 Convertible Preferred Stock and 1,645,404 of the Company’s common stock to Commonwealth. This transfer makes Commonwealth the Company’s single largest shareholder.

On April 28, 2005, the Company issued 1,204,819 shares of Series A-1 Convertible Preferred Stock, convertible into 1,000,000 shares of common stock, and warrants to purchase 500,000 shares of common stock to Summit for an aggregate purchase price of $200,000. The requisite percentage of current holders consented and waived the anti-dilution provisions.

On April 28, 2005, the Company issued 180,723 shares of Series A-1 Convertible Preferred Stock, convertible into 150,000 shares of common stock, and warrants to purchase 75,000 shares of common stock, to Commerce, in consideration of Commerce’s cancellation of a license agreement with the Company. The requisite percentage of current holders consented and waived the anti-dilution provisions.

On July 8, 2005, the Company issued 3,000,000 shares of common stock and 1,500,000 warrants to Summit for $300,000 in cash and the conversion of a $300,000 note payable.

On July 8, 2005, the Company converted all 4,714,279 outstanding shares of its Series A-1 Convertible Preferred Stock owned by Summit and Commonwealth into 3,918,848 shares of common stock.

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

On various dates from May 2003 to February 2004, the Company issued 682,156 shares of common stock to Starz Investments Limited, a Belize company. The Company received $1,423,760 for these shares and paid $88,276 in commissions to Burnham Securities. The Company also issued Burnham Securities 48,303 common stock purchase warrants as compensation related to these transactions. The warrants had strike prices that varied from approximately $1.40 to $1.75. These warrants were exercised cashlessly resulting in 32,958 shares being issued. The sales of stock to Starz Investments Limited were exempt from registration under the Securities Act pursuant to Regulation S promulgated under the Securities Act. The issuance of the warrants to Burnham Securities was exempt from registration under the Securities Act pursuant to section 4(2) of the Securities Act.

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

On July 8, 2005, the Company issued 9,150,000 shares of common stock to several accredited investors in a private offering for $1,830,000.

On August 31, 2005, the Company issued 2,350,000 shares of common stock to several accredited investors in the second and final closing of this private offering for $470,000.

On November 30, 2006, the Company issued 10,700,008 shares of common stock to several accredited investors in the first closing of a private offering of common stock for $3,210,000, of which approximately $2,760,000 was from new cash and $450,000 was from the exchange of debt. Of this amount, the CEO, CFO and one Director of the Company invested a total of $510,000, of which approximately $260,000 was from new cash and $250,000 was from the exchange of debt.

On January 19, 2007, the Company issued 666,668 shares of common stock to several accredited investors in the second closing of a private offering of common stock for $200,000 in cash.

On March 2, 2007, the Company issued 1,583,336 shares of common stock to several accredited investors in the third closing of a private offering of common stock for $475,000 in cash.

On March 7, 2007, the Company issued 333,334 shares of common stock to an accredited investor in the fourth closing of a private offering of common stock for $100,000 in cash.

On March 30, 2007, the Company issued 500,000 shares of common stock to several accredited investors in the fifth closing of a private offering of common stock for $150,000 in cash.

On March 31, 2007, the Company issued 333,334 shares of common stock to an accredited investor on the sixth and final closing of a private offering of common stock for $100,000 in cash.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation.

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its patented Power Genius line of motor controllers in late 1995. As of December 31, 2006, the Company had total stockholders’ equity of $2,044,913 primarily due to the Company’s sale of 10,700,008 shares of common stock in a private stock offering that closed on November 30, 2006, 14,500,000 shares of common stock in a private stock offering in July and August of 2005, the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003. In addition, in August 2000, the Company purchased the assets of Percon, formerly the largest distributor of the Company’s products. The transaction was accounted for as a purchase and the Company’s Statements of Operations includes Percon’s results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Company to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM’s in the elevator/escalator industry and transferred those agreements to the Company as part of the sale.

RESULTS OF OPERATIONS: FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

REVENUES

Revenues for the year ended December 31, 2006, were $188,811 compared to $276,405 for the year ended December 31, 2005, a decrease of $87,594, or 32%. This decrease is mainly attributable to changes in sales personnel and the resulting disruptions to sales efforts in 2006.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2006 were $136,240 compared to $245,789 for the year ended December 31, 2005, a decrease of $109,549 or 45%. As a percentage of product revenues, total costs of product revenues decreased to approximately 72% for the year ended December 31, 2006 compared to approximately 89% for the year ended December 31, 2005. The decrease in the costs as a percentage of product revenues was primarily due to raising some unit prices mid-year in 2006 and the sale of higher margin units in 2006.

GROSS MARGIN

Gross margin for the year ended December 31, 2006 was $52,571 compared to $30,616 for the year ended December 31, 2005, an increase of $21,955 or 72%. This increase was primarily due to the raising some unit prices mid-year in 2006 and the sale of higher margin units in 2006, as well as the Company utilizing a new turn-key manufacturer for production that required less oversight by Company personnel in 2006.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $567,591 for the year ended December 31, 2006 compared to $418,016 for the year ended December 31, 2005, an increase of $149,575 or 36%. This increase is mainly attributable to the Company’s research and development efforts on its digital controller for both its single-phase and three-phase products and payment of higher salaries to personnel, particularly for the first half of 2006, due to significantly reduced salaries in the first six months of 2005. Research and development salaries decreased in the second half of 2006. Additionally, the Company recognized a non-cash charge of approximately $56,000 related to the adoption of SFAS 123R (See Note 2 to the financial statements) in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,118,233 for the year ended December 31, 2006, compared to $1,641,307 for the year ended December 31, 2005, an increase of $1,476,926 or 90%. The increase in selling, general and administrative expenses over the prior year was due primarily to an increase in payroll and payroll related costs, comprised of: non-cash expenses associated with the Company’s adoption of SFAS 123R (See Note 2 to the financial statements) which resulted in a non-cash charge of approximately $1,019,000, the increase in the Company’s workforce in connection with the Company’s new sales and marketing plan, and higher salaries paid to personnel due to significantly reduced salaries in the first and second quarters of 2005, as well as increases in the Company’s investor relations expenses and professional fees.

Interest expense was approximately $1,354,195 for the year ended December 31, 2006, as compared to $529,387 for the year ended December 31, 2005, an increase of $824,808 or 156%. The increase in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit, recorded earlier in 2006. Total non-cash interest expense for the year ended December 31, 2006 was $1,039,451.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $1,075,000 in additional compensation expense during the year ended December 31, 2006. Such amount is included in research and development expenses, and selling, general and administrative expenses on the statement of operations.

The following table represents the Company’s Condensed Statement of Operations for the years ended December 31, 2006 and December 31, 2005 on a pro forma basis, with non-cash compensation and non-cash interest expense stated separately:

	For the year ended December 31 (Unaudited)
	2006	2005
Total Revenues	$188,811	$276,405
Total Cost of Product Revenues	136,240	245,789

Gross Margin	52,571	30,616
Costs and Expenses:
Research and development	513,449	418,016
Selling, general and administration	2,016,069	1,613,758
SFAS 123 stock option expense*	999,320	683,533
Other non-cash consideration*	165,528	27,549
Depreciation and amortization	34,028	22,470

Total Costs and Expenses	3,728,394	2,765,329

Loss From Operations	(3,675,823)	(2,734,710)

Other (Expense) Income:
Cash interest (expense) income, net	(305,501)	(263,525)
Non-cash interest (expense) income, net*	(1,039,451)	(252,015)

Total Other (Expense) Income	(1,344,952)	(515,540)

Net Loss	$(5,020,775)	$(3,250,250)

*Sum of non-cash compensation and non-cash interest expense	2,204,299	963,097

Net Loss excluding non-cash compensation and non-cash interest	$(2,816,476)	$(2,287,153)

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2006

Since inception, the Company has financed its operations primarily through the sale of its securities. In 2006, the Company received approximately $3,210,000 in gross proceeds from a private placement of its common stock and warrants to purchase common stock, as to which the Company is required to file a registration statement on Form SB-2. As of December 31, 2006 the Company has received a total of approximately $12,564,800 from public and private offerings of its equity securities, received $300,000 from a bridge note with a shareholder (which was converted into 3,000,000 shares of common stock and 1,500,000 warrants with an additional investment of $300,000 on July 8, 2005), received approximately $445,386 under a bank line of credit (which was repaid during 2002), and received $1,000,000 under a line of credit with a shareholder (which was converted to Series A-1 Preferred Convertible shares during 2003). In October 2004 and February 2005, the Company received $1,589,806 in debt financing through a debt offering arranged by a placement agent, Pali Capital. Of this total, $300,000 plus accrued interest was converted from borrowings with the same shareholder as referenced above. In April 2006, the Company received $1,000,000 in debt financing from EMTUCK , LLC, in which the managing member is a management company wholly owned and controlled by Steven Strasser, the Company’s CEO. In May 2006, the Company received an additional $500,000 in debt financing from EMTUCK. In November 2006, the Company received $2,000,000 in debt financing. Of this amount, $1,450,000 was converted from borrowings from prior investors. As of December 31, 2006 the Company had cash of $1,693,584.

Net cash used for operating activities for the twelve months ended December 31, 2006 was $2,756,724 which primarily consisted of: a net loss of $5,020,775; less bad debt expense of $11,470, depreciation and amortization of $34,028, loss on disposal of fixed assets of $585, amortization of debt discounts of $1,039,451, amortization of deferred financing costs of $70,364, warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness, the issuance of debt to employees and consultants of $1,074,848, common stock issued for consulting services of $90,000, decreases in accounts receivable of $26,464, and inventory of $14,487, increases in prepaid expenses of $3,206, deposits of $33,875, and restricted cash related to a note payable of $4,688. In addition, these amounts were partially offset by decreases in accounts payable and accrued expenses of $55,454, customer deposits of $5,105 and an increase in accrued salaries and payroll taxes of $4,682.

Net cash used for operating activities for the twelve months ended December 31, 2005 was $2,080,509 which primarily consisted of: a net loss of $2,570,563; less bad debt expense of $14,963, depreciation and amortization of $22,470, amortization of debt discounts of $252,015, amortization of deferred financing costs of $80,584, warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness and the issuance of debt of $140,502, increases in accounts receivable of $53,556, prepaid expenses of $65,337 and other assets of $6,339, decreases in inventory of $16,478 and restricted cash related to a note payable of $215,033. In addition, these amounts were partially offset by an increase in customer deposits of $5,105 and decreases in accounts payable and accrued expenses of $46,685 and accrued salaries and payroll taxes of $85,179.

Net cash used in investing activities for fiscal year 2006 was $90,567, compared to $4,613 in fiscal year 2005. The amounts for both fiscal years 2006 and 2005 consisted of the purchase of fixed assets.

Net cash provided by financing activities for fiscal year 2006 was $3,531,755 which primarily consisted of proceeds from the issuance of equity securities, net of costs, of $3,180,000, proceeds from the issuance of debt securities of $2,000,000 and proceeds from a line of credit of $1,500,000. These amounts were offset by payments on notes payable of $1,648,245 and payments on a line of credit of $1,500,000.

Net cash provided by financing activities for fiscal year 2005 was $2,701,771 which primarily consisted of proceeds from the issuance of equity securities of $2,677,153, proceeds from the issuance of debt securities of $125,000 and a note payable from a legal settlement of $38,297. These amounts were offset by an increase in deferred financing costs of $63,457 and payments on loans from stockholders officers and former officers of $75,222.

The Company expects to increase its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $3.0—$3.6 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and operations during the next twelve months. If the Company is unable to obtain funding on reasonable terms or finance its need through current operations, the Company will be forced to restructure, file for bankruptcy or cease operations.

Notable changes to expenses are expected to include an increase in the Company’s sales personnel and efforts, and developing more advanced versions of the Company’s technology and products.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” to the Financial Statements for an explanation of recent accounting pronouncements impacting the Company.

Item 7.	Financial Statements and Supplementary Data.

POWER EFFICIENCY CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Power Efficiency Corporation

Las Vegas, Nevada

We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the “Company”) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sobel & Co., LLC
Certified Public Accountants

March 31, 2007

Livingston, New Jersey

POWER EFFICIENCY CORPORATION

BALANCE SHEET

DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$1,693,584
Accounts receivable, net of reserve and allowance of $40,916	32,193
Inventories, net	117,639
Prepaid expenses and other current assets	70,468

Total Current Assets	1,913,884

PROPERTY AND EQUIPMENT, Net	76,056

OTHER ASSETS:
Deposits	33,875
Patents, net	33,811
Goodwill	1,929,963
Inventories—long-term, net	39,213
Deferred financing costs, net	11,228

2,048,090

$4,038,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$537,133
Accrued salaries and payroll taxes	47,970
Notes payable—Arens Investment Company, net	10,087

Total Current Liabilities	595,190

LONG-TERM LIABILITIES:
Notes Payable—2008, net	1,397,927

Total Long-Term Liabilities	1,397,927

Total Liabilities	1,993,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $0.001 par value 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 35,042,009 shares issued and outstanding	35,042
Additional paid-in capital	24,927,839
Accumulated deficit	(22,917,968)

Total Stockholders’ Equity	2,044,913

$4,038,030

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
REVENUES	$188,811	$276,405

COMPONENTS OF COST OF SALES:
Material, labor and overhead	136,240	245,789

GROSS MARGIN	52,571	30,616

COSTS AND EXPENSES:
Research and development	567,591	418,016
Selling, general and administrative	3,118,233	1,641,307
Depreciation and amortization	34,028	22,470

Total Costs and Expenses	3,719,852	2,081,793

LOSS FROM OPERATIONS	(3,667,281)	(2,051,177)
OTHER INCOME (EXPENSE):
Interest income	9,243	13,847
Interest expense	(1,354,195)	(529,387)

Total Other Expenses, Net	(1,344,952)	(515,540)

LOSS BEFORE PROVISION FOR TAXES	(5,012,233)	(2,566,717)
PROVISION FOR TAXES	(8,542)	(3,846)

NET LOSS	$(5,020,775)	$(2,570,563)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.20)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	25,150,386	14,254,029

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2006 AND 2005

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2005	5,020,418	$5,020	3,328,737	$3,329	$16,386,611	$(15,326,630)	$1,068,330
Issuance of preferred stock	—	—	1,385,542	1,386	238,638	—	240,024
Issuance of common stock	14,500,000	14,500	—	—	1,360,633	—	1,375,133
Common stock issued upon conversion of preferred stock	3,918,848	3,919	(4,714,279)	(4,715)	796	—	—
Warrants and options issued in connection with services from consultants and vendors and the forgiveness of indebtedness	—	—	—	—	140,502	—	140,502
Warrants and options issued in connection with the issuance of common stock	—	—	—	—	1,487,891	—	1,487,891
Expenses related to issuance of common stock	—	—	—	—	(425,894)	—	(425,894)
Net loss						(2,570,563)	(2,570,563)

Balance, December 31, 2005	23,439,266	$23,439	—	$—	$19,189,177	$(17,897,193)	$1,315,423
Issuance of common stock	11,000,008	11,000	—	—	3,199,300	—	3,210,300
Common stock issued upon exercise of warrants	602,735	603			(603)		—
Warrants and options issued in connection with the issuance of common stock, debt securities and to employees and consultants	—	—	—	—	2,569,965	—	2,569,965
Expenses related to issuance of common stock	—	—	—	—	(30,000)	—	(30,000)
Net loss						(5,020,775)	(5,020,775)

Balance, December 31, 2006	35,042,009	$35,042	—	$—	$24,927,839	$(22,917,968)	$2,044,913

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(5,020,775)	$(2,570,563)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	11,470	14,963
Depreciation and amortization	34,028	22,470
Loss on disposition of fixed assets	585	—
Debt discount related to issuance of debt securities	1,039,451	252,015
Amortization of deferred financing costs	70,364	80,584
Warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness, the issuance of debt, and to employees and consultants	1,074,848	140,502
Common Stock issued for consulting services	90,000	—
Changes in certain assets and liabilities:
Accounts receivable	26,464	(53,556)
Inventory	14,487	16,478
Prepaid expenses and other	(3,206)	(65,337)
Deposits	(33,875)	—
Restricted cash related to payment of indebtedness	(4,688)	215,033
Other assets	—	(6,339)
Accounts payable and accrued expenses	(55,454)	(46,685)
Customer deposits	(5,105)	5,105
Accrued salaries and payroll taxes	4,682	(85,179)

Net Cash Used for Operating Activities	(2,756,724)	(2,080,509)

INVESTING ACTIVITIES:
Purchase of property, equipment and other assets	(90,567)	(4,613)

Net Cash Used for Investing Activities	(90,567)	(4,613)

FINANCING ACTIVITIES:
Deferred financing costs	—	(63,457)
Proceeds from issuance of equity securities, net of costs	3,180,000	2,677,153
Proceeds from issuance of debt securities	2,000,000	125,000
Proceeds from line of credit	1,500,000	—
Note payable from legal settlement with former landlord, net	—	38,297
Payments on notes payable	(1,648,245)	—
Payments on line of credit	(1,500,000)	—
Payments on loans to stockholders, officers and former officers	—	(75,222)

Net Cash Provided by Financing Activities	3,531,755	2,701,771

INCREASE IN CASH	684,464	616,649

CASH
Beginning of year	1,009,120	392,471

End of year	$1,693,584	$1,009,120

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 — NATURE OF BUSINESS:

Power Efficiency Corporation (“Power Efficiency” and/or the “Company”), was incorporated in Delaware on October 19, 1994. Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to effectively reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world. The Company currently has one principal and proprietary product: the Three Phase Power Genius, which is used in industrial applications. Additionally, the Company is developing digital versions of its three phase and single phase controllers.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Website and Amortization:

Website development, maintenance and hosting costs are charged to expense as incurred.

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

Weighted average common shares outstanding on a fully diluted basis were 55,623,948 and 29,842,266 for the years ended December 31, 2006 and 2005, respectively.

Accounting for Stock Based Compensation:

Prior to 2006, the Company accounted for employee stock options under the intrinsic method of APB No. 25, and presented fair value disclosure as pro forma as provided by SFAS No. 123, as permitted under accounting principles generally accepted in the United States of America. Beginning in 2006, the Company accounted for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005, and applies to all outstanding and vested stock-based awards at a company’s adoption date. Results from prior periods have not been restated in the Company’s historical financial statements.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $1,075,000 in additional compensation expense during the year ended December 31, 2006. Such amount is included in selling, general and administrative expense on the statement of operations.

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

Advertising:

Advertising costs are expensed as incurred. Advertising expenses were $1,733 and $4,679 for the years ended December 31, 2006 and 2005, respectively.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

New Accounting Pronouncements:

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We implemented SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely not to be sustained upon examination by the applicable taxing authority, including resolution on any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is estimated to be greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for us January 1, 2007. We are currently assessing the potential effect of FIN 48 on our financial statements, but preliminary analysis shows the effect to be immaterial.

Financial Statement Reclassifications:

Certain reclassifications have been made to the 2005 financial statements in order for them to conform to the 2006 financial statement presentation.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 3 — GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, the Company experienced a $2,756,724 deficiency of cash from operations in 2006 and lacks sufficient liquidity to continue its operations.

On November 30, 2006, the Company closed a private offering of Common Stock and Notes which grossed $5,210,000 and produced net proceeds of $3,306,042, from which the Company will use to fund its operations (See Note 19). When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations.

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

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS:

At December 31, 2006, prepaid expenses and other current assets is comprised as follows:

Prepaid insurance	$29,019
Prepaid expenses	41,449

Prepaid expenses and other current assets	$70,468

NOTE 5 — PROPERTY AND EQUIPMENT:

At December 31, 2006, property and equipment is comprised as follows:

Machinery and equipment	$86,341
Office furniture and equipment	23,520

109,860
Less: Accumulated depreciation	33,804

Property and Equipment, Net	$76,056

Depreciation for the years ended December 31, 2006 and 2005 amounted to $29,778 and $15,083, respectively.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 6 — GOODWILL:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2006. An annual goodwill impairment test was performed by management in addition to quarterly goodwill impairment tests. The impairment tests consisted of a comparison of the fair value of the intangible asset with its carrying amount. Since the carrying amount of the intangible asset did not exceed its fair value, management concluded no impairment loss was required to be recognized.

NOTE 7 — INTANGIBLE ASSETS:

Intangible assets subject to amortization consists of the following for the year ended December 31, 2006:

Patents	$42,675
Less: Accumulated amortization	8,864

Intangible Assets, Net	$33,811

Amortization expense in 2006 and 2005 amounted to $4,250 and $7,387, respectively. In December 2004, the Company wrote off $6,504 of the cost of their Patents due to an exclusive licensing agreement the Company had with one of its shareholders for their single phase technology. On April 30, 2005, the Company canceled this exclusive licensing agreement in exchange for preferred stock and wrote up the cost of the Patent for $6,504 (See Notes 13 and 18).

During 2006, the Company capitalized approximately $22,000 in expenses related to a provisional patent filing. The Company will begin amortizing these costs over the life of the patent, once the patent is approved by the appropriate authorities.

Amortization expense expected in the succeeding five years is as follows:

2007	$992
2008	992
2009	992
2010	992
2011	992
Thereafter	28,851

$33,811

NOTE 8 — CONCENTRATIONS OF CREDIT RISKS:

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

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Four customers accounted for approximately 75% of 2006 sales and 35% of accounts receivable at December 31, 2006. Four customers accounted for approximately 72% of 2005 sales.

International sales as a percentage of total revenues for the years ended December 31, 2006 and 2005 are as follows:

County	2006	2005
Canada	—	24%
Mexico	—	7%
Sweden	3%	1%

NOTE 9 — INVENTORIES:

Inventories at December 31, 2006 consist of the following:

Work in process	$21,442
Raw materials	152,378
Reserve for inventory obsolescence	(16,968)

$156,852

NOTE 10 — PROVISION FOR TAXES:

As of December 31, 2006 and 2005, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $15,900,000 and $10,900,000, respectively. These net operating losses expire at varying amounts through 2026. The net operating loss carryforwards result in deferred tax assets of approximately $5,400,000 and $3,700,000 at December 31, 2006 and 2005, respectively; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

A reconciliation of the statutory tax rates for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Statutory rate	(34)%	(34)%
State income tax – all states	(6)%	(6)%

	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 11 — WARRANTS:

Warrant activity during the years ended December 31, 2006 and 2005 follows:

	Warrants	Average Exercise Price
Warrants outstanding at January 1, 2005	2,580,702	$0.77
Issued during 2005	10,678,657	0.39
Expired during 2005	(7,142)	14.00

Warrants outstanding at December 31, 2005	13,252,217	0.45
Issued during 2006	10,821,576	0.36
Exercised during 2006	(1,701,063)	0.20

Warrants outstanding at December 31, 2006	22,372,730	$0.42

During 2006, in connection with the Company’s consulting agreements, the Company issued 300,000 warrants and 24,000 warrants as consulting fees to an investment bank and a technical consultant, respectively. During 2006, in connection with the Company’s issuance of debt securities, the Company issued 2,647,572 warrants to the noteholders. During 2006, in connection with the Company’s private offering of common stock and debt securities, which closed on November 30, 2006 (See Notes 16 and 19), the Company issued 7,850,004 warrants to investors. Such warrants issued to in connection with consulting fees to the investment bank were valued at $74,430 and expensed and included in selling, general and administrative expenses. Such warrants issued in connection with consulting fees to the technical consultant were valued at $1,098 and expensed and included in research and development expenses. Such warrants issued in connection with the Company’s private offering of common stock were valued at $1,344,456 and recorded as additional paid in capital. Such warrants issued in connection with debt securities were valued at $1,104,383 and expensed and included in selling, general and administrative expense.

During 2005, in connection with the Company’s settlement agreements with a former employee and fees to a consultant, the Company issued 95,000 warrants and $7,500 in cash to settle this outstanding liability. During 2005, in connection with the Company’s issuance of debt, the Company issued 14,423 warrants for commissions, and 144,233 warrants to noteholders. During 2005, in connection with the Company’s issuance of equity securities, the Company issued 2,600,001 warrants for commissions and 7,250,000 warrants to investors. During 2005, in connection with the issuance of series A-1 convertible preferred stock to one of the company’s principal stockholders, the Company issued 500,000 warrants (See Note 18). During 2005, in connection with the cancellation of a licensing agreement with a stockholder, the Company issued 75,000 warrants (See Note 18). Such warrants issued in connection with settlement agreements and commissions were valued at $28,123 and expensed and included in selling, general and administrative expenses. Such warrants issued to noteholders were valued at $23,800 which was recorded as a note discount on the Company’s balance sheet. Such warrants issued in connection with the issuance of equity securities were valued at $1,487,891, and recorded as additional paid in capital.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 12 — STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2005 and 2004 follows:

	Shares	Average Exercise Price
Options outstanding and exercisable at January 1, 2005	3,172,732	$2.00
Granted during 2005	11,250,000	0.27
Cancelled during 2005	(1,857,396)	0.72
Expired during 2005	(94,973)	8.46

Options outstanding and exercisable at December 31, 2005	12,470,363	$0.46
Granted during 2006	5,587,500	0.24
Cancelled during 2006	(3,259,592)	0.45
Expired during 2006	(63,375)	14.00

Options outstanding and exercisable at December 31, 2006	14,734,896	$0.33

Weighted average remaining contractual life at December 31, 2006, for all options is 8.44 years.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”). On September 8, 2003, the 2000 Plan was amended and restated. The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 20,000,000 shares of common stock. This was conditional upon consent of the majority of the Series A Preferred stockholders. This consent was attained on October 11, 2004. No options have been exercised to date. There are 14,734,896 options outstanding under the 2000 Plan.

During 2006, the Company granted 5,587,500 stock options to directors, officers and employees at exercise prices approximating fair market value of the stock on that day. Such issuances to directors, officers and employees were valued at $999,320, utilizing similar factors as described below, which was expensed and is included in research and development and selling, general and administrative expenses.

During 2005, the Company granted 11,250,000 stock options to directors, officers and employees at exercise prices approximating fair market value of the stock on that day. The Company issued 400,000 options to a consultant for services rendered. Such issuances to consultants were valued at $49,200, utilizing similar factors as described below, which was expensed and is included in selling, general and administrative expenses.

In 1994, the Company adopted a Stock Option Plan (the “1994 Plan”). The 1994 Plan provides for the granting of options to purchase up to 71,429 shares of common stock. No options have been exercised to date. There are no options outstanding under the 1994 Plan.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Share Based Compensation Payments:

During the year ended December 31, 2006, the Board of Directors authorized the net issuance of 5,587,500 stock options to directors, officers and employees. During the year ended December 31, 2005, the Board of Directors authorized the net issuance of 11,250,000 stock options to officers, employees and consultants (of which 1,952,369 expired or have been cancelled during 2005). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 100% and 166% for the years ended December 31, 2006 and 2005, respectively; risk-free interest rate of 4.5% for the years ended December 31, 2006 and 2005; and expected lives of approximately 10.0 years.

Prior to 2006, the Company accounted for employee stock options under the intrinsic method of APB No. 25, and presented fair value disclosure as pro forma as provided by SFAS No. 123, as permitted under accounting principles generally accepted in the United States of America. Beginning in 2006, the Company accounted for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005, and applies to all outstanding and vested stock-based awards at a company’s adoption date. Results from prior periods have not been restated in the Company’s historical financial statements.

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

The following table provides relevant information as to reported results for the years ended December 31, 2006 and 2005 under the intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123R has not been applied:

	2006	2005
Net loss—as reported	$(5,020,775)	$(2,570,563)
Required adjustment to net loss	1,074,848	—

Net loss—pro forma	$(3,945,927)	$(2,570,563)

Loss per common share—as reported	(0.20)	(0.18)
Loss per common share—pro forma	(0.16)	(0.18)

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 13 — COMMITMENTS AND CONTINGENCIES:

Leases:

On February 24, 2006, the Company moved to a new office space in Las Vegas, Nevada. The lease was originally between 3960 HHP LLC and a management company owned by the Chief Executive Officer and was signed in June 2005 (See Note 14). The lease has since been assigned to the Company, on the same terms and conditions, effective February 24, 2006. The lease includes a payment of $11,292 per month, which includes all cleaning and utilities, except phone and internet service. The term of the lease is five years. In January 2005, the Company began leasing research facilities in Floral Park New York, on a month to month lease. The Company vacated the Floral Park facilities in April 2006.

Minimum future rentals are as follows:

Year
2007	$138,784
2008	142,720
2009	147,076
2010	151,511
2011	25,375

$605,466

Rent expense, including base rent and additional charges, for the year ended December 31, 2006 and 2005 was $139,919 and $94,862, respectively.

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

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Litigation:

Presently, the Company is not involved in any litigation. On October 17, 2005, the Company settled litigation with the owner of the Company’s former office space in Livonia, Michigan. The Company vacated these facilities in 2004. Under the settlement, the Company paid its former landlord $50,000 in cash on October 17, 2005, and agreed to pay the former landlord an additional $50,000 in 18 monthly installments of $2,778 (See Note 16). After application of the Company’s accrued loss contingency reserve, it recognized a loss of approximately $65,000 on its December 31, 2005 financial statements.

Subcontractors:

During 2005, the Company utilized one subcontractor in Michigan and one subcontractor in Nevada as turn-key manufacturers for its product. On March 15, 2006, the Company terminated its agreement with its Livonia, Michigan Subcontractor and began moving its entire inventory out of that subcontractor’s warehouse to the Company’s Las Vegas, Nevada subcontractor. The Company presently plans to use the Las Vegas, Nevada subcontractor as its sole manufacturer for its product. The subcontractor provides facilities, component purchasing, equipment, supervision and labor required to assemble, wire, check, test, package and ship the product. The subcontractor is hired on an as needed basis to produce a minimum number of units via a purchase order. The Company does not incur any liabilities to the subcontractor until purchase orders are issued and fulfilled by the subcontractor. Several purchase orders, totaling approximately $4,200, were issued or outstanding to subcontractor at December 31, 2006, for sales to be delivered in 2007. The Company owns the intellectual property rights and all specifications to the product, and believes many manufacturers in the United States and abroad could manufacture the Company’s product with little difficulty.

The Company directly sources its own circuit boards from a contract circuit board manufacturer. Over the past year, the Company has primarily sourced circuit boards from RMF Design and Manufacturing (“RMF”), based outside of Toronto, Canada. The Company believes RMF has the ability to meet the Company’s production needs and the Company would be successful in finding alternative manufacturers should RMF not be available to manufacture our product.

Investment Advisory Agreements:

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

The Company entered into a consulting agreement with an investment advisor on December 1, 2004. The agreement calls for the investment advisor to assist the Company in devising financial and marketing strategies, and also to assist the Company in raising funds on a non-exclusive basis through the offering of debt and/or equity securities. The agreement expired on November 30, 2005 and was renewed on February 21, 2006. The company shall pay the investment advisor the amount of $4,000 per month, plus expenses approved by the Company and issue 300,000 options. The Company terminated the engagement with the consultant for non-performance on April 20, 2006. The Company paid the investment advisor $35,000 and $33,000 during the years ended December 31, 2006 and 2005, respectively, and the agreement has been satisfied in full.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

The Company entered into an agreement with an investment bank on October 13, 2006. In accordance with this agreement, the investment bank served as the Company’s non-exclusive placement agent for a private stock offering of 10,700,008 shares of common stock and 5,350,004 warrants which closed on November 30, 2006 (See Note 19). The investment bank was paid a retainer fee of $5,000, and the agreement called for the investment bank to receive 5.5% of the total cash invested by investors introduced by the investment bank upon closing. The investment bank introduced no investors in the private stock offering which closed on November 30, 2006. The Company subsequently terminated this agreement on January 13, 2007, and does not intend to renew it.

NOTE 14 — RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2006 and 2005, consulting fees of $7,000 and $6,000 were paid to officers/directors/stockholders of the Company, respectively. These amounts are included in research and development and in selling, general and administrative expenses.

On November 30, 2006, the Company entered into a financing transaction in which it issued 10,700,008 shares of its common stock and 5,350,004 warrants to purchase common stock for $3,210,000 and $2,000,000 in senior secured notes in a private offering of equity and debt. In this transaction, Steven Strasser, the Company’s Chief Executive Officer purchased 1,166,668 shares of common stock and 583,334 warrants for $350,000, and was issued a senior secured note for $550,000, John (BJ) Lackland, the Company’s Chief Financial Officer purchased 100,000 shares of common stock and 50,000 warrants for $30,000, Robert Murray, the Company’s former Chief Operating Officer purchased 100,000 shares and 50,000 warrants for $30,000, George Boyadjieff, a director of the Company was issued 1,000,000 shares of common stock and 500,000 warrants for $300,000, and Commerce Energy Group was issued a $200,000 secured note and 250,000 warrants (See Notes 16 and 19).

On April 19, 2006, the Company entered into a financing transaction in which it issued a $1,000,000 secured convertible note (the “EMTUCK Note”) to EMTUCK, LLC (“EMTUCK”), in which the managing member is a management company wholly owned and controlled by Steven Strasser, the Company’s CEO. On May 19, 2006, the Note was increased to $1,500,000. This note was paid off in full on November 30, 2006 (See Notes 16 and 19).

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

On June 9, 2005 and on June 16, 2005, the Company entered into financing transactions in which the Company issued a $200,000 convertible, unsecured note, and a $100,000 convertible, unsecured note respectively (collectively, the “Bridge Notes”) to Summit Energy Ventures LLC, an entity that is one of the Company’s principal stockholders and is owned entirely by the Company’s current Chief Executive Officer, and Chief Financial Officer. The Notes bear interest of 10% per annum. The Bridge Notes’ accrued interest and principal were due on July 23, 2005. The Bridge Notes were converted into equity on July 8, 2005 (See Note 19), with an additional investment of $300,000. The conversion of the Bridge Notes and the equity investment resulted in the issuance of 3,000,000 shares of common stock and 1,500,000 warrants which was equivalent to the terms offered to other investors in the private offering.

NOTE 15 — SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2006	2005
Interest	$314,750	$241,691

Income/Franchise Taxes	$8,542	$3,846

NOTE 16 — NOTES PAYABLE:

On November 30, 2006, the Company entered into a financing transaction in which the Company issued $2,000,000 of its two year, senior, secured promissory notes (collectively the “Notes”, individually a “Note”). The Notes bear interest of 15% per annum. Interest due under the Notes is payable quarterly, with the principal and final quarterly interest payment becoming due November 30, 2008. The Notes have a first priority security interest in all of the assets of the Company. Upon the occurrence of an “Event of Default” (as defined in the Note, included herein as an exhibit) the holder may, upon written notice to the Company, elect to declare the entire principal amount of the Note then outstanding together with accrued unpaid interest thereon due and payable. Upon receipt of such notice, the Company shall have seven business days to cure the Event of Default, and if uncured on the eighth business day, all principal and interest shall become immediately due and payable. The Company also issued with 2,500,000 warrants (the “Debt Warrants”) to purchase common stock of the Company to the holders of the Notes. The Debt Warrants have a per share exercise price of $0.40 and expire November 29, 2011. 1,250,000 of the Debt Warrants are exercisable immediately, with the remaining 1,250,000 Debt Warrants becoming exercisable in equal amounts over 24 months beginning December 29, 2006. The common stock issuable upon exercise of the Debt Warrants has piggyback registration rights, and can be included in the Company’s next registration statement. The Debt Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Debt Warrants is not then effective.

The $2,000,000 loan consisted of $550,000 from Steven Strasser, the Company’s Chairman, Chief Executive Officer and the Company’s largest beneficial shareholder, $200,000 from Commerce Energy Group, Inc, the Company’s second largest shareholder prior to the Offering, and $1,250,000 from individual investors. $1,450,000 of these Notes came from the exchange of existing promissory notes of the Company.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The Company’s previously issued notes, including $1,464,306 issued on October 27, 2004, $125,000 issued on February 24, 2005 (collectively the “Pali Notes”) and $1,500,000 issued to EMTUCK, were paid off and such paid off note holders no longer hold a security interest in the Company’s assets.

On April 19, 2006, the Company entered into a financing transaction in which it issued a $1,000,000 secured convertible note to EMTUCK (See Note 14). On May 19, 2006, the EMTUCK Note was increased to $1,500,000. The EMTUCK Note bears interest of 10.75% per annum, with interest payments due quarterly, beginning July 19, 2006. The EMTUCK Note’s principal becomes due on January 19, 2007 (the “Maturity Date”). The Company can draw on the Note, in increments of up to $200,000, and interest is calculated on the outstanding principal drawn. The EMTUCK Note is secured by a first lien and security interest in all of the Company’s accounts receivable and inventory now or hereafter acquired, and a second lien and security interest in all other collateral, subordinate to the existing lien and security interest in favor of Pali Capital Corporation as representative of the holders the Pali Notes. In the event of default (as defined in the EMTUCK Note), EMTUCK may, upon written notice to the Company, elect to declare the entire principal amount of the Note then outstanding, together with accrued and unpaid interest thereon due and payable. Upon receipt of such notice, the Company shall have seven business days to cure the event of default and if uncured on the eighth business day, all principal and accrued interest shall become immediately due and payable. The EMTUCK Note was paid off in full on November 30, 2006.

The members of EMTUCK were issued 2,083,334 warrants in conjunction with the EMTUCK Note, with an exercise price of $0.24 per share. 1,458,334 warrants vested immediately, and the remaining 625,000 warrants vested equally over nine (9) months. The warrants have a cashless exercise provision and will have a 5 year term. If after the date of issuance of the warrants, the Registrant files a registration statement under the Securities Act of 1933, or amends an existing registration statement, in either case, the Registrant will use its best efforts to include the shares issuable on exercise of the warrants in such registration statement or amended registration statement.

On October 17, 2005, the Company issued a $50,000 promissory note payable to its former landlord in connection with a settlement agreement (See Note 13). The note is non-interest bearing and calls for monthly payments of $2,778 of principal beginning November 17, 2005. In connection with this note payable, the Company recorded a note discount of $6,146 on the Company’s balance sheet. During the years ended December 31, 2006 and December 31, 2005, the Company paid $33,327 and $5,556 in principal, respectively.

On December 15, 2004, the Company issued a $25,334 promissory note payable to a former officer, in connection with a settlement agreement (See Note 17), at 15%. The note calls for monthly payments of $1,580, principal and interest, beginning January 2005 and matured on June 15, 2006. During the years ended December 31, 2006 and December 31, 2005, the Company paid $8,997 and $16,337 in principal, respectively.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

On October 27, 2004 and February 28, 2005, the Company entered into financing transactions in which the Company issued $1,464,806 and $125,000 in senior, secured notes (collectively the “Pali Notes”, individually a “Pali Note”), respectively. The Notes bear interest at 15% per annum and originally matured on October 26, 2005 and February 23, 2006. The Company paid $127,500 and issued 147,116 warrants as commissions to the placement agent. On March 28, 2005 and on October 26, 2006 the Company extended by maturity dates of the Notes. $1,464,806 in gross principal value matured on November 26, 2006, and $125,000 in gross principal value would mature on February 23, 2007. No other provisions of the Notes have changed. Interest on the Notes of 15% per year will be paid quarterly until maturity. All $1,589,806 in gross principle value of the Pali Notes was paid off in full on November 31, 2006.

On September 15, 2003, the Company issued a $115,000 promissory note payable to a former officer at 5.25%. The note calls for monthly payments of $5,000, principal and interest, which began on April 15, 2004 and matures on April 15, 2006. During the years ended December 31, 2006 and December 31, 2005, the Company paid $16,115 and $58,885 in principal, respectively.

NOTE 17 — EMPLOYMENT AND CONSULTING AGREEMENTS:

The Company entered into an employment and compensation agreement with the Company’s former Chief Technology Officer, Nicholas Anderson, effective June 1, 2005. The agreement is for a term of five years, with a base salary for the first year of the agreement of $210,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors. The agreement with this Chief Technology Officer also provided among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Technology Officer in the event of a change of control. This Chief Technology Officer also received 2,000,000 incentive stock options which will vest over a five year period and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants. This employment and compensation agreement superseded this Chief Technology Officer’s employment agreements dated April 1, 2001 and salary reduction agreement dated October 20, 2004. On May 15, 2006, the Company terminated Nicholas Anderson, for cause, and cancelled his employment agreement with the Company. The Company has not accrued a loss related to this termination and does not foresee any material loss in its ability to manufacture current products or develop new products.

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

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

period and have an exercise price of $0.22, and 1,181,820 non-qualified stock options which will vest over a five year period and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants.

In September 2004 the Company hired an Interim Chief Financial Officer, John Lackland, who has been a director of the Company for over 2 years. His compensation and certain expenses were reimbursed pursuant to an agreement with a management company (See Note 14). The agreement with the management company was terminated effective June 1, 2005, and the Company entered into an employment and compensation agreement with this Interim Chief Financial Officer, and officially made him the Company’s current Chief Financial Officer. The agreement is for a term of five years, with a base salary for the first year of the agreement of $175,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $55,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 412,500 shares of the Company’s common stock, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $120,000 of the base salary is to be paid in cash. The agreement with this Chief Financial Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Financial Officer in the event of a change of control. This Chief Financial Officer also received 1,733,750 incentive stock options which will vest over a five year period and have an exercise price of $0.20, and 66,250 non-qualified stock options which vested on June 1, 2006 and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants.

On June 9, 2005, the Company entered into a consulting agreement with an advisor to serve as the Company’s Senior Technical Advisor. The term of this agreement is for 24 months and calls for the advisor to assist the Company in digitizing the Company’s technology. For his services, the Company agreed to issue the advisor 400,000 options, vesting quarterly from the date of the agreement. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the consultant. In the event that the Company’s annual sales from digital products reaches $5,000,000, the Company will pay the advisor a $100,000 one time bonus. The agreement contains confidentiality and non-competition provisions. This agreement can be terminated in 90 days by either party by written notices.

NOTE 18 — ISSUANCE OF SERIES A-1 CONVERTIBLE PREFERRED STOCK:

As of January 1, 2004, 3,328,737 shares of Series A-1 Convertible Preferred Stock were issued and outstanding to Summit Energy Ventures, LLC, an entity that is on of the Company’s principal stockholders and is owned by the Company’s Chief Executive Officer, and Chief Financial Officer and Chief Operating Officer. Pursuant to the original issuance of Series A-1 Convertible Preferred Stock in June 2002, the Company has asked for and received on October 11, 2004, a waiver of certain anti-dilution rights so that the issuance of up to a specific number of options and warrants with exercise prices of no less than $0.65 per share will not trigger these anti-dilution rights. Had the waiver not been received, in the event that the Company issues shares at a price less than $1.281 per share, the conversion rights of the Series A-1 Convertible Preferred Stock would have been adjusted so that the Series A-1 Convertible Preferred Stock can convert into such number of shares that Summit would have received had it bought common stock at such lower price. Furthermore, the conversion rights of the Series A-1 Convertible Preferred Stock would also have been adjusted in the event that any shares, warrants, options or promissory note is issued with a price or conversion price less than $1.281 per share.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

On April 28, 2005, the Company issued 180,723 shares of series A-1 convertible preferred stock, convertible into 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock, to Commerce Energy Group, Inc., an affiliate of Commonwealth Energy Corporation, in consideration of Commerce Energy Group’s cancellation of a license agreement with the Company for single-phase technology (See Note 13). As a result, the Company will receive 100% of the benefits of future sales of the single-phase products. As of June 30, 2005, Commerce Energy Group, Inc. owned 1,928,310 shares of series A-1 convertible preferred stock, convertible into 1,603,645 shares of common stock.

On July 8, 2005, the Company’s 4,714,279 shares of outstanding Series A-1 Preferred Stock were converted into 3,918,848 shares of common stock. At December 31, 2006, there are no outstanding shares of Series A-1 Preferred Convertible Stock.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 19 — STOCKHOLDERS’ EQUITY:

On November 30, 2006, the Company issued and sold 10,700,008 shares of its common stock and 5,350,004 warrants to purchase its common stock (the “Equity Warrants”), in a private offering (the “Offering”) for $3,210,000 in cash, cancellation of indebtedness and in lieu of compensation owed to certain employees, officers and directors of the Company. The per share purchase price of the common stock was $0.30. The Equity Warrants have a per share exercise price of $0.40, are exercisable immediately and expire November 29, 2011. The Company must use best efforts to file a Registration Statement to register the common stock issued, together with those issuable upon exercise of the Equity Warrants, not later than 60 days from the termination of the Offering, and must use its best efforts to have the Registration Statement declared effective not later than 120 days from the termination of the Offering. Should the Company not be able to meet these registration requirements, the Company may be assessed liquidating damages. The Offering will terminate at the earlier of March 31, 2007, or when the Company raises gross proceeds of $4,500,000 under the Offering. The Equity Warrants have a cashless exercise provision, but only if the Registration Statement is not then effective.

The $3,210,000 investment included $250,000 from Steven Strasser, the Company’s Chief Executive Officer, $30,000 from John (BJ) Lackland, the Company’s Chief Financial Officer, $30,000 from Robert Murray, the Company’s former Chief Operating Officer, and $300,000 from George Boyadjieff, a Director of the Company.

The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder. No placement agent or underwriter is entitled to compensation in connection with either the Offering or the sale of the Notes and there is no commission, finder’s fee or other compensation due or owing to any party as a result of the transactions described herein

On July 8, 2005 the Company completed the first closing of private offering of Common Stock (the “JS Offering”) for $2,430,000, which netted approximately $1.8 million. On August 31, 2005 the Company completed the second and final closing under the Offering for $470,000, which netted approximately $400,000. In this offering, the Company issued a total of 14,500,000 shares of Common Stock and 7,250,000 Common Stock Warrants (the “Investor Warrants”). The per share purchase price of the Common Stock was $0.20 (the “Common Stock Purchase Price”). The Investor Warrants have a per share exercise price of $0.44 and expire 5 years from the date of issuance. The value of the Investor Warrants was approximately $990,000.

Joseph Stevens & Company, Inc. (the “Placement Agent”), a registered broker dealer, acted as the sole placement agent for the JS Offering. For its services, the Placement Agent received commissions and non-accountable fees totaling $237,900 and 2,600,001 warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have a per share exercise price of $0.20 and expire five years from the date of issuance. The value of the Placement Agent Warrants was $497,841.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Two convertible notes (the “Bridge Notes”) issued by the Company, to Summit Energy Ventures, LLC, on June 9, 2005 and June 16, 2005, in the aggregate principal amount of $300,000, were converted into 1,500,000 shares of common stock and 750,000 Investor Warrants, on the same terms as those offered to investors in the JS Offering and no commissions, fees or securities were issued to the Placement Agent in connection with such conversion.

In conjunction with the JS Offering, the Company entered into an agreement with the Placement Agent (the “Placement Agency Agreement”). The Placement Agency Agreement requires, among other things, the Company to pay certain fees related to the JS Offering; provides the Placement Agent a right of first refusal to manage any private or public offering of equity securities of the Company, under certain defined conditions, for a period of one year after the JS Offering; requires the Company to enter Lock-Up Agreements (as defined below) with all of the Company’s directors, officers and significant shareholders; grants the investors in the JS Offering and the Placement Agent certain registration rights, which require the Company to register their common stock as well as the common stock underlying the Investor Warrants and Placement Agent Warrants through filing a registration statement within sixty (60) days of closing the Offering, and make the registration statement effective (the “Effective Date”) within one hundred and twenty days (120) of closing the JS Offering; and grants the common stock, Investor Warrants and Placement Agent Warrants issued through the JS Offering “weighted average” anti-dilution protection for subsequent issuances of common stock (or securities convertible into common stock) at less than the Common Stock Purchase Price.

On various dates preceding July 8, 2005, the Company entered into lock-up agreements (the “Lock-Up Agreements”) with all of the Company’s officers, members of the board of directors and shareholders that held, prior to the JS Offering, more than 5% of the outstanding shares of the Company’s common stock. Specifically, the persons and companies entering Lock-Up Agreements with the Company included: Nicholas Anderson, Leonard Bellezza, John (BJ) Lackland, Rick Pulford, Raymond Skiptunis, Steven Strasser, Commerce Energy Group, and Summit Energy Ventures LLC. The Lock-Up Agreements restrict all of these persons and companies from selling any shares of common stock for a period of twelve months from the Effective Date (the “Lock-Up Period”); provided, however, that the Lock-Up Period shall terminate if at any time after the date which is ninety days after the Effective Date, the 20-day average of the closing bid price of the shares of common stock on the OTC Bulletin Board exceeds two hundred percent of the Common Stock Purchase Price of $0.20, or $0.40.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

NOTE 21 — 401(K) RETIREMENT PLAN:

On August 1, 2006, the Company adopted a 401(k) retirement plan (the 401(k) Plan). The 401(k) Plan is voluntary, and available to all employees who have been with the Company for at least six months. The Company may make discretionary contributions. The Company did not make any contributions in 2006.

NOTE 22 — SUBSEQUENT EVENTS:

On January 19, 2007, the Company issued and sold 666,668 shares of its common stock and 333,334 Equity Warrants, in the Offering for $200,000 in cash. The per share purchase price of the common stock was $0.30. The Equity Warrants have a per share exercise price of $0.40, are exercisable immediately and expire January 18, 2012. The Company must use best efforts to file a registration statement to register the common stock issued, together with those issuable upon exercise of the Equity Warrants, not later than 60 days from the termination of the Offering, and must use its best efforts to have the Registration Statement declared effective not later than 120 days from the termination of the Offering. Should the Company not be able to meet these registration requirements, the Company may be assessed liquidating damages. The Offering will terminate at the earlier of March 31, 2007, or when the Company raises gross proceeds of $4,500,000 under the Offering. The Equity Warrants have a cashless exercise provision, but only if the Registration Statement is not effective at the time of exercise.

On March 2, 2007, the Company issued and sold 1,583,336 shares of its common stock and 791,668 Equity Warrants, in the Offering for $475,000 in cash, under the same terms as described above.

On March 7, 2007, the Company issued and sold 333,334 shares of its common stock and 166,667 Equity Warrants, in the Offering, for $100,000 in cash, under the same terms as described above.

On March 30, 2007, the Company issued and sold 500,000 shares of its common stock and 250,000 Equity Warrants, in the Offering, for $150,000 in cash, under the same terms as described above.

On March 31, 2007, the Company issued and sold 333,334 shares of its common stock and 166,667 Equity Warrants, in the Offering, for $100,000 in cash, under the same terms as described above.

The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder. No placement agent or underwriter is entitled to compensation in connection with either the Offering or the sale of the Notes and there is no commission, finder’s fee or other compensation due or owing to any party as a result of the transactions described herein.

POWER EFFICIENCY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

On March 1, 2007, the Company entered into a consulting agreement with a sales and marketing advisor. The term of this agreement is for 12 months and calls for the advisor to assist the Company in sales and marketing strategies and business development. For his services, the Company agreed to issue the advisor 100,000 warrants, vesting quarterly form the date of the agreement. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the consultant. The agreement contains confidentiality and non-competition provisions. Each party has the right to cancel this agreement with no less than 10 days notice in writing.

On March 19, 2007, the Company reached an agreement with GE Fanuc Automation North America, Inc. (“GE”) to cease using its Power Genius name for its products. As consideration, GE will pay the Company a total of $20,000 in cash.

On March 21, 2007, the Company entered into a consulting agreement with a product manager. The term of this agreement is for two years and calls for the product manager to assist the company in product development and marketing. For his services, the Company agreed to pay the product manager $6,250 per month, due on the 1st of each month, as well as 400,000 stock options, which vest over the term of the agreement. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the product manager. The agreement contains confidentiality and non-competition provisions. Each party has the right to cancel this agreement upon 30 days written notice.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

(a) Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer, and Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, the Chief Executive Officer, and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.

During the year ended December 31, 2006, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons of the Company.

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS AND DIRECTORS

The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director’s election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Company’s current directors were either appointed by the plurality of votes cast by the holders of our common stock present, or represented, at the 2005 Annual Meeting of the Stockholders in February, 2006, or elected by the board.

Name	Age	Director Since	Position
Steven Z. Strasser	58	2002	Chairman, Chief Executive Officer
John (BJ) Lackland	36	2002	Director, Chief Financial Officer, and Secretary
Raymond J. Skiptunis	64	2002	Director, Chairman of the Audit Committee
George Boyadjieff	68	2006	Director, Senior Technical Advisor
Douglas M. Dunn	64	2006	Director
Richard Morgan	61	2007	Director
Gary Rado	65	2005	Director

Steven Strasser – Chairman and Chief Executive Officer. Prior to becoming the Company’s CEO in October 2004, Mr. Strasser was the Managing Director, founder and majority owner of Summit Energy Ventures LLC (“Summit”), the largest shareholder in Power Efficiency Corporation. Summit is a private equity firm focused on investments in companies with energy efficiency technologies. At Summit, Mr. Strasser spent four years, from 2001-2005, evaluating and investing in energy technology companies and serving on the boards of portfolio companies. Mr. Strasser has been a director since August 2002.

From 1984 through 2000, Mr. Strasser was the founder and CEO of Northwest Power Enterprises. Over its seventeen-year history, Northwest Power Enterprises and its predecessor companies were involved in multiple aspects of the energy development business.

Mr. Strasser received law degrees from McGill University, Montreal, Canada and the University of Washington, Seattle, Washington.

John (BJ) Lackland – Director, Chief Financial Officer, and Secretary. Mr. Lackland became the Company’s CFO in October 2004. Mr. Lackland has been the Vice President and Director Summit Energy Ventures since 2001, a private equity firm that is the largest shareholder in Power Efficiency Corporation. Summit focuses on investments in companies with energy efficiency technologies. At Summit, Mr. Lackland evaluated and invested in energy technology companies and served on the boards of portfolio companies. Prior to joining Summit, Mr. Lackland was the Director of Strategic Relations at Encompass Globalization, where he was in charge of strategic alliances and mergers and acquisitions. Prior to Encompass, he was the Director of Strategic Planning and Corporate Development at an Internet business development consulting company, where he was in charge of strategic planning and investor relations. Mr. Lackland has been an independent consultant to Fortune 1,000 companies and startups. Mr. Lackland also worked at The National Bureau of Asian Research, an internationally acclaimed research company focusing on U.S. policy toward Asia, where he led economic and political research projects for Microsoft, Dell, Compaq and U.S. government agencies. Mr. Lackland has been a director since August 2002.

Mr. Lackland earned an M.B.A. from the University of Washington Business School, an M.A. in International Studies (Asian Studies) from the University of Washington’s Jackson School of International Studies, and a B.A. in Politics, Philosophy and Economics from Claremont McKenna College.

Raymond J. Skiptunis – Director since July 2002. Mr. Skiptunis was a director at TAG Entertainment, a movie production company from 2004 until January, 2007. Until September 2006, Mr. Skiptunis also served as an executive consultant at TAG Entertainment, from 2004. Prior to TAG Entertainment, Mr. Skiptunis was a self employed business consultant from 2003 to 2005. From November of 2001 through October of 2003, Mr. Skiptunis worked with the Company in various capacities, including consultant, CFO and interim CEO. From 1990 to 1996, Mr. Skiptunis served as Vice Chairman and CEO of Teamstaff, Inc., a professional employer organization. Prior to his time with Teamstaff, Inc., Mr. Skiptunis was the Chairman and President of Venray Management Corp, a venture capital firm, from 1983 to 1990, and the Vice President, CFO and a board member of Biosearch Medical Products from 1978 to 1983. Mr. Skiptunis earned a Bachelor of Science in Accounting from Rutgers University.

George Boyadjieff – Director and Senior Technical Advisor. Mr. Boyadjieff has been a director of the Company since May 2006, and Senior Technical Advisor of the Company since April 2005. Mr. Boyadjieff is the retired CEO of the former Varco International, a New York Stock Exchange traded oil service company with over $1.3 billion in annual revenues at the time of Mr. Boyadjieff’s retirement. Varco has recently merged with National Oil Well to become National Oil Well Varco (NOV). Mr. Boyadjieff joined Varco in 1969 as Chief Engineer and was appointed CEO in 1991. Currently Mr. Boyadjieff is the Chairman of the Board and interim CEO of Southwall Technologies, a Silicon Valley hi-tech firm. Mr. Boyadjieff joined Southwall in December 2004 as chairman of the board.

Mr. Boyadjieff holds over 50 US patents related to oil and gas well drilling equipment.

Mr. Boyadjieff holds BS and MS degrees in Mechanical Engineering from the University of California at Berkeley and is a graduate of the University of California at Irvine executive program.

Dr. Douglas Dunn – Director since May 2006. Dr. Dunn has had an extensive career in research, business and academic leadership. Dr. Dunn served as dean of Carnegie Mellon University’s Graduate School of Industrial Administration (now the Tepper School of Business) from July 1996 through June 2002, after which he retired. He began his career AT&T Bell Laboratories, and his corporate experienced culminated in senior positions as a corporate officer leading Federal Regulatory Matters, Regional Government Affairs, and Visual Communications and Multimedia Strategy for AT&T. Dr. Dunn is a board member of Universal Stainless & Alloy Products, Inc. (NasdaqNM: USAP) and Solutions Consulting, a technology consulting firm, which is wholly owned by Perot Systems, Inc. He holds a Ph.D. in business from the University of Michigan, an MS in industrial management and a BS in physics from the Georgia Institute of Technology.

Richard Morgan – Director since January 2007. Mr. Morgan is currently the Dean and a Professor of Law at the William S. Boyd School of Law at the University of Nevada, Las Vegas, a position he has held since September 1, 1997. Mr. Morgan is an experienced legal educator, having served as dean at both the Arizona State University College of Law and the

University of Wyoming College of Law. Mr. Morgan earned his B.A. in Political Science at the University of California, Berkeley in 1967. In 1971 he received his J.D. from UCLA, where he was an editor of the UCLA Law Review. He practiced with the Los Angeles law firm of Nossaman, Krueger & Marsh in the corporate/securities areas from 1971 to 1980. He was a professor at the Arizona State University College of Law from 1980 to 1987 and served as associate dean from 1983 to 1987. He was dean at the University of Wyoming College of Law from 1987 to 1990 and returned to the Arizona State University College of Law in 1990, where he served as dean and professor of law until 1997. He currently serves as chair of the ABA Standards Review Committee.

Gary Rado – Director since September 2005. Mr. Rado retired in 2002 after being the President of Casio Inc. USA. Before joining Casio Inc. in 1996, Mr. Rado was with Texas Instruments Inc. for 21 years. He moved from District Sales Manager to Area Sales Manager to National Sales Manager of the Consumer Products Division. This division was responsible for home computer, calculator and educational products such as Speak and Spell. Mr. Rado was then promoted to Division Manager of Consumer Products worldwide and VP of marketing and sales. He ran the division for 7 years, with two years of running the division while based in Europe. Mr. Rado earned a Bachelors of Science in Business Administration from Concord College in 1963.

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

Our board of directors met twelve times in 2005 and fourteen times in 2006. None of the current directors missed more than three meetings during the period for which they have been a director and the meetings held by committees of the board of directors on which they serve.

We do not have a policy that requires directors to attend our annual meetings of stockholders.

Audit Committee

Raymond Skiptunis, Douglas Dunn and Gary Rado currently serve as our audit committee. Raymond Skiptunis, the Chairman of our audit committee qualifies as a financial expert. Our audit committee, among other things:

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

Compensation Committee

Raymond Skiptunis and Douglass Dunn currently function as our compensation committee. Our compensation committee, among other things:

•	recommends to the board of directors the compensation level of the executive officers;

•	reviews and makes recommendations to our board of directors with respect to our equity incentive plans;

•	establishes and reviews general policies relating to compensation and benefits of our employees.

Compensation of Directors

In January 2007, non-employee directors received options to purchase 100,000 shares of common stock per year for their board service, pro-rated for the quarters in the year they served. The Chairman of the Audit Committee received an additional 50,000 options per year, pro-rated for the quarters in the year he served, and $1,000 per month. Depending on the anticipated workload and organization, the board of directors may elect to increase the compensation for committee members and/or all non-executive board members.

Committee Interlocks and Insider Participation

None of our executive officers currently serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires that all executive officers and directors of the Company and all persons who beneficially own more than ten percent of the Company’s common stock file an initial report of their ownership of the Company’s securities on Form 3 and report changes in their ownership of the Company’s securities on Form 4 or Form 5. These filings must be made with the Securities and Exchange Commission and the National Association of Securities Dealers with a copy sent to the Company. To our knowledge, all executive officers, directors and all persons who beneficially own more than ten percent of the Company’s common stock have timely filed these filings.

CODE OF ETHICS

The Company has not adopted a code of ethics. The Company has been focused on developing technology, generating sales and raising capital to support operations and consequently has not focused on adopting a code of ethics. In early 2006, the Company developed and implemented an official Employee Manual that requires ethical behavior from its employees, and defines the consequences of unethical behavior by its employees.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth all annualized compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2006, 2005 and 2004. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2006.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Option/ Warrants (#)	LTIP Payouts ($)	All Other Compensation ($)
Steven Z. Strasser	2006	$288,750		—	—	—	—	—	—
Chairman and Chief	2005	275,000	(1)	—	—	—	4,612,500	—	—
Executive Officer	2004	60,000		—	—	—	—	—	—
Richard Koch (2)	2006	—		—	—	—	—	—	—
Former Chief Executive	2005	—		—	—	—	—	—	—
Officer	2004	$240,000		—	—	—	—	—	—
Nicolas Anderson (3)	2006	$76,313		—	—	—	—	—	—
Former Chief Technical	2005	215,000		—	—	—	2,000,000	—	—

Officer	2004	60,000	—	—	—	—	—	—
John (BJ) Lackland (4)	2006	$183,750	—	—	—	—	—	—
Director and Chief Financial	2005	175,000	—	—	—	2,215,000	—	—
Officer	2004	60,000	—	—	—	—	—	—
Keith Collin (5)	2006	—	—	—	—	—	—	—
Former Chief Financial	2005	—	—	—	—	—	—	—
	2004	$100,000	—	—	—	57,142	—	—
Robert M. Murray (6)	2006	$175,000	—	—	—	2,500,000	—	—
Chief Operating Officer	2005	—	—	—	—	—	—	—
Officer	2004	—	—	—	—	—	—	—
Tom Mills (7)	2006	—	—	—	—	—	—	—
Vice President of	2005	—	—	—	—	—	—	—
Government Operations	2004	$100,000	—	—	—	57,142	—	—
Mike Varney (8)	2006	$145,000	—	—	—	500,000	—	—
Vice President of Sales and	2005	—	—	—	—	—	—	—
Marketing	2004	—	—	—	—	—	—	—
Scott Lanning (9)	2006	—	—	—	—	—	—	—
General Manager of Sales	2005	$140,000	—	—	—	500,000	—	—
	2004	—	—	—	—	—	—	—

(1)	Effective June 1, 2005, Mr. Strasser entered into an employment contract with the Company. Mr. Strasser agreed to have his first year’s salary paid $60,000 in cash and options to purchase 1,612,500 shares of common stock at an exercise price equal to not less than market at date of grant in lieu of remaining cash vesting quarterly over one year. Mr. Strasser was also granted an additional 3,000,000 options on June 1, 2005 as part of his employment contract.
(2)	Mr. Koch resigned as Chief Executive Officer on August 27, 2004.
(3)	Mr. Anderson was terminated on May 15, 2006.
(4)	Effective June 1, 2005, Mr. Lackland entered into an employment contract with the Company. Mr. Lackland agreed to have his first year’s salary paid $120,000 in cash and options to purchase 412,500 shares of common stock at an exercise price equal to market at date of grant in lieu of remaining cash vesting quarterly over one year. Mr. Lackland was also granted an additional 1,800,000 options on June 1, 2005 as part of his employment contract.
(5)	Mr. Collin resigned as Chief Financial Officer in September 2004.
(6)	Mr. Murray resigned effective January 5, 2007 and all of Mr. Murray’s stock options were cancelled as of this date.
(7)	Mr. Mills resigned as Vice President of Government Operations in November 2004.
(8)	Mr. Varney resigned as Vice President of Sales and Marketing in October 2006 and all of Mr. Varney’s stock options were cancelled as of this date.
(9)	Mr. Lanning resigned as General Manager of Sales in January 2006 and all of Mr. Lanning’s stock options were cancelled as of this date.

During 2004, we hired the following officers: Steven Strasser, Chief Executive Officer, and John (BJ) Lackland, Chief Financial Officer. Effective June 1, 2005, the Company entered into employment agreements with the above officers. Please see the section below entitled “Compensation Agreements”. These two individuals comprise our current executive officers.

STOCK OPTION GRANTS DURING 2006

The following table shows all stock options granted during the year ended December 31, 2006 to the executive officers named in the Summary Compensation Table. These options were granted under our 2000 Plan established by our board of directors in March 2003 and September 2003, respectively. No stock appreciation rights have ever been granted by the Company.

Option/SAR Grants in 2006 Fiscal Year

	Individual Grants
Name	Number of securities underlying Options/SAR Granted(1)	Percentage of Total Options/SAR Granted to Employees in Fiscal Year(2)	Exercise Price or Base Price in Dollars per Share	Expiration Date
Rob Murray (3)	2,000,000	23.82%	$0.22	5/30/10
Rob Murray (3)	500,000	14.46%	$0.20	5/30/15

(1)

Each option vests over a three-to-five year period, with some already vested, and some yet to be vested. The exercise price of each option shown in the table was equal to or greater than the fair market value of the stock on the date of grant, and all options have ten-year terms. Vesting for each option accelerates in the event of a change of control, including a merger, sale or liquidation.

(2)	In 2006, we granted options to purchase a total of 5,587,500 shares to employees, directors and consultants under our stock option plan, of which, 3,000,000 have subsequently been cancelled.
(3)	Mr. Murray resigned effective January 5, 2007, all of Mr. Murray’s options were canceled as of this date.

Aggregate Option/SAR Exercises in 2006 and Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number or Securities Underlying Unexercised Options/SARs at December 31, 2006 (#) Exerciseable/Unexercisable	Value of Unexercised In-the-Money Options/ SARs at December 31, 2006 (#) Exercisable/Unexercisable
Steven Strasser	0	—	5,735,671 / 2,221,449	0 / 0
BJ Lackland	0	—	1,507,500 / 980,000	0 / 0

Long-Term Incentive Plans – Awards in 2006

Name	Number of Shares Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Based Plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Steven Strasser	0	—	—	—	—
BJ Lackland	0	—	—	—	—

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP

The following table sets forth information as to our shares of common stock beneficially owned as of March 31, 2007 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Shares Owned		Percent of Shares Owned(10)
Common Stock	Steven Strasser, CEO, Chairman of the Board	15,706,240	(2)	22.78%
Common Stock	John (BJ) Lackland, CFO, Director	1,607,500	(3)	2.33%
Common Stock	Raymond J. Skiptunis, Director	397,824	(4)	Less than 1%
Common Stock	Gary Rado, Director	150,000	(5)	Less than 1%
Common Stock	George Boyadjieff, Director	2,050,000	(6)	2.97%
Common Stock	Douglas Dunn, Director	100,000	(7)	Less than 1%
Common Stock	Richard Morgan, Director	25,000	(8)	Less than 1%
Common Stock	Summit Energy Ventures, LLC	8,803,901	(2)	12.77%
Common Stock	Sarkowski Family L.P.	5,429,689		7.88%
Common Stock	Ron Boyer	4,364,154		6.33%
Common Stock	Commerce Energy Group	3,838,333	(9)	5.57%
Common Stock	All Executive Officers and Directors as a Group (6 persons)	20,036,564		29.06%

(1)	Information in this table regarding directors and executive officers is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and executive officers has sole voting and/or investment power with respect to such shares. The address for each of the persons reported in the table other than Commerce Energy Group is in care of Power Efficiency Corporation at 3960 Howard Hughes Pkwy, Ste 460, Las Vegas, Nevada 89169.
(2)	Includes 8,803,901 common shares and common shares subject to options and warrants exercisable within 60 days of the date hereof held by Summit, in which Steven Strasser is one of two members, and 5,735,671 common shares subject to options and warrants which are presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Strasser was also granted an additional 2,221,449 common shares subject to options and warrants which will become exercisable after 60 days of the date hereof. Mr. Strasser’s options and warrants expire on various dates from May, 2010 through November, 2015.
(3)	Includes 1,607,500 common shares and common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Lackland was also granted an additional 980,000 common shares subject to options which will become exercisable after 60 days of the date hereof. Mr. Lackland’s options and warrants expire on various dates from May, 2010 through November, 2015.
(4)	Includes 375,285 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Skiptunis’ options and warrants expire on various dates from October, 2014 through January, 2017.
(5)	Includes 150,000 common shares subject to options presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Rado’s options expire on various dates from September, 2015 through January, 2017.
(6)	Includes 1,050,000 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Boyadjieff’s options and warrants expire on various dates from April, 2010 through January, 2017.
(7)	Includes 100,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof. Dr. Dunn’s options expire on various dates from May 2016 through January, 2017.
(8)	Includes 25,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Morgan’s options expire January, 2017.
(9)	Includes 589,284 common shares subject to warrants presently exercisable or which will become exercisable within 60 days of the date hereof, as well as 3,249,049 common shares owned by Commerce’s wholly owned subsidiary, Commonwealth Energy Corporation. Commerce was also granted 98,995 common shares subject to warrants which will become exercisable after 60 days of the date hereof. Commerce’s warrants expire on various dates from October 2009 through November 2011.
(10)	The percentage for common stock includes all common shares subject to options and warrants exercisable within 60 days of the date hereof.

Item 12. Certain Relationships, Related Transactions and Director Independence.

Relationship with EMTUCK, LLC and Northwest Power Management, Inc

On April 20, 2006 and May 19, 2006, we issued a total of $1,500,000 in senior secured debt to EMTUCK, LLC (“EMTUCK”), of which Northwest Power Management, Inc. (“NPM”) a management company wholly owned by Mr. Strasser, was the managing member. In connection with this transaction, we issued the members of EMTUCK 2,647,572 warrants to purchase our common stock, of which, Mr. Strasser received 1,323,786 warrants. The $1,500,000 in senior secured notes was paid off in full on November 30, 2006.

Relationship with Steven Strasser and Summit

Mr. Strasser, our CEO, owns 99.5% of Summit. As of December 31, 2006, Summit owned 6,803,901 shares of our common stock and 2,000,000 warrants to purchase common stock. The total voting power currently represented by Summit’s ownership of our common stock and voting equivalents is 19%. In addition, Mr. Strasser owns beneficially 15,428,948 shares of common stock (including those shares beneficially owned by Summit) issued or issuable on the exercise of options and warrants exercisable within 60 days of December 31, 2006.

The following summarizes transactions resulting in the issuance of our equity securities to Summit over the last two years:

•

On April 28, 2004, Summit acquired 1,204,819 shares of our Series A-1 Stock, convertible into 1,000,000 shares of common stock, for a total purchase price of $200,000 in cash. As part of the transaction, we issued to Summit five-year warrants to purchase 500,000 shares of our common stock at an exercise price per share equal to twice the average closing bid price per share for the five days preceding the date the warrants are issued.

•

On July 8, 2005, Summit acquired 3,000,000 shares of our common stock for a total purchase price of $600,000. As part of the transaction, Summit converted a $300,000 note payable into common stock. Summit was also issued 1,500,000 warrants in connection with this transaction.

•	Also on July 8, 2005, Summit converted 2,785,969 shares of our Series A-1 Convertible Preferred Stock into 2,315,203 shares of common stock.

•

On November 30, 2006, Mr. Strasser acquired 1,166,668 shares of our common stock for a total purchase price of $350,000. As part of the transaction, Mr. Strasser was issued 583,334 warrants to purchase common stock.

•	Also on November 30, 2006 we issued $550,000 in secured debt to Mr. Strasser. Mr. Strasser was issued 687,500 warrants in connection with this transaction.

Relationship with John (BJ) Lackland

Mr. Lackland, our CFO and COO, owns 0.5% of Summit. Mr. Lackland owns beneficially 1,517,500 shares of common stock, issued or issuable on the exercise of options and warrants exercisable within 60 days of December 31, 2006.

On November 30, 2006, Mr. Lackland acquired 100,000 shares of our common stock for a total purchase price of $30,000. Mr. Lackland was also issued 50,000 warrants in connection with this transaction.

Relationship with Commonwealth Energy Corporation and Commerce Energy Group

As of December 31, 2006, Commerce Energy Group, directly and through its wholly owned subsidiary, Commonwealth Energy Corporation, owns 3,249,049 shares of our common stock. The total voting power currently represented by Commonwealth’s ownership of our common stock is 9%.

Until June of 2004, Commonwealth was a member of Summit. At that time Summit was reorganized and Commonwealth ceased to be a member of Summit. Summit received the common and preferred shares it now owns as a distribution in connection with the reorganization.

On April 28, 2005, Commerce Energy Group agreed to acquire an additional 180,723 shares of our Series A-1 Convertible Preferred Stock convertible into 150,000 shares of our common stock in consideration of the cancellation of a license agreement with us. As part of the transaction, we issued to Commerce Energy Group five-year warrants to purchase 75,000 shares of our common stock at an exercise price per share equal to twice the average closing bid price per share for the five days preceding the date the warrants are issued.

On July 8, 2005, Commerce Energy Group converted 1,928,310 shares of our Series A-1 Convertible Preferred Stock into 1,603,645 shares of our common stock.

On November 30, 2006, we issued $200,000 in secured debt to Commerce Energy Group. Commerce Energy Group was issued 250,000 warrants in connection with this transaction.

Item 13.	Exhibits.

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K filed during the fourth quarter of 2006:

On October 27, 2006, the Company filed a current report on Form 8-K reporting an Item 1 and an Item 3 event. The Item 1 event involved the extension of the maturity date of certain of the Company’s Pali Notes, with a gross principal value of $1,464,806, from October 26, 2006 to November 26, 2006. The Item 3 event involved the decrease of the exercise price for the warrants held by the holders of the Pali Notes, from $0.65 to $0.50. That form is incorporated herein by reference.

On December 5, 2006, the Company filed a current report on Form 8-K reporting an Item 1, Item 2 and an Item 3 event. The Item 1 event involved the sale and issuance of 10,700,008 shares of common stock for $3,210,000, in a private equity offering. The Item 2 event involved the issuance of $2,000,000 in senior secured debt in a private debt offering. The Item 3 event involved the issuance of 10,700,008 shares of common stock and 5,350,004 warrants in connection with the private equity offering and the issuance of 2,500,000 warrants in connection with the private debt offering. That form is incorporated herein by reference.

On January 11, 2007, the Company filed a current report on Form 8-K reporting an Item 5 event. The Item 5 event involved the resignation of the Company’s Chief Operating Officer, who also served as a director of the Company. That form is incorporated herein by reference.

On January 24, 2007, the Company filed a current report on Form 8-K reporting an Item 1, Item 3, and an Item 5 event. The Item 1 and the Item 3 event involved the sale and issuance of 666,668 shares of the Company’s common stock and 333,334 warrants, for $200,000, in connection with a private equity offering. The Item 5 event involved the election of a new director to the Company’s Board of Directors. That form is incorporated herein by reference.

On March 8, 2007, the Company filed a current report on Form 8-K reporting an Item 1, and an Item 3 event. The Item 1 and the Item 3 event involved the sale and issuance of 1,916,670 shares of the Company’s common stock and 958,335 warrants, for $575,000, in connection with a private equity offering. That form is incorporated herein by reference.

On March 23, 2007, the Company filed a current report on Form 8-K reporting an Item 8 event. The Item 8 event involved the Company announcing its record date and meeting date for its 2007 Annual Meeting of Stockholders. That form is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed in fiscal years 2006 and 2005 for professional services rendered by the principal registered accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $53,051 and $55,110, respectively.

(2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 14(1) above were $7,420 and $13,316, respectively. The audit-related fees were for professional services rendered in conjunction with SEC Registration Statement filings and amendments thereto.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2006 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $3,000 and $6,750, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2006 and 2005 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 15(3) above were $0 and $0, respectively.

(5) Audit Committee Approval

During fiscal year 2006 and 2005, the Audit Committee pre-approved all engagements and fees for services the principal registered accountant provided since it was formally formed. Prior to the formation of the Audit Committee, the entire Board functioned as the Audit Committee and pre-approved all engagements and fees for services the principal registered accountant provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: March 31, 2007	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief Executive Officer and Chairman of the Board

Dated: March 31, 2007	By:	/s/ JOHN LACKLAND
John Lackland, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 2007	By:	/s/ GARY RADO
Gary Rado, Director

Dated: March 31, 2007	By:	/s/ GEORGE BOYADJIEFF
George Boyadjieff, Director

Dated: March 31, 2007	By:	/s/ DOUGLAS DUNN
Dr. Douglas Dunn, Director

Dated: March 31, 2007	By:	/s/ RICHARD MORGAN
Richard Morgan, Director

Dated: March 31, 2007	By:	/s/ RAYMOND J. SKIPTUNIS
Raymond J. Skiptunis, Director

EXHIBIT INDEX

Description of Document

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-SB filed on October 20, 2000.

3.2	Amendment to the Certificate of Incorporation of the Company dated June 5, 2002, incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on June 18, 2002.

3.3	Amendment to the Certificate of Incorporation of the Company dated July 6, 2005; incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.4	Amendment to the Certificate of Incorporation of the Company dated October 13, 2005; incorporated by reference to Exhibit 3.4 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.5	Amended and Restated By-laws of the Company dated March 23, 2004; incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-QSB filed on May 14, 2004.

4.1	Stock Purchase Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K filed on June 18, 2002.

4.2	Registration Rights Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.4 to Company’s Current Report on Form 8-K filed on June 18, 2002.

4.3	Certificate of Designation dated June 13, 2002, incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K filed on June 18, 2002.

4.4	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Power Efficiency Corporation, incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K filed on May 25, 2003.

4.5	Specimen common stock Certificate of the Company, incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2/A Registration Statement filed December 8, 2005.

4.6	Agreement dated April 22, 2005, between the Company and Summit Energy Ventures, LLC, for the issuance of preferred stock and warrants; incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

4.7	Agreement dated April 22, 2005, between the Company and Commerce Energy Group, Inc., for the issuance of preferred stock and warrants; incorporated by reference to Exhibit 4.7 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

4.8	Letter of Intent dated April 18, 2005, between the Company and Joseph Stevens & Company, Inc., with respect to the private offering of common stock and warrants; incorporated by reference to Exhibit 4.8 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

5.1	Opinion of Jones Vargas as to the legality of the Company’s common stock, incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2/A Registration Statement filed December 8, 2005.

10.1	Lease Agreement for Company’s Ann Arbor, Michigan facility dated February 16, 1996, incorporated by reference to Exhibit 10(c) to Company’s Annual Report on Form 10-SB filed on October 20, 2000.

10.2	Stock Purchase Warrant dated June 14, 2002, incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K filed on June 18, 2002.

10.3	Amended and Restated Stockholders’ Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.3 to Company’s Current Report on Form 8-K filed on June 18, 2002.

10.4	United States Patent #5,821,726, incorporated by reference to Exhibit 10(g) to Company’s Annual Report on Form 10-SB filed on October 20, 2000.

10.5	1994 Stock Option Plan, incorporated by reference to Exhibit 10(i) to Company’s Annual Report on Form 10-SB filed on October 20, 2000.

10.6	Patent License Agreement (DN-858) with NASA, incorporated by reference to Exhibit 10.10 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.7	Patent License Agreement (DE-256) with NASA incorporated by reference to Exhibit 10.11 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.8	Settlement and Release Agreement with NASA incorporated by reference to Exhibit 10.12 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.9	Modification No. 1 to Patent License Agreement (DE-256) with NASA, incorporated by reference to Exhibit 10.13 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.10	Product Warranty, incorporated by reference to Exhibit 10.16 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.11	Test Report from Medsker Electric, Inc., incorporated by reference to Exhibit 10.17 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.12	Test Report from Oak Ridge National Laboratory, incorporated by reference to Exhibit 10.18 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.13	Test Report from Oregon State University – The Motor Systems Resource Facility, incorporated by reference to Exhibit 10.19 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.14	Test Report from Otis Elevator Co., incorporated by reference to Exhibit 10.20 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.15	Employment Agreement with Stephen Shulman, incorporated by reference to Exhibit 10.23 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.16	Employment Agreement with Nicholas Anderson, incorporated by reference to Exhibit 10.24 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.17	Employment Agreement with Raymond J. Skiptunis, incorporated by reference to Exhibit 10.24 to Company’s Annual Report on Form 10-KSB filed on March 31, 2003.

10.18	Revolving Credit Note dated May 8, 2003, incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed May 25, 2003.

10.19	Security Agreement dated May, 2003, incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed May 25, 2003.

10.20	Certificate of Amendment of Warrant, incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed May 25, 2003.

10.21	Employment Agreement with Richard Koch dated June 9, 2003, incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed June 20, 2003.

10.22	Settlement and Release Agreement with Raymond J. Skiptunis dated June 9, 2003, incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed June 20, 2003.

10.23	Employment Agreement with Raymond J. Skiptunis dated June 9, 2003 incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed June 20, 2003.

10.24	Employment Agreement with Keith Collin dated November 13, 2003, incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.25	Employment Agreement with Thomas Mills dated October 6, 2003, incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.26	Subscription Agreement with Nicholas Anderson dated September 30, 2003, incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.27	Settlement Agreement with Nicholas Anderson dated September 30, 2003, incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.28	Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy Ventures, LLC dated October 3, 2003, incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.29	Promissory Note granted to Stephen Shulman dated September 15, 2003 incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.30	Amendment to the Amended and Restated Stockholders’ Agreement among Anthony Caputo, Nicholas Anderson, Philip Elkus, Stephen Shulamn, Performance Control, LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003, incorporated by reference to Exhibit 10.7 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.31	Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23, 2003, incorporated by reference to Exhibit 10.9 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.32	Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003 incorporated by reference to Exhibit 10.10 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.33	Warrant Agreement with Summit Energy Ventures, LLC dated February 26, 2004, incorporated by reference to Exhibit 10.33 to Company’s Current Report on Form 8-K filed February 27, 2004.

10.34	Consulting Agreement with Raymond Skiptunis dated September 22, 2003, incorporated by reference to Exhibit 10.35 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.35	Business Property Lease with Arens Investment Company dated November 1, 2003, incorporated by reference to Exhibit 10.36 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.36	Subscription Agreement with Richard Koch dated December 23, 2003, incorporated by reference to Exhibit 10.37 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.37	Subscription Agreement with Raymond Skiptunis dated January 8, 2004, incorporated by reference to Exhibit 10.38 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.38	Subscription Agreement with Leonard Bellezza dated February 16, 2004, incorporated by reference to Exhibit 10.39 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.39	Letter agreement with Pali Capital, Inc. dated February 25, 2004, incorporated by reference to Exhibit 10.40 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.40	Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004, incorporated by reference to Exhibit 10.41 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.41	Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.42 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.42	Line of Credit Agreement with Summit Energy Ventures, LLC, incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed May 5, 2004.

10.43	Single Phase Licensing Agreement with Commerce Energy Group, incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.

10.44	Settlement and Consulting Agreement with Ray Skiptunis dated September 27, 2004, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.45	Settlement Agreement with Richard Koch dated December 15, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.46	Management Agreement with Northwest Power Management, Inc. dated November 18, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.47	Business Property Lease Amendment involving Glenborough LLC and Northwest Power Management, Inc. dated February 7, 2005, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.48	Settlement and Consulting Agreement with Keith Collin dated September 27, 2004, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.49	Settlement Agreement with Tom Mills dated December 21, 2004, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.50	Business Property Sublease with Famair, Inc. dated February 11, 2005, incorporated by reference to Exhibit10.51 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.51	Placement Agency Agreement Dated as of June 1, 2005, between the Company and Joseph Stevens & Co., Inc.; incorporated by reference to Exhibit 10.51 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

10.52	Form of Placement Agent Warrant issued pursuant to Exhibit 10.51; incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K Filed on July 15,2005

10.53	Form of Investor Warrant; incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-k filed on July 15, 2005

10.54	Consulting agreement with George Boyadjieff, dated June 9, 2005; incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on March 31, 2006

10.55	Consulting agreement with Steven Blum dated February 21, 2006; incorporated by reference to Exhibit 10.55 to the Company’s Form 10-KSB filed on March 31, 2006

10.56	Consulting agreement with CEO Cast, Inc, dated January 2, 2006; incorporated by reference to Exhibit 10.56 to the Company’s Form 10-KSB filed on March 31, 2006

10.57	Letter agreement with USBX Advisory Services, LLC, dated January 6, 2006; incorporated by reference to Exhibit 10.57 to the Company’s Form 10-KSB filed on March 31, 2006

10.58	Employment agreement with Steven Strasser dated June 1, 2005; incorporated by reference to Exhibit 8.1 to the Company’s Current Report of Form 8-K filed July 13, 2005.

10.59	Employment agreement with John Lackland dated June 1, 2005; incorporated by reference to Exhibit 8.2 to the Company’s Current Report on Form 8-K filed on July 13, 2005.

10.60	Employment agreement with Nicholas Anderson dated June 1, 2005; incorporated by reference to Exhibit 8.3 to the Company’s Current Report on Form 8-K filed on July 13, 2005.

10.61	Interim financing agreement with EMTUCK, LLC dated April 18, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.62	Promissory note granted to EMTUCK, LLC dated April 19, 2006; incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.63	Security agreement with EMTUCK, LLC dated April 19, 2006; incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.64	Form of EMTUCK Warrant; incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.65	Promissory note granted to EMTUCK, LLC dated May 19, 2006; incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2006.

10.66	Form of Pali Note Extension Consent Letter dated October 23, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2006.

10.67	Form of Securities Purchase Agreement, dated November 30, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.68	Form of Note, dated November 30, 2006; incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.69	Form of Debt Warrant; incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.70	Form of Equity Warrant; incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

13.1	Annual Report on Form 10-KSB for the year ended December 31, 2004, incorporated by reference filed on March 31, 2005.

13.2	Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004, incorporated by reference filed on September 21, 2005.

13.3	Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005, incorporated by reference filed on August 15, 2005.

20.1	Registration Statement on Form SB-2, incorporated by reference filed on December 20, 2005

22.1	Proxy Statement on Form DEF 14A, incorporated by reference filed on January 27, 2006

23.1	Consent of Sobel & Co., LLC, Certified Public Accountants, incorporated by reference to Exhibit 23.1 to the Company’s Post Effective Amendment no. 1 to Form SB-2 Registration Statement filed on September 19, 2006.

23.2	Consent of Ellenoff Grossman & Schole, LLP (included in Exhibit 5.1).

24.1	Power of Attorney incorporated by reference to Exhibit 24.1 to the Company’s Post Effective Amendment No. 1 to Form SB-2 Registration Statement filed on September 19, 2006.

31.1	Certification of Steven Strasser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2	Certification of John Lackland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32.1	Certification of Steven Strasser pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

32.2	Certification of John Lackland pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith