Form 10KSB/A
period 2006-12-31
POWER EFFICIENCY CORP
filed 2007-05-14
CIK 1024075

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
EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-KSB/A to Power Efficiency Corporation’s (the “Company” or the “Registrant”) Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 31, 2007, is being filed to amend the Original Filing as follows:
•	Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company is amended to properly reflect the rules adopted in the executive compensation releases in Release Nos. 33-8732A and 33-8765.

•	Item 10. Executive Compensation is amended to properly reflect the rules adopted in the executive compensation releases in Release Nos. 33-8732A and 33-8765.
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
Customers
The Company currently does business with approximately 20 customers. Of this number, four, including KONE, Inc., Caesar’s Palace, Rinker Materials, and Rapid Granulator, presently account for approximately 75% of the Company’s gross revenues. These customers and their respective gross revenue percentages are KONE, Ine. — 53%; Rapid Granulator — 13%; Caesar’s Palace — 5%; and Rinker Materials — 4%. In light of the Company’s intentions to focus its business on a limited number of markets, the Company is, and may continue to be, dependent upon a limited number of customers. Accordingly, the loss of one or more of these customers may have a material adverse effect upon the Company’s business.
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
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining available
for future issuance
	Number of		under 2000 Stock
	securities to be		Option and
	issued upon	Weighted average	Restricted Stock
	exercise of	exercise price of	Plan (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights (a)	and rights (b)	(a))(c)
2000 Stock Option and Restricted Stock Plan approved by security holders	13,284,896	$0.35	6,715,104
Equity compensation plans not approved by security holders	0	0.00	0

Total	13,284,896	$0.35	6,715,104

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
On March 31, 2007, the Company issued 333,334 shares if common stock to an accredited investor on the sixth and final closing of a private offering of common stock for $100,000 in cash.
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
Cash Requirements and Need for Additional Funds
The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $3.0 — $3.6 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and operations during the next twelve months. If the Company is unable to obtain funding on reasonable terms or finance its need through current operations, the Company will be forced to restructure, file for bankruptcy or cease operations.
Notable changes to expenses are expected to include an increase in the Company’s sales personnel and efforts, and developing more advanced versions of the Company’s technology and products.
Recent Accounting Pronouncements
See “Note 2 — Summary of Significant Accounting Policies” to the Financial Statements for an explanation of recent accounting pronouncements impacting the Company.

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
/s/ Sobel & Co., LLC
Certified Public Accountants
March 31, 2007
Livingston, New Jersey

POWER EFFICIENCY CORPORATION
BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$1,693,584
Accounts receivable, net of reserve and allowance of $40,916	32,193
Inventories, net	117,639
Prepaid expenses and other current assets	70,468

Total Current Assets	1,913,884

PROPERTY AND EQUIPMENT, Net	76,056

OTHER ASSETS:
Deposits	33,875
Patents, net	33,811
Goodwill	1,929,963
Inventories — long-term, net	39,213
Deferred financing costs, net	11,228

2,048,090

$4,038,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$537,133
Accrued salaries and payroll taxes	47,970
Notes payable — Arens Investment Company, net	10,087

Total Current Liabilities	595,190

LONG-TERM LIABILITIES:
Notes Payable - 2008, net	1,397,927

Total Long-Term Liabilities	1,397,927

Total Liabilities	1,993,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $0.001 par value 10,000,000 shares autorized, none issued or outstanding	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,042,009 shares issued and oustanding	35,042
Additional paid-in capital	24,927,839
Accumulated deficit	(22,917,968)

Total Stockholders’ Equity	2,044,913

$4,038,030

See report of independent registered public accounting firm and notes to financial statements.	F-2

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

REVENUES	$188,811	$276,405

COMPONENTS OF COST OF SALES:
Material, labor and overhead	136,240	245,789

GROSS MARGIN	52,571	30,616

COSTS AND EXPENSES:
Research and development	567,591	418,016
Selling, general and administrative	3,118,233	1,641,307
Depreciation and amortization	34,028	22,470

Total Costs and Expenses	3,719,852	2,081,793

LOSS FROM OPERATIONS	(3,667,281)	(2,051,177)

OTHER INCOME (EXPENSE):
Interest income	9,243	13,847
Interest expense	(1,354,195)	(529,387)

Total Other Expenses, Net	(1,344,952)	(515,540)

LOSS BEFORE PROVISION FOR TAXES	(5,012,233)	(2,566,717)

PROVISION FOR TAXES	(8,542)	(3,846)

NET LOSS	$(5,020,775)	$(2,570,563)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.20)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	25,150,386	14,254,029

See report of independent registered public accounting firm and notes to financial statements.	F-3

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2006 AND 2005

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2005	5,020,418	$5,020	3,328,737	$3,329	$16,386,611	$(15,326,630)	$1,068,330
Issuance of preferred stock	—	—	1,385,542	1,386	238,638	—	240,024
Issuance of common stock	14,500,000	14,500	—	—	1,360,633	—	1,375,133
Common stock issued upon conversion of preferred stock	3,918,848	3,919	(4,714,279)	(4,715)	796	—	—
Warrants and options issued in connection with services from consultants and vendors and the forgiveness of indebtedness	—	—	—	—	140,502	—	140,502
Warrants and options issued in connection with the issuance of common stock	—	—	—	—	1,487,891	—	1,487,891
Expenses related to issuance of common stock	—	—	—	—	(425,894)	—	(425,894)
Net loss						(2,570,563)	(2,570,563)

Balance, December 31, 2005	23,439,266	$23,439	—	$—	$19,189,177	$(17,897,193)	$1,315,423
Issuance of common stock	11,000,008	11,000	—	—	3,199,300	—	3,210,300
Common stock issued upon exercise of warrants	602,735	603	—	—	(603)	—	—
Warrants and options issued in connection with the issuance of common stock and debt securities and to employees and consultants	—	—	—	—	2,569,965	—	2,569,965
Expenses related to issuance of common stock	—	—	—	—	(30,000)	—	(30,000)
Net loss						(5,020,775)	(5,020,775)

Balance, December 31, 2006	35,042,009	$35,042	—	$—	$24,927,839	$(22,917,968)	$2,044,913

See report of independent registered public accouning firm and notes to financial statements.	F-4

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005

CASH FLOWS PROVIDED BY (USED FOR):
operating activities:
Net loss	$(5,020,775)	$(2,570,563)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	11,470	14,963
Depreciation and amortization	34,028	22,470
Loss on disposition of fixed assets	585	—
Debt discount related to issuance of debt securities	1,039,451	252,015
Amortization of deferred financing costs	70,364	80,584
Warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness, the issuance of debt, and to employees and consultants	1,074,848	140,502
Common Stock issued for consulting services	90,000	—
Changes in certain assets and liabilities:
Accounts receivable	26,464	(53,556)
Inventory	14,487	16,478
Prepaid expenses and other	(3,206)	(65,337)
Deposits	(33,875)	—
Restricted cash related to payment of indebtedness	(4,688)	215,033
Other assets	—	(6,339)
Accounts payable and accrued expenses	(55,454)	(46,685)
Customer deposits	(5,105)	5,105
Accrued salaries and payroll taxes	4,682	(85,179)

Net Cash Used for Operating Activities	(2,756,724)	(2,080,509)

investing activities:
Purchase of property, equipment and other assets	(90,567)	(4,613)

Net Cash Used for Investing Activities	(90,567)	(4,613)

financing activities:
Deferred financing costs	—	(63,457)
Proceeds from issuance of equity securities, net of costs	3,180,000	2,677,153
Proceeds from issuance of debt securities	2,000,000	125,000
Proceeds from line of credit	1,500,000	—
Note payable from legal settlement with former landlord, net	—	38,297
Payments on notes payable	(1,648,245)	—
Payments on line of credit	(1,500,000)	—
Payments on loans to stockholders, officers and former officers	—	(75,222)

Net Cash Provided by Financing Activities	3,531,755	2,701,771

INCREASE IN CASH	684,464	616,649

CASH
Beginning of year	1,009,120	392,471

End of year	$1,693,584	$1,009,120

See report of independent registered public accounting firm and notes to financial statements.	F-5

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
A reconciliation of the statutory tax rates for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

Statutory rate	(34)%	(34)%
State income tax — all states	(6)%	(6)%

	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 11 — WARRANTS:

Warrant activity during the years ended December 31, 2006 and 2005 follows:

		Average
	Warrants	Exercise Price

Warrants outstanding at January 1, 2005	2,580,702	$0.77
Issued during 2005	10,678,657	0.39
Expired during 2005	(7,142)	14.00

Warrants outstanding at December 31, 2005	13,252,217	0.45
Issued during 2006	10,821,576	0.36
Exercised during 2006	(1,701,063)	0.20

Warrants outstanding at December 31, 2006	22,372,730	$0.42

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 12 — STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2005 and 2004 follows:

		Average
	Shares	Exercise Price

Options outstanding and exercisable at January 1, 2005	3,172,732	$2.00
Granted during 2005	11,250,000	0.27
Cancelled during 2005	(1,857,396)	0.72
Expired during 2005	(94,973)	8.46

Options outstanding and exercisable at December 31, 2005	12,470,363	$0.46
Granted during 2006	5,587,500	0.24
Cancelled during 2006	(3,259,592)	0.45
Expired during 2006	(63,375)	14.00

Options outstanding and exercisable at December 31, 2006	14,734,896	$0.33

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
The following table provides relevant information as to reported results for the years ended December 31, 2006 and 2005 under the intrinsic value method of accounting for stock options with supplemental information as if the fair value recognition provisions of SFAS No. 123R has not been applied:

	2006	2005

Net loss — as reported	$(5,050,775)	$(2,570,563)
Required adjustment to net loss	1,074,848	—

Net loss — pro forma	$(3,975,927)	$(2,570,563)

Loss per common share — as reported	(0.20)	(0.18)
Loss per common share — pro forma	(0.16)	(0.18)

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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
On March 31, 2007, the Company issued and sold 333,334 shares of its common stock and 166,667 Equity Warrants in the Offering, for $100,000 in cash, under the same terms as described above.

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

		Director
Name	Age	Since	Position
Steven Z. Strasser	58	2002	Chairman, Chief Executive Officer
John (BJ) Lackland	36	2002	Director, Chief Financial Officer, and Secretary
Raymond J. Skiptunis	64	2002	Director, Chairman of the Audit Committee
George Boyadjieff	68	2006	Director, Senior Technical Advisor
Douglas M. Dunn	64	2006	Director
Richard Morgan	61	2007	Director
Gary Rado	65	2005	Director

Director Independence
Pursuant to SEC rules, a majority of our Board of Directors is comprised of independent directors, as defined under Section 121(A) of the American Stock Exchange Constitution and Rules. Messrs. Skiptunis, Dunn, Morgan and Rado are independent directors. Our audit committee is comprised of Messrs. Skiptunis, Dunn and Rado; and our compensation committee is comprised of Messrs. Skiptunis and Dunn, all of whom are independent directors.
          Steven Strasser — Chairman and Chief Executive Officer. Prior to becoming the Company’s CEO in October 2004, Mr. Strasser was the Managing Director, founder and majority owner of Summit Energy Ventures LLC (“Summit”), the largest shareholder in Power Efficiency Corporation. Summit is a private equity firm focused on investments in companies with energy efficiency technologies. At Summit, Mr. Strasser spent four years, from 2001-2005, evaluating and investing in energy technology companies and serving on the boards of portfolio companies. Mr. Strasser has been a director since August 2002.
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
          Mr. Strasser received law degrees from McGill University, Montreal, Canada and the University of Washington, Seattle, Washington.
          John (BJ) Lackland — Director, Chief Financial Officer, and Secretary. Mr. Lackland became the Company’s CFO in October 2004. Mr. Lackland has been the Vice President and Director Summit Energy Ventures since 2001, a private equity firm that is the largest shareholder in Power Efficiency Corporation. Summit focuses on investments in companies with energy efficiency technologies. At Summit, Mr. Lackland evaluated and invested in energy technology companies and served on the boards of portfolio companies. Prior to joining Summit, Mr. Lackland was the Director of Strategic Relations at Encompass Globalization, where he was in charge of strategic alliances and mergers and acquisitions. Prior to Encompass, he was the Director of Strategic Planning and Corporate Development at an Internet business development consulting company, where he was in charge of strategic planning and investor relations. Mr. Lackland has been an independent consultant to Fortune 1,000 companies and startups. Mr. Lackland also worked at The National Bureau of Asian Research, an internationally acclaimed research company focusing on U.S. policy toward Asia, where he led economic and political research projects for Microsoft, Dell, Compaq and U.S. government agencies. Mr. Lackland has been a director since August 2002.
          Mr. Lackland earned an M.B.A. from the University of Washington Business School, an M.A. in International Studies (Asian Studies) from the University of Washington’s Jackson School of International Studies, and a B.A. in Politics, Philosophy and Economics from Claremont McKenna College.
          Raymond J. Skiptunis — Director since July 2002. Mr. Skiptunis was a director at TAG Entertainment, a movie production company from 2004 until January, 2007. Until September 2006, Mr. Skiptunis also served as an executive consultant at TAG Entertainment, from 2004. Prior to TAG Entertainment, Mr. Skiptunis was a self employed business consultant from 2003 to 2005. From November of 2001 through October of 2003, Mr. Skiptunis worked with the Company in various capacities, including consultant, CFO and interim CEO. From 1990 to 1996, Mr. Skiptunis served as Vice Chairman and CEO of Teamstaff, Inc., a professional employer organization. Prior to his time with Teamstaff, Inc., Mr. Skiptunis was the Chairman and President of Venray Management Corp, a venture capital firm, from 1983 to 1990, and the Vice President, CFO and a board member of Biosearch Medical Products from 1978 to 1983. Mr. Skiptunis earned a Bachelor of Science in Accounting from Rutgers University.
          George Boyadjieff — Director and Senior Technical Advisor. Mr. Boyadjieff has been a director of the Company since May 2006, and Senior Technical Advisor of the Company since April 2005. Mr. Boyadjieff is the retired CEO of the former Varco International, a New York Stock Exchange traded oil service company with over $1.3 billion in annual revenues at the time of Mr. Boyadjieff’s retirement. Varco has recently merged with National Oil Well to become National Oil Well Varco (NOV). Mr. Boyadjieff joined Varco in 1969 as Chief Engineer and was appointed CEO in 1991. Currently Mr. Boyadjieff is the Chairman of the Board and interim CEO of Southwall Technologies, a Silicon Valley hi-tech firm. Mr. Boyadjieff joined Southwall in December 2004 as chairman of the board.
          Mr. Boyadjieff holds over 50 US patents related to oil and gas well drilling equipment.
          Mr. Boyadjieff holds BS and MS degrees in Mechanical Engineering from the University of California at Berkeley and is a graduate of the University of California at Irvine executive program.
          Dr. Douglas Dunn — Director since May 2006. Dr. Dunn has had an extensive career in research, business and academic leadership. Dr. Dunn served as dean of Carnegie Mellon University’s Graduate School of Industrial Administration (now the Tepper School of Business) from July 1996 through June 2002, after which he retired. He began his career AT&T Bell Laboratories, and his corporate experienced culminated in senior positions as a corporate officer leading Federal

Regulatory Matters, Regional Government Affairs, and Visual Communications and Multimedia Strategy for AT&T. Dr. Dunn is a board member of Universal Stainless & Alloy Products, Inc. (NasdaqNM: USAP) and Solutions Consulting, a technology consulting firm, which is wholly owned by Perot Systems, Inc. He holds a Ph.D. in business from the University of Michigan, an MS in industrial management and a BS in physics from the Georgia Institute of Technology.
          Richard Morgan — Director since January 2007. Mr. Morgan is currently the Dean and a Professor of Law at the William S. Boyd School of Law at the University of Nevada, Las Vegas, a position he has held since September 1, 1997. Mr. Morgan is an experienced legal educator, having served as dean at both the Arizona State University College of Law and the University of Wyoming College of Law. Mr. Morgan earned his B.A. in Political Science at the University of California, Berkeley in 1967. In 1971 he received his J.D. from UCLA, where he was an editor of the UCLA Law Review. He practiced with the Los Angeles law firm of Nossaman, Krueger & Marsh in the corporate/securities areas from 1971 to 1980. He was a professor at the Arizona State University College of Law from 1980 to 1987 and served as associate dean from 1983 to 1987. He was dean at the University of Wyoming College of Law from 1987 to 1990 and returned to the Arizona State University College of Law in 1990, where he served as dean and professor of law until 1997. He currently serves as chair of the ABA Standards Review Committee.
          Gary Rado — Director since September 2005. Mr. Rado retired in 2002 after being the President of Casio Inc. USA. Before joining Casio Inc. in 1996, Mr. Rado was with Texas Instruments Inc. for 21 years. He moved from District Sales Manager to Area Sales Manager to National Sales Manager of the Consumer Products Division. This division was responsible for home computer, calculator and educational products such as Speak and Spell. Mr. Rado was then promoted to Division Manager of Consumer Products worldwide and VP of marketing and sales. He ran the division for 7 years, with two years of running the division while based in Europe. Mr. Rado earned a Bachelors of Science in Business Administration from Concord College in 1963.
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
     Audit Committee
          Raymond Skiptunis, Douglas Dunn and Gary Rado currently serve as our audit committee. Messrs. Skiptunis, Dunn and Rado are each independent directors as required by Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A(3)(b)(1) of the Securities Exchange Act of 1934 and Section 121(A) of the American Stock Exchange Constitution and Rules. Raymond Skiptunis, the Chairman of our audit committee qualifies as a financial expert. Our audit committee, among other things:
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

     Compensation Committee
          Raymond Skiptunis and Douglas Dunn currently function as our compensation committee. Messrs. Skiptunis and Dunn are independent directors as required by SEC Rules and as defined in Section 121(A) of the American Stock Exchange Constitution and Rules. Our compensation committee, among other things:
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

SUMMARY COMPENSATION TABLE

							Nonqualified
				Stock	Option	Non-Equity	Deferred	All Other
			Bonus	Awards	Awards	Incentive Plan	Compensation	Compensation
Name and principal position	Year	Salary ($)	($)	($)	($)	Compensation ($)	Earnings ($)	($)	Total ($)
Steven Z. Strasser(1)	2006	$288,750	—	—	—	—	—	—	$288,750
Chairman and Chief	2005	$275,000	—	—	$2,218,566	—	—	—	$2,493,566
Executive Officer	2004	$60,000	—	—	—	—	—	—	$60,000

John (BJ) Lackland (2)	2006	$183,750	—	—	—	—	—	—	$183,750
Director and Chief	2005	$175,000	—	—	$1,003,908	—	—	—	$1,178,908
Financial Officer	2004	$60,000	—	—	—	—	—	—	—

Robert M. Murray (3)	2006	$175,000	—	—	$670,000 (3)	—	—	—	$845,000
Chief Operating Officer	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—

1. Effective June 1, 2005, Mr. Strasser entered into an employment contract with the Company. Mr. Strasser agreed to have his first year’s salary paid $60,000 in cash and options to purchase 1,612,500 shares of common stock at an exercise price equal to not less than market at date of grant in lieu of remaining cash vesting quarterly over one year. Mr. Strasser was also granted an additional 3,000,000 options on June 1, 2005 as part of his employment contract.

2. Effective June 1, 2005, Mr. Lackland entered into an employment contract with the Company. Mr. Lackland agreed to have his first year’s salary paid $120,000 in cash and options to purchase 412,500 shares of common stock at an exercise price equal to market at date of grant in lieu of remaining cash vesting quarterly over one year. Mr. Lackland was also granted an additional 1,800,000 options on June 1, 2005 as part of his employment contract.

3. Mr. Murray resigned effective January 5, 2007 and all of Mr. Murray’s stock options were cancelled as of this date.
Narrative Disclosure to Summary Compensation Table
          During 2004, we hired the following officers: Steven Strasser, Chief Executive Officer, and John (BJ) Lackland, Chief Financial Officer. Effective June 1, 2005, the Company entered into employment agreements with the above officers. These two individuals comprise our current executive officers. The term of each agreement is five years. In the event of a defined change in control of the Company, each agreement will provide for accelerated vesting of stock options and a cash severance payment equal to 2.99 times the executive’s then current salary and previous year’s bonus.
          The following table sets forth the material financial terms of the agreements for each of our executives as of December 31, 2006:

				Common Stock
Name	Salary (1)		Bonus(4)	Options(5)
Steven Strasser	$275,000	(2)		3,000,000
BJ Lackland	$175,000	(3)		1,800,000

(1)	To be increased annually by at least 5% of prior year.

(2)
First year’s salary to be paid $60,000 in cash and options to purchase 1,612,500 shares of Common Stock at an exercise price equal to not less than market at date of grant in lieu of remaining cash vesting quarterly over one year.

(3)
First year’s salary to be paid $120,000 in cash and options to purchase 412,500 shares of Common Stock at an exercise price equal to market at date of grant in lieu of remaining cash vesting quarterly over one year.

(4)	At the Board’s discretion.

(5)	Vesting evenly and quarterly over five years.
Outstanding equity awards
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive			Number		Plan Awards:	Market or
			Plan Awards:			of	Market	Number of	Payout Value
		Number of	Number of			Shares	Value of	Unearned	of Unearned
	Number of	Securities	Securities			or Units	Shares or	Shares,	Shares, Units
	Securities	Underlying	Underlying			of Stock	Units of	Units or	or Other
	Underlying	Unexercised	Unexercised	Option		That	Stock	Other Rights	Rights That
	Unexercised	Options	Unearned	Exercise	Option	Have Not	That Have	That Have	Have Not
	Options (#)	(#)	Options	Price	Expiration	Vested	Not Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
Steven Strasser	1,022,727	1,550,002	—	$0.22	5/31/2010	—	—	—	—
	1,693,773	399,998	—	$0.20	5/31/2015	—	—	—	—
	550,000	50,000	—	$0.65	11/28/2015	—	—	—	—

BJ Lackland	1,042,500	1,170,000	—	$0.20	5/31/2015	—	—	—	—
	325,000	50,000	—	$0.65	11/28/2015	—	—	—	—

Robert M. Murray(1)	—	2,500,000	—	$0.25	4/16/2016	—	—	—	—

1.	Mr. Murray resigned effective January 5, 2007 and all of Mr. Murray’s stock options were cancelled as of this date.
Stock Option Plan Narrative Disclosure
As of December 31, 2006, we had an aggregate of 14,734,896 shares of Common Stock available for issuance under our stock plans. The following is a description of our plans.
2000 Stock Option and Restricted Stock Plan, or the 2000 Plan
The 2000 Plan, was adopted by our board of directors and our stockholders in 2000. On February 23, 2004, the 2000 Plan was amended and restated. As of December 31, 2006, no restricted shares of Common Stock have been issued, and none of the outstanding options to purchase 14,734,896 shares of our Common Stock have been exercised pursuant to the 2000 Plan.
Share Reserve. Under the 2000 Plan, we have initially reserved for issuance an aggregate of 20,000,000 shares.
Administration. The 2000 Plan is administered by the board of directors. The stock option awards qualify as “performance-based-compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, or the Code, with two or more outside directors within the meaning of Section 162(m) of the Code. The board of directors has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration payable upon exercise.
Eligibility. Awards under the 2000 Plan may be granted to any of our employees, directors or consultants or those of our affiliates.

Options. With respect to non-statutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Code and incentive stock options, the exercise price must be at least equal to the fair market value of our Common Stock on the date of grant. In addition, the exercise price for any incentive stock option granted to any employee owning more than 10% of our Common Stock may not be less than 110% of the fair market value of our Common Stock on the date of grant. The term of any stock option may not exceed ten years, except that with respect to any participant who owns 10% or more of the voting power of all classes of our outstanding capital stock, the term for incentive stock options must not exceed five years.
Stock Awards. The administrator may determine the number of shares to be granted and impose whatever conditions to vesting it determines to be appropriate, including performance criteria. The criteria may be based on financial performance, personal performance evaluations and/or completion of service by the participant. The administrator will determine the level of achievement of performance criteria. Unless the administrator determines otherwise, shares that do not vest typically will be subject to forfeiture or to our right of repurchase, which we may exercise upon the voluntary or involuntary termination of the participant’s service with us for any reason, including death or disability.
Adjustments upon Merger or Change in Control. The 2000 Plan provides that in the event of a merger with or into another corporation or a “change in control,” including the sale of all or substantially all of our assets, and certain other events, our board of directors (or a committee of the board of directors) may, in its discretion, provide for some or all of:
•	assumption or substitution of, or adjustment to, each outstanding award;

•	acceleration of the vesting of options and stock appreciation rights;

•	termination of any restrictions on stock awards or cash awards; or

•	cancellation of awards in exchange for a cash payment to the participant.
Amendment and Termination. The board of directors has the authority to amend, alter or discontinue the 2000 Plan, subject to the approval of the stockholders, but no amendment will impair the rights of any award, unless mutually agreed to between the participant and the administrator.
Compensation of Directors Summary Table
DIRECTOR COMPENSATION

	Fees			Non-Equity	Non-Qualified
	Earned or			Incentive	Deferred
	Paid in	Stock		Plan	Compensation	All
	Cash	Awards	Option Awards	Compensation	Earnings	Other
Name (a)	($)	($)	($)	($)	($)	Compensation ($)	Total ($)
Raymond J. Skiptunis	$6,000	—	$39,038	—	—	—	$45,038
George Boyadjieff	—	—	$26,025	—	—	—	$26,025
Douglas M. Dunn	—	—	$26,025	—	—	—	$26,025
Richard Morgan	—	—	—	—	—	—	—
Gary Rado	—	—	$8,675	—	—	—	$8,675
Narrative to Director Compensation
          In January 2007, non-employee directors received options to purchase 100,000 shares of common stock per year for their board service, pro-rated for the quarters in the year they served. Employee directors do not receive compensation for serving on the board of directors. The Chairman of the Audit Committee received an additional 50,000 options per year, pro-rated for the quarters in the year he served, and $1,000 per month. Depending on the anticipated workload and organization, the board of directors may elect to increase the compensation for committee members and/or all non-executive board members.

Compensation Disclosure and Analysis
          Our compensation discussion and analysis addresses the following topics:
•	The members and role of our Compensation Committee;

•	Our compensation-setting process; and

•	Our compensation decisions for fiscal year 2006.
          Raymond Skiptunis and Douglas Dunn are the members of our compensation committee. The primary goals of the compensation committee are to (i) recommend to the board of directors the compensation level of the executive officers; (ii) review and make recommendations to our board of directors with respect to our equity incentive plan; and (iii) establish and review general policies relating to compensation and benefits of our employees.
          Currently, the base salaries of both of our executives are determined by their employment contracts. However, the compensation committee reviews the many factors in recommending stock option and year end bonus awards of our executives. Among the factors that are part of the compensation committee’s recommendation are:
•	the Company’s overall performance;

•	the individual executive’s performance and responsibilities; and

•	market conditions that affect executive salary.
          The compensation decisions made in fiscal 2006 for the named executive officers were as follows:
•	We did not increase base salaries for the named executive officers, and there is no plan to do so in fiscal 2007.

•	In 2006, no bonuses were awarded to the named executive officers.

•	In 2006, only one then-named executive officer received a stock option grant, and these grants were subsequently canceled upon the executive officer’s resignation.
Limitation of Liability and Indemnification of Directors and Officers
Our certificate of incorporation provides that the personal liability of our directors shall be limited to the fullest extent permitted by the provisions of Section 102(b)(7) of the General Corporation Law of the State of Delaware, or the DGCL. Section 102(b)(7) of the DGCL generally provides that no director shall be liable personally to us or our stockholders for monetary damages for breach of fiduciary duty as a director, provided that our certificate of incorporation does not eliminate the liability of a director for (i) any breach of the director’s duty of loyalty to us or our stockholders; (ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) acts or omissions in respect of certain unlawful dividend payments or stock redemptions or repurchases; or (iv) any transaction from which such director derives improper personal benefit. The effect of this provision is to eliminate our rights and the rights of our stockholders through stockholders’ derivative suits on our behalf, to recover monetary damages against a director for breach of her or his fiduciary duty of care as a director including breaches resulting from negligent or grossly negligent behavior except in the situations described in clauses (i) through (iv) above. The limitations summarized above, however, do not affect our or our stockholders’ ability to seek non-monetary remedies, such as an injunction or rescission, against a director for breach of her or his fiduciary duty.
In addition, our certificate of incorporation and bylaws provide that we shall, to the fullest extent permitted by Section 145 of the DGCL, indemnify all directors and officers who we may indemnify pursuant to Section 145 of the DGCL. Section 145 of the DGCL permits a company to indemnify an officer or director who was or is a party or is threatened to be made a party to any proceeding because of his or her position, if the officer or director acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of such company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. We have entered into indemnification agreements with our directors and officers consistent with indemnification to the fullest extent permitted under the DGCL.
We maintain a directors’ and officers’ liability insurance policy covering certain liabilities that may be incurred by our directors and officers in connection with the performance of their duties. The entire premium for such insurance is paid by us.

Insofar as indemnification for liabilities arising under the Securities Act, our directors and officers, and persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
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

	Name and Address of			Percent of
Title of Class	Beneficial Owner(1)	Shares Owned		Shares Owned(10)
Common Stock	Steven Strasser, CEO, Chairman of the Board	15,706,240	(2)	22.78%
Common Stock	John (BJ) Lackland, CFO, Director	1,607,500	(3)	2.33%
Common Stock	Raymond J. Skiptunis, Director	397,824	(4)	Less than 1%
Common Stock	Gary Rado, Director	150,000	(5)	Less than 1%
Common Stock	George Boyadjieff, Director	2,050,000	(6)	2.97%
Common Stock	Douglas Dunn, Director	100,000	(7)	Less than 1%
Common Stock	Richard Morgan, Director	25,000	(8)	Less than 1%
Common Stock	Summit Energy Ventures, LLC	8,803,901	(2)	12.77%
Common Stock	Sarkowski Family L.P.	5,429,689		7.88%
Common Stock	Ron Boyer	4,364,154		6.33%
Common Stock	Commerce Energy Group	3,838,333	(9)	5.57%
Common Stock	All Executive Officers and Directors as a Group (6 persons)	20,036,564		29.06%

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
On March 8, 2007, the Company filed a current report on Form 8-K reporting an Item 1, and an Item 3 event. The Item 1 and the Item 3 event involved the sale and issuance of 1,916,670 shares of the Company’s common stock and 958,335 warrants for $575,000, in connection with a private equity offering. That form is incorporated herein by reference.
On March 23, 2007, the Company filed a current report on Form 8-K reporting an Item 8 event. The Item 8 event involved the Company announcing its record date and meeting date for its 2007 Annual Meeting of Stockholders. That form is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
(1) Audit Fees.
The aggregate fees billed in fiscal years 2006 and 2005 for professional services rendered by the principal registered accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Companys Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $53,051 and $55,110, respectively.
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

power efficiency corporation
Dated: May 14, 2007	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief
Executive Officer and Chairman of the Board

Dated: May 14, 2007	By:	/s/ JOHN LACKLAND
John Lackland, Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 14, 2007	By:	/s/ Gary Rado
Gary Rado, Director

Dated: May 14, 2007	By:	/s/ George boydjieff
George Boyadjieff, Director

Dated: May 14, 2007	By:	/s/ Douglas Dunn
Dr. Douglas Dunn, Director

Dated: May 14, 2007	By:	/s/ Richard Morgan
Richard Morgan, Director

Dated: May 14, 2007	By:	/s/ Raymond J. Skiptunis
Raymond J. Skiptunis, Director

EXHIBIT INDEX
Description of Document

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-SB filed on October 20, 2000.

3.2	Amendment to the Certificate of Incorporation of the Company dated June 5, 2002, incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on June 18, 2002.

3.3	Amendment to the Certificate of Incorporation of the Company dated July 6, 2005; incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.4	Amendment to the Certificate of Incorporation of the Company dated October 13, 2005; incorporated by reference to Exhibit 3.4 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.5	Amended and Restated By-laws of the Company dated March 23, 2004; incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-QSB filed on May 14, 2004.

4.1	Stock Purchase Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K filed on June 18, 2002.

4.2	Registration Rights Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.4 to Company’s Current Report on Form 8-K filed on June 18, 2002.

4.3	Certificate of Designation dated June 13, 2002, incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K filed on June 18, 2002.

4.4	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Power Efficiency Corporation, incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K filed on May 25, 2003.

4.5	Specimen common stock Certificate of the Company, incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2/A Registration Statement filed December 8, 2005.

4.6	Agreement dated April 22, 2005, between the Company and Summit Energy Ventures, LLC, for the issuance of preferred stock and warrants; incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

4.7	Agreement dated April 22, 2005, between the Company and Commerce Energy Group, Inc., for the issuance of preferred stock and warrants; incorporated by reference to Exhibit 4.7 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

4.8	Letter of Intent dated April 18, 2005, between the Company and Joseph Stevens & Company, Inc., with respect to the private offering of common stock and warrants; incorporated by reference to Exhibit 4.8 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

5.1	Opinion of Ellenoff Grossman & Schole, LLP as to the legality of the Company’s common stock, incorporated by reference to Exhibit 5.1 to the Company’s Form SB-2 Registration Statement filed April 25, 2007.

10.1	Lease Agreement for Company’s Ann Arbor, Michigan facility dated February 16, 1996, incorporated by reference to Exhibit 10(c) to Company’s Annual Report on Form 10-SB filed on October 20, 2000.

10.2	Stock Purchase Warrant dated June 14, 2002, incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K filed on June 18, 2002.

10.3	Amended and Restated Stockholders’ Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.3 to Company’s Current Report on Form 8-K filed on June 18, 2002.

10.4	United States Patent #5,821,726, incorporated by reference to Exhibit 10(g) to Company’s Annual Report on Form 10-SB filed on October 20, 2000.

10.5	1994 Stock Option Plan, incorporated by reference to Exhibit 10(i) to Company’s Annual Report on Form 10-SB filed on October 20, 2000.

10.6	Patent License Agreement (DN-858) with NASA, incorporated by reference to Exhibit 10.10 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.7	Patent License Agreement (DE-256) with NASA incorporated by reference to Exhibit 10.11 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.8	Settlement and Release Agreement with NASA incorporated by reference to Exhibit 10.12 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.9	Modification No. 1 to Patent License Agreement (DE-256) with NASA, incorporated by reference to Exhibit 10.13 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.10	Product Warranty, incorporated by reference to Exhibit 10.16 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.11	Test Report from Medsker Electric, Inc., incorporated by reference to Exhibit 10.17 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.12	Test Report from Oak Ridge National Laboratory, incorporated by reference to Exhibit 10.18 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.13	Test Report from Oregon State University — The Motor Systems Resource Facility, incorporated by reference to Exhibit 10.19 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.14	Test Report from Otis Elevator Co., incorporated by reference to Exhibit 10.20 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.15	Employment Agreement with Stephen Shulman, incorporated by reference to Exhibit 10.23 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.16	Employment Agreement with Nicholas Anderson, incorporated by reference to Exhibit 10.24 to Company’s Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.17	Employment Agreement with Raymond J. Skiptunis, incorporated by reference to Exhibit 10.24 to Company’s Annual Report on Form 10-KSB filed on March 31, 2003.

10.18	Revolving Credit Note dated May 8, 2003, incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed May 25, 2003.

10.19	Security Agreement dated May, 2003, incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed May 25, 2003.

10.20	Certificate of Amendment of Warrant, incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K filed May 25, 2003.

10.21	Employment Agreement with Richard Koch dated June 9, 2003, incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed June 20, 2003.

10.22	Settlement and Release Agreement with Raymond J. Skiptunis dated June 9, 2003, incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed June 20, 2003.

10.23	Employment Agreement with Raymond J. Skiptunis dated June 9, 2003 incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed June 20, 2003.

10.24	Employment Agreement with Keith Collin dated November 13, 2003, incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.25	Employment Agreement with Thomas Mills dated October 6, 2003, incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.26	Subscription Agreement with Nicholas Anderson dated September 30, 2003, incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.27	Settlement Agreement with Nicholas Anderson dated September 30, 2003, incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.28	Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy Ventures, LLC dated October 3, 2003, incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.29	Promissory Note granted to Stephen Shulman dated September 15, 2003 incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.30	Amendment to the Amended and Restated Stockholders’ Agreement among Anthony Caputo, Nicholas Anderson, Philip Elkus, Stephen Shulamn, Performance Control, LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003, incorporated by reference to Exhibit 10.7 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.31	Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23, 2003, incorporated by reference to Exhibit 10.9 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.32	Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003 incorporated by reference to Exhibit 10.10 to Company’s Quarterly Report on Form 10-QSB filed November 14, 2003.

10.33	Warrant Agreement with Summit Energy Ventures, LLC dated February 26, 2004, incorporated by reference to

Exhibit 10.33 to Company’s Current Report on Form 8-K filed February 27, 2004.

10.34	Consulting Agreement with Raymond Skiptunis dated September 22, 2003, incorporated by reference to Exhibit 10.35 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.35	Business Property Lease with Arens Investment Company dated November 1, 2003, incorporated by reference to Exhibit 10.36 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.36	Subscription Agreement with Richard Koch dated December 23, 2003, incorporated by reference to Exhibit 10.37 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.37	Subscription Agreement with Raymond Skiptunis dated January 8, 2004, incorporated by reference to Exhibit 10.38 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.38	Subscription Agreement with Leonard Bellezza dated February 16, 2004, incorporated by reference to Exhibit 10.39 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.39	Letter agreement with Pali Capital, Inc. dated February 25, 2004, incorporated by reference to Exhibit 10.40 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.40	Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004, incorporated by reference to Exhibit 10.41 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.41	Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.42 to Company’s Annual Report on Form 10-KSB filed March 10, 2004.

10.42	Line of Credit Agreement with Summit Energy Ventures, LLC, incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed May 5, 2004.

10.43	Single Phase Licensing Agreement with Commerce Energy Group, incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.

10.44	Settlement and Consulting Agreement with Ray Skiptunis dated September 27, 2004, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.45	Settlement Agreement with Richard Koch dated December 15, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.46	Management Agreement with Northwest Power Management, Inc. dated November 18, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.47	Business Property Lease Amendment involving Glenborough LLC and Northwest Power Management, Inc. dated February 7, 2005, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.48	Settlement and Consulting Agreement with Keith Collin dated September 27, 2004, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.49	Settlement Agreement with Tom Mills dated December 21, 2004, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.50	Business Property Sublease with Famair, Inc. dated February 11, 2005, incorporated by reference to Exhibit10.51 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

10.51	Placement Agency Agreement Dated as of June 1, 2005, between the Company and Joseph Stevens & Co., Inc.; incorporated by reference to Exhibit 10.51 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

10.52	Form of Placement Agent Warrant issued pursuant to Exhibit 10.51; incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K Filed on July 15,2005

10.53	Form of Investor Warrant; incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-k filed on July 15, 2005

10.54	Consulting agreement with George Boyadjieff, dated June 9, 2005; incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on March 31, 2006

10.55	Consulting agreement with Steven Blum dated February 21, 2006; incorporated by reference to Exhibit 10.55 to the Company’s Form 10-KSB filed on March 31, 2006

10.56	Consulting agreement with CEO Cast, Inc, dated January 2, 2006; incorporated by reference to Exhibit 10.56 to the Company’s Form 10-KSB filed on March 31, 2006

10.57	Letter agreement with USBX Advisory Services, LLC, dated January 6, 2006; incorporated by reference to Exhibit 10.57 to the Company’s Form 10-KSB filed on March 31, 2006

10.58	Employment agreement with Steven Strasser dated June 1, 2005; incorporated by reference to Exhibit 8.1 to the Company’s Current Report of Form 8-K filed July 13, 2005.

10.59	Employment agreement with John Lackland dated June 1, 2005; incorporated by reference to Exhibit 8.2 to the Company’s Current Report on Form 8-K filed on July 13, 2005.

10.60	Employment agreement with Nicholas Anderson dated June 1, 2005; incorporated by reference to Exhibit 8.3 to the Company’s Current Report on Form 8-K filed on July 13, 2005.

10.61	Interim financing agreement with EMTUCK, LLC dated April 18, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.62	Promissory note granted to EMTUCK, LLC dated April 19, 2006; incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.63	Security agreement with EMTUCK, LLC dated April 19, 2006; incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.64	Form of EMTUCK Warrant; incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.65	Promissory note granted to EMTUCK, LLC dated May 19, 2006; incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2006.

10.66	Form of Pali Note Extension Consent Letter dated October 23, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2006.

10.67	Form of Securities Purchase Agreement, dated November 30, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.68	Form of Note, dated November 30, 2006; incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.69	Form of Debt Warrant; incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.70	Form of Equity Warrant; incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

13.1	Annual Report on Form 10-KSB for the year ended December 31, 2004, incorporated by reference filed on March 31, 2005.

13.2	Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004, incorporated by reference filed on September 21, 2005.

13.3	Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005, incorporated by reference filed on August 15, 2005.

20.1	Registration Statement on Form SB-2, incorporated by reference filed on December 20, 2005.

20.2	Post Effective Amendment No. 1 to Form SB-2 Registration Statement, incorporated by reference filed on September 19, 2006.

20.3	Post Effective Amendment No. 2 to Form SB-2 Registration Statement, incorporated by reference filed on April 30, 2007.

20.4	Registration Statement on Form SB-2, incorporated by reference filed on April 25, 2007.

22.1	Proxy Statement on Form DEF 14A, incorporated by reference filed on May 4, 2007.

23.1	Consent of Sobel & Co., LLC, Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.1 to the Company’s Post Effective Amendment No. 2 to Form SB-2 Registration Statement filed on May 4, 2007.

23.2	Consent of Ellenoff Grossman & Schole, LLP (included in Exhibit 5.1).

24.1	Power of Attorney incorporated by reference to Exhibit 24.1 to the Company’s Post Effective Amendment No. 1 to Form SB-2 Registration Statement filed on September 19, 2006.

31.1	Certification of Steven Strasser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2	Certification of John Lackland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32.1	Certification of Steven Strasser pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

32.2	Certification of John Lackland pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith