Form 10QSB
period 2007-03-31
POWER EFFICIENCY CORP
filed 2007-05-15
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Suite 460 Las Vegas, NV 89109 (Address of Principal Executive Offices)	(702) 697-0377 (Issuer’s Telephone Number, Including Area Code)

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

The number of shares outstanding of the Issuer’s Common Stock, $.001 Par Value, as of April 30, 2007 was 38,516,676.

Transitional Small Business Disclosure Format (check one):   Yes   ☐   No   ☒

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET

Unaudited

March 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$1,917,501
Accounts receivable, net	35,239
Inventory, net of reserve	114,841
Prepaid expenses and other current assets	105,715
Total Current Assets	2,173,296

PROPERTY AND EQUIPMENT, Net	104,109
OTHER ASSETS:
Patents, net	34,349
Deposits	33,875
Goodwill	1,929,963
Inventory — long term, net	39,213
Deferred financing costs, net	7,860
Total Other Assets	2,045,260

Total Assets	$4,322,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$468,259
Accrued salaries and payroll taxes	47,970
Notes payable — Arens Investment Company, net	2,778
Total Current Liabilities	519,007

LONG TERM LIABILITIES
Notes payable — 2008, net	1,476,458

Total Liabilities	1,995,465

STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 38,516,676 issued and outstanding	38,517
Additional paid-in capital	26,128,395
Accumulated deficit	(23,839,712)
Total Stockholders’ Equity	2,327,200

Total Liabilities and Stockholders’ Equity	$4,322,665

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended March 31,
	2007	2006

REVENUES	$36,615	$24,344

COST OF SALES	34,639	28,004

GROSS MARGIN (LOSS)	1,976	(3,660)

COSTS AND EXPENSES:
Research and development	94,712	96,625
Selling, general and administrative	675,455	889,125
Depreciation and amortization	8,975	6,471
Total Costs and Expenses	779,142	992,221

LOSS FROM OPERATIONS	(777,166)	(995,881)

OTHER INCOME (EXPENSE):
Interest income	12,320	3,718
Interest expense	(156,897)	(136,486)
Total Other Expenses, net	(144,577)	(132,768)

NET LOSS	$(921,743)	$(1,128,649)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING OUTSTANDING, BASIC	36,765,138	23,640,933

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the three months ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(921,743)	$(1,128,649)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	8,975	6,471
Debt discount related to issuance of debt securities	79,555	70,288
Warrants and options issued to employees and consultants	179,030	360,490
Common stock issued for consulting services	—	90,000
Amortization of deferred financing costs	3,368	18,312
Changes in assets and liabilities:
Accounts receivable, trade	(3,047)	32,617
Accounts receivable, other	—	(17,930)
Inventory	2,798	2,741
Prepaid expenses and other current assets	(36,032)	(49,573)
Accounts payable and accrued expenses	(68,875)	3,162
Accrued salaries and payroll taxes	—	(11,252)
Net Cash Used for Operating Activities	(755,971)	(623,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(36,780)	(65,263)
Net Cash Used for Investing Activities	(36,780)	(65,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	1,025,000	—
Payments on notes payable	(8,332)	(8,333)
Payments to stockholders and former officers	—	(15,526)
Net Cash Provided (Used for) by Financing Activities	1,016,668	(23,859)

Increase (Decrease) in cash	223,917	(712,445)

Cash at beginning of period	1,693,584	1,009,120

Cash at end of period	$1,917,501	$296,675

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2006 on Form 10-KSB, Form SB-2 and Post Effective Amendment No. 2 to Form SB-2.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $756,000 from operations for the three months ended March 31, 2007, and lacks sufficient liquidity to continue its operations.

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

NOTE 3 — NOTES PAYABLE

On November 30, 2006, the Company entered into a financing transaction in which the Company issued $2,000,000, before discount, of its two year, senior, secured promissory notes (collectively the “Notes”, individually a “Note”).   The Notes bear interest of 15% per annum.  Interest due under the Notes is payable quarterly, with the principal and final quarterly interest payment becoming due November 30, 2008.  The Notes have a first priority security interest in all of the assets of the Company.  Upon the occurrence of an “Event of Default” (as defined in the Note, included herein as an exhibit) the holder may, upon written notice to the Company, elect to declare the entire principal amount of the Note then outstanding together with accrued unpaid interest thereon due and payable.  Upon receipt of such notice, the Company shall have seven business days to cure the Event of Default, and if uncured on the eighth business day, all principal and interest shall become immediately due and payable.  The Company also issued with 2,500,000 warrants (the “Debt Warrants”) to purchase common stock of the Company to the holders of the Notes.  The Debt Warrants have a per share exercise price of $0.40 and expire November 29, 2011.  1,250,000 of the Debt Warrants are exercisable immediately, with the remaining 1,250,000 Debt Warrants becoming exercisable in equal amounts over 24 months beginning December 29, 2006.  The common stock issuable upon exercise of the Debt Warrants has piggyback registration rights, and can be included in the Company’s next registration statement.  The Debt Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Debt Warrants is not then effective.

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

NOTE 4 — CONSULTING AGREEMENTS

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

On March 21, 2007, the Company entered into a consulting agreement with a product manager.  The term of this agreement is for two years and calls for the product manager to assist the company in product development and marketing.  For his services, the Company agreed to pay the product manager $6,250 per month, due on the 1st of each month, as well as 400,000 stock options, which vest over the term of the agreement.  In addition, the Company will reimburse all reasonable and necessary expenses incurred by the product manager.  The agreement contains confidentiality and non-competition provisions.  Each party has the right to cancel this agreement upon 30 days written notice.  On April 11, 2007, the Company and the product manager mutually agreed to terminate this agreement.  All options issued in connection with this agreement to the product manager were cancelled as of April 11, 2007.

NOTE 5 — STOCKHOLDERS’ EQUITY

On January 19, 2007, the Company issued and sold 666,668 shares of its common stock and 333,334 warrants to purchase common stock (the “Equity Warrants”), in a private offering of common stock and Equity Warrants (the “Offering”) for $200,000 in cash.  The per share purchase price of the common stock was $0.30.  The Equity Warrants have a per share exercise price of $0.40, are exercisable immediately and expire January 18, 2012.  The Company must use its best efforts to file a registration statement to register the common stock issued, together with those issuable upon exercise of the Equity Warrants, not later than 60 days from the termination of the Offering, and must use its best efforts to have the Registration Statement declared effective not later than 120 days from the termination of the Offering.  Should the Company not be able to meet these registration requirements, the Company may be assessed liquidating damages.  The Offering terminated on March 31, 2007.  The Equity Warrants have a cashless exercise provision, but only if the Registration Statement is not effective at the time of exercise.

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

NOTE 6 — ACCOUNTING FOR SHARE BASED PAYMENTS

Beginning in 2006, the Company is accounting for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.”  SFAS No. 123R requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.  Shown in the table at the end of this note are the Company’s operations on an unaudited, pro forma basis with non-cash compensation and non-cash interest expense stated separately.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. The impact of applying SFAS No. 123R approximated $179,000 in additional compensation expense during the first quarter of 2007 and $360,000 during the first quarter of 2006.  Such amount is included in selling, general and administrative expense and research and development expenses on the statement of operations.

	For the three months ended March 31 (Unaudited)
	2007	2006

Total Revenues	$36,615	$24,344
Total Cost of Product Revenues	34,639	28,004

Gross Margin	1,976	(3,660)

Costs and Expenses:
Research and development	86,705	96,625
Selling, general and administration	503,798	438,635
SFAS 123 stock option expense*	179,030	360,490
Other non-cash consideration*	—	90,000
Depreciation and amortization	8,975	6,471

Total Costs and Expenses	778,508	992,221

Loss From Operations	(776,532)	(995,881)

Other (Expense) Income:
Cash interest (expense) income, net	(65,022)	(62,480)
Non-cash interest (expense) income,net*	(79,555)	(70,288)

Total Other (Expense) Income	(144,577)	(132,768)

Net Loss	$(921,109)	$(1,128,649)

*Sum of non-cash compensation and non-cash interest expense	258,585	520,778

Net Loss excluding non-cash compensation and non-cash interest	$(662,524)	$(607,871)

NOTE 7 — OTHER EVENTS

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

The Company began generating revenues from sales of its patented EcoPro line of motor controllers in late 1995. As of March 31, 2007, the Company had total stockholders’ equity of $2,327,834 primarily due to (i) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (ii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iii) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (iv) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003.

RESULTS OF OPERATIONS: FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.

REVENUES

Total revenues for the three months ended March 31, 2007, were approximately $37,000 compared to $24,000 for the three months ended March 31, 2006, an increase of $13,000 or 54%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment.

COST OF SALES

Total manufacturing cost of product revenues, which includes material and direct labor and overhead for the three months ended March 31, 2007 were approximately $35,000 compared to approximately $28,000 for the three months ended March 31, 2006, an increase of $7,000 or 25%.  As a percentage of sales, total cost of sales decreased to approximately 95% for the three months ended March 31, 2007 compared to approximately 117% for the three months ended March 31, 2006.  The decrease in the costs as a percentage of sales was primarily due to lower costs to modify existing stock units for sale, partially offset by an increase in direct labor costs per unit.  Also, overhead costs were $2,900 for the three months ended March 31, 2007 compared to $2,000 for the three months ended March 31, 2006.  Overhead costs as a percentage of sales decreased due to higher sales volumes in the first three months of 2007.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $95,000 for the three months ended March 31, 2007, as compared to approximately $97,000 for the three months ended March 31, 2006, a $2,000 or a 2% decrease.  This decrease is mainly attributable to fewer personnel in the Company’s research and development department, which resulted in lower salaries and related payroll costs, partially offset by increased development costs for the Company’s next generation three phase and single phase controllers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $675,000 for the three months ended March 31, 2007, as compared to $890,000 for the three months ended March 31, 2006 a decrease of $215,000 or 24%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to a decrease in payroll and payroll related costs related to SFAS 123R (see Note 6 to the condensed financial statements).

Interest expense was approximately $157,000 for the three months ended March 31, 2007, as compared to $136,000 for the three months ended March 31, 2006, an increase of $21,000 or 15%.  The increase in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with the secured notes issued on November 30, 2006.  Total non-cash interest expense for the three months ended March 31, 2007 and 2006 was approximately $80,000 and $70,000, respectively.

Financial Condition, Liquidity, and Capital Resources

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of March 31, 2007, the Company had cash of $1,917,501.

Cash used for operating activities for the three months ended March 31, 2007 was $755,971, which consisted of: a net loss of $921,743; less depreciation and amortization of $8,975, debt discount related to the issuance of debt securities of $79,555, warrants and options issued to employees and consultants of $179,030, amortization of deferred financing costs of $3,368, and a decrease in inventory of $2,798; offset by increases in accounts receivable of $3,047, and prepaid expenses and other current assets of $36,032, and a decrease in accounts payable and accrued expenses of $68,875.

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

Net cash used for investing activities for the three months ended March 31, 2007 was $36,780, compared to $65,263 for the three months ended March 31, 2006. The amounts for both periods consisted of the purchase of fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2007 was $1,016,668, which consisted of the proceeds from the issuance of equity securities of $1,025,000, offset by repayments of notes payable of $8,332.  Net cash used for financing activities for the first quarter of fiscal year 2006 was $23,859, which consisted of repayments of notes payable of $8,333 and repayments of loans to stockholders and former officers of $15,526.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Since capital resources are insufficient to satisfy the Company’s liquidity requirements, management intends to sell additional equity or debt securities.   The Company believes it can raise additional funds through private placements of equity or debt.  However, there are no assurances that sufficient capital can be raised.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $3.0 - $3.6 million will be required to cover operating expenses, including, but not limited to, the development of the Company’s next generation products, marketing, sales and operations during the next twelve months.  In addition, the Company has debt securities maturing in the next twelve months.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

POWER EFFICIENCY CORPORATION (Company)

Date: May 15, 2007	By:	/s/ Steven Strasser
Chief Executive Officer

Date: May 15, 2007	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)