Form 10QSB
period 2007-06-30
POWER EFFICIENCY CORP
filed 2007-08-13
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 0-31805
POWER EFFICIENCY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Ste 460 Las Vegas, NV 89169 (Address of Principal Executive Offices)	(702) 697-0377 (Issuer’s Telephone Number, Including Area Code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Issuer’s Common Stock, $.001 par value, as of July 31, 2007 was 38,516,676.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
Unaudited

June 30,
2007
ASSETS
CURRENT ASSETS:
Cash	$1,381,514
Accounts receivable, net	166,975
Accounts receivable, other	20,000
Inventory, net of reserve	91,316
Prepaid expenses and other current assets	44,320

Total Current Assets	1,704,125

PROPERTY AND EQUIPMENT, Net	100,852

OTHER ASSETS:
Patents, net	40,242
Deposits	38,611
Goodwill	1,929,963
Inventory – long term, net	30,439
Deferred financing costs, net	4,491

Total Other Assets	2,043,746

Total Assets	$3,848,723

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$574,928
Accrued salaries and payroll taxes	47,970

Total Current Liabilities	622,898

LONG TERM LIABILITES
Notes payable – 2008, net	1,554,990

Total Liabilities	2,177,888

STOCKHOLDERS’ EQUITY:
Series A-1 Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.001 par value, 140,000,000 shares authorized, 38,516,676 issued and outstanding	38,517
Additional paid-in capital	26,309,663
Accumulated deficit	(24,677,345)

Total Stockholders’ Equity	1,670,835

Total Liabilities and Stockholders’ Equity	$3,848,723

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES	$230,195	$44,390	$266,810	$68,734

COST OF SALES	153,705	36,091	188,344	64,095

GROSS MARGIN	76,490	8,299	78,466	4,639

COSTS AND EXPENSES:
Research and development	138,091	123,970	232,803	220,626
Selling, general and administrative	620,526	756,815	1,295,981	1,645,940
Depreciation and amortization	11,611	7,872	20,586	14,344

Total Costs and Expenses	770,228	888,657	1,549,370	1,880,910

LOSS FROM OPERATIONS	(693,738)	(880,358)	(1,470,904)	(1,876,271)

OTHER INCOME (EXPENSE):
Interest income	12,800	620	25,120	4,338
Interest expense	(156,694)	(813,893)	(313,591)	(950,379)

Total Other Expenses, net	(143,894)	(813,273)	(288,471)	(946,041)

NET LOSS	$(837,632)	$(1,693,631)	$(1,759,375)	$(2,822,312)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.07)	$(0.05)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	38,516,676	23,708,391	37,645,746	23,674,848

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,759,375)	$(2,822,312)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	20,586	14,344
Loss on disposal of property and equipment	—	586
Amortization of deferred financing costs	6,737	36,624
Bad debt expense	—	13,414
Debt discount related to issuance of debt securities	158,087	813,872
Warrants and options issued in connection with the issuance of debt securities, and to employees and consultants	360,503	596,085
Common stock issued for consulting services	—	90,000
Changes in assets and liabilities:
Accounts receivable, net	(134,783)	6,025
Accounts receivable, other	(20,000)	—
Inventory	35,097	(27,325)
Prepaid expenses and other assets	19,222	21,137
Deposits	(4,736)	(33,875)
Accounts payable and accrued expenses	37,793	(78,738)
Accrued salaries and payroll taxes	—	(7,706)

Net Cash Used for Operating Activities	(1,280,869)	(1,377,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44,886)	(67,169)

Net Cash Used for Investing Activities	(44,866)	(67,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	1,024,796	—
Payments on notes payable	(11,111)	(16,667)
Proceeds from line of credit – related party	—	600,000
Payments to former officers	—	(25,112)

Net Cash Provided by Financing Activities	1,013,685	558,221

Decrease in cash	(312,070)	(886,817)

Cash at beginning of period	1,693,584	1,009,120

Cash at end of period	$1,381,514	$122,303

Accompanying notes are an integral part of the financial statements

NOTE 1 — BASIS OF PRESENTATION
The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2006 on Form 10-KSB, Form SB-2 and Post Effective Amendment No. 2 to Form SB-2.
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
NOTE 2 — GOING CONCERN
The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $1,281,000 from operations for the six months ended June 30, 2007, and lacks sufficient liquidity to continue its operations.
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
NOTE 3 – ACCOUNTS RECEIVABLE, OTHER
On March 19, 2007, the Company reached an agreement with GE Fanuc Automation North America, Inc. (“GE”) for the Company to cease using its Power Genius name for its products. As consideration, GE agreed to pay the Company a total of $20,000 in cash. Such amount was used to decrease expenses related to advertising, website development and legal fees related to the trademark.

NOTE 4 – NOTES PAYABLE
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
NOTE 5 – COMMITMENTS AND CONTINGENCIES
Leases:
On July 1, 2007, the Company began leasing a research and development facility in Las Vegas, Nevada. The lease includes a payment of $1,995 per month, which does not include cleaning, utilities, phone or internet service. The term of the lease is three years and one month.

NOTE 6 – CONSULTING AGREEMENTS
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
On June 9, 2007, the Company amended its consulting agreement with its Senior Technical Advisor, who is also a Director of the Company. The agreement, which previously expired on June 9, 2007, was amended and now expires on June 9, 2009 and calls for the advisor to continue providing Senior Technical Advisory services as defined in the original agreement. For his continued services, the Company agreed to issue the advisor 1,000,000 stock warrants, which will vest upon the date the United States Patent and Trademark Office grants the Company a patent where the advisor is listed as an inventor, or the date when the Company undergoes a “Change in Control” as defined in the warrant, whichever is earlier.
NOTE 7 – ACCOUNTING FOR SHARE BASED PAYMENTS
Beginning in 2006, the Company is accounting for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.
The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. The impact of applying SFAS No. 123R approximated $360,000 in additional compensation expense during the first and second quarters of 2007 and $522,000 during the first and second quarters of 2006. Such amount is included in selling, general and administrative expense and research and development expenses on the statement of operations. Shown in the table at the end of this note are the Company’s operations on an unaudited, pro forma basis with non-cash compensation and non-cash interest expense stated separately.

	For the six months ended June 30 (Unaudited)
	2007	2006
Total Revenues	$266,693	$68,734
Total Cost of Product Revenues	188,344	64,095

Gross Margin	78,466	4,639

Costs and Expenses:
Research and development	211,179	220,626
Selling, general and administration	957,102	959,855
SFAS 123 stock option expense*	360,503	521,655
Other non-cash consideration*	—	164,430
Depreciation and amortization	20,586	14,344

Total Costs and Expenses	1,549,370	1,880,910

Loss From Operations	(1,470,904)	(1,876,271)

Other (Expense) Income:
Cash interest (expense) income, net	(130,384)	(132,169)
Non-cash interest (expense) income, net*	(158,087)	(813,872)

Total Other (Expense) Income	(288,471)	(946,041)

Net Loss	$(1,759,375)	$(2,822,312)

*Sum of non-cash compensation and non-cash interest expense	518,590	1,499,957

Net Loss excluding non-cash compensation and non-cash interest	$(1,240,785)	$(1,322,355)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.
The Company began generating revenues from sales of its patented line of motor controllers in late 1995. As of June 30, 2007, the Company had total stockholders’ equity of $1,670,818 primarily due to (i) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (ii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iii) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures, LLC in June of 2002 and (iv) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003.
RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006.
REVENUES
Total revenues for the three months ended June 30, 2007 were approximately $230,000, compared to $44,000 for the three months ended June 30, 2006, an increase of $186,000 or 423%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment. Specifically, sales to a local transit authority, for the use on elevators and escalators, totaled approximately $150,000 during the three months ended June 30, 2007. No such sales occurred during the three months ended June 30, 2006.
Total revenues for the six months ended June 30, 2007 were approximately $267,000, compared to $69,000 for the six months ended June 30, 2006, an increase of $198,000 or 287%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment as described above.
COST OF SALES
Total manufacturing cost of product revenues, which includes material, direct labor, and overhead for the three months ended June 30, 2007 were approximately $154,000, compared to $36,000 for the three months ended June 30, 2006, an increase of $118,000 or 328%. As a percentage of sales, total cost of sales decreased to approximately 67% of revenue for the three months ended June 30, 2007, compared to approximately 82% of revenue for the three months ended June 30, 2006. The decrease in the costs as a percentage of sales was primarily due to the sale of higher priced units resulting in higher margins. Also, overhead costs were $2,800 for the three months ended June 30, 2007 compared to $3,700 for the three months ended June 30, 2006. Overhead costs as a percentage of sales decreased due to higher sales volumes in the second quarter of 2007. Material and labor costs as a percentage of sales decreased to 65% for the three months ended June 30, 2007, compared to 73% for the three months ended June 30, 2006. This decrease was largely due to the sale of higher priced units resulting in higher margins.
Total manufacturing cost of product revenues, which includes material and direct labor and overhead for the six months ended June 30, 2007 were approximately $188,000 compared to approximately $64,000 for the six months ended June 30, 2006, an increase of $124,000 or 194%. As a percentage of sales, total cost of sales decreased to approximately 71% for the six months ended June 30, 2007 compared to approximately 93% for the six months ended June 30, 2006. The decrease in the costs as a percentage of sales was primarily due to the sale of higher priced units resulting in higher margins. Also, overhead costs were $5,700 for the six months ended June 30, 2007 compared to $5,700 for the six months ended June 30, 2006. Overhead costs as a percentage of sales decreased due to higher sales volumes in the first six months of 2007.
OPERATING EXPENSES
Research and Development Expenses
Research and development expenses were approximately $138,000 for the three months ended June 30, 2007, as compared to approximately $124,000 for the three months ended June 30, 2006, an increase of $14,000 or 11%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products, including additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs.
Research and development expenses were approximately $233,000 for the six months ended June 30, 2007, as compared to approximately $221,000 for the six months ended June 30, 2006, an increase of $12,000 or 5%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products, including additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were approximately $621,000 for the three months ended June 30, 2007, as compared to $757,000 for the three months ended June 30, 2006, a decrease of $136,000 or 18%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs, including SFAS 123R expenses (see Note 7 to the condensed financial statements), and to decreases in financing costs.
Selling, general and administrative expenses were approximately $1,296,000 for the six months ended June 30, 2007, as compared to $1,646,000 for the six months ended June 30, 2006, a decrease of $350,000 or 21%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs, including SFAS 123R expenses (see Note 7 to the condensed financial statements), and to decreases in financing costs.

Interest expense was approximately $157,000 for the three months ended June 30, 2007, as compared to $814,000 for the three months ended June 30, 2006, a decrease of 657,000 or 81%. The decrease in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit, recorded in 2006. Total non-cash interest expense for the three months ended June 30, 2007 and 2006 was approximately $78,000 and $755,000, respectively.
Interest expense was approximately $313,000 for the six months ended June 30, 2007, as compared to $950,000 for the six months ended June 30, 2006, a decrease of $637,000 or 67%. The decrease in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit, recorded in 2006. Total non-cash interest expense for the six months ended June 30, 2007 and 2006 was approximately $158,000 and $814,000, respectively.
Financial Condition, Liquidity, and Capital Resources: For the Six Months Ended June 30, 2007 and 2006
Since inception, the Company has financed its operations primarily through the sale of its equity and debt securities and using available bank lines of credit. As of June 30, 2007, the Company had cash of $1,381,514.
Cash used for operating activities for the six months ended June 30, 2007 was $1,280,869, which consisted of: a net loss of $1,759,375; less depreciation and amortization of $20,586, amortization of deferred financing costs of $6,737, amortization of debt discount related to the issuance of debt securities of $158,087, and warrants and options issued in connection with the issuance of debt securities and to employees and consultants of $360,503; offset by increases in trade accounts receivable of $134,783, other accounts receivable of $20,000 and deposits of $4,736, and decreases in inventory of $35,097, prepaid expenses and other assets of $19,222, and accounts payable and accrued expenses of $37,793.
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
Net cash used for investing activities for the six months ended June 30, 2007 was $44,886, compared to $67,169 for the six months ended June 30, 2006. The amounts for both periods consisted of the purchase of fixed assets.
Net cash provided by financing activities for the six months ended June 30, 2007 was $1,013,685, which consisted of the proceeds from the issuance of equity securities of $1,024,796, offset by repayments of notes payable of $11,111.

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
Cash Requirements and Need for Additional Funds
The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $3.0 — $3.6 million will be required to cover operating expenses, including, but not limited to, the development of the Company’s next generation products, marketing, sales and operations during the next twelve months. In addition, the Company has debt securities maturing in November 2008.
When its operations require additional financing, if the Company is unable to obtain it on reasonable terms, the Company will be forced to restructure, file for bankruptcy or cease operations. Management’s plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing. However, there are no assurances that sufficient capital will be raised.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its 2007 Annual Meeting of Stockholders on June 8, 2007 in Las Vegas, Nevada.
At the 2007 Annual Meeting of Stockholders, the stockholders elected the following individuals as directors, to serve until the 2008 Annual Meeting of Stockholders, and until their successors are elected and qualified:

Name	Votes For	Votes Withheld
Steven Strasser	23,782,114	324,818
John (BJ) Lackland	23,954,114	152,818
Raymond J. Skiptunis	24,087,114	19,818
George Boyadjieff	24,062,114	44,818
Douglas M. Dunn	24,087,114	19,818
Richard Morgan	24,088,413	18,518
Gary Rado	24,088,414	18,518
Also, at the 2007 Annual Meeting of Stockholders, the stockholders:
•	Approved the ratification of the appointment of Sobel & Co., LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2007. There were 23,800,901 votes cast for the ratification, 16,031 votes cast against the ratification and 290,000 abstentions;

•	Approved the amendment of the Company’s Certificate of Incorporation, as amended, to increase the amount of the Company’s authorized common stock from one hundred ten million (110,000,000) to one hundred fifty million (150,000,000). There were 23,736,358 votes cast for the amendment, 337,238 votes cast against the amendment, and 33,336 abstentions;

•	Approved the amendment of the Company’s 2000 Stock Option and Restricted Stock Plan by striking Section 10.2(b) of the Plan in its entirety. There were 16,740,476 votes cast for the amendment, 371,990 votes cast against the amendment, and 19,000 abstentions.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Number	Description of Document
10.1	Consulting Agreement amendment with George Boyadjieff, dated June 9, 2007, filed herewith.

10.2	Consulting Agreement with George Boyadjieff, dated June 9, 2005; incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on March 31, 2006

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
(b) Reports on Form 8-K.
On May 16, 2007, the Company filed a current report on Form 8-K reporting an Item 2 event. The Item 2 event involved the reporting of results of operations and financial conditions.
On June 14, 2007, the Company filed a current report on Form 8-K reporting an Item 5 and an Item 8 event. The Item 5 event involved the appointment of the Treasurer of the Company. The Item 8 event involved the reporting of the results of the Company’s 2007 Annual Meeting of Stockholders.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION
Date: August 13, 2007	By:	/s/ Steven Strasser
Chief Executive Officer

Date: August 13, 2007	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Agreement amendment with George Boyadjieff, dated June 9, 2007, filed herewith.

10.2	Consulting Agreement with George Boyadjieff, dated June 9, 2005; incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on March 31, 2006

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.