Form 10QSB
period 2007-09-30
POWER EFFICIENCY CORP
filed 2007-11-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Ste 460 Las Vegas, NV 89169 (Address of Principal Executive Offices)	(702) 697-0377 (Issuer's Telephone Number, Including Area Code)

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

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of November 12, 2007 was 40,194,483.

Transitional Small Business Disclosure Format (check one):   Yes  ☐     No  ☒

POWER EFFICIENCY CORPORATION
FORM 10-QSB INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
Unaudited

September 30, 2007
ASSETS
CURRENT ASSETS:
Cash	$793,810
Accounts receivable, net	108,784
Inventory, net	96,907
Prepaid expenses and other current assets	25,051
Total Current Assets	1,024,552

PROPERTY AND EQUIPMENT, Net	105,131

OTHER ASSETS:
Patents, net	39,994
Deposits	120,300
Goodwill	1,929,963
Deferred financing costs, net	1,123
Total Other Assets	2,091,380

Total Assets	$3,221,063

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$501,554
Accrued salaries and payroll taxes	47,970
Total Current Liabilities	549,524

LONG TERM LIABILITES
Notes payable - 2008, net	1,633,521

Total Liabilities	2,183,045

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	-
Common stock, $.001 par value, 140,000,000 shares
authorized, 39,010,936 issued and outstanding	39,011
Additional paid-in capital	26,660,060
Accumulated deficit	(25,661,053)
Total Stockholders' Equity	1,038,018

Total Liabilities and Stockholders' Equity	$3,221,063

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

REVENUES	$120,742	$79,554	$387,552	$148,288

COST OF SALES	64,123	47,762	252,467	111,857

GROSS MARGIN	56,619	31,792	135,085	36,431

COSTS AND EXPENSES:
Research and development	322,117	117,356	554,920	337,982
Selling, general and administrative	562,149	842,351	1,858,130	2,488,291
Depreciation and amortization	12,548	4,011	33,134	18,355
Total Costs and Expenses	896,814	963,718	2,446,184	2,844,628

LOSS FROM OPERATIONS	(840,195)	(931,926)	(2,311,099)	(2,808,197)

OTHER INCOME (EXPENSE):
Interest income	14,002	453	39,122	4,791
Interest expense	(157,517)	(206,941)	(471,108)	(1,157,320)
Total Other Expenses, net	(143,515)	(206,488)	(431,986)	(1,152,529)

NET LOSS	$(983,710)	$(1,138,414)	$(2,743,085)	$(3,960,726)

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.03)	$(0.05)	$(0.07)	$(0.17)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, BASIC	38,559,934	23,921,098	37,953,824	23,757,833

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine months ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,743,085)	$(3,960,726)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	33,134	18,355
Loss on disposal of property and equipment	-	586
Amortization of deferred financing costs	10,105	54,935
Bad debt expense	-	13,414
Debt discount related to issuance of debt securities	236,618	931,929
Warrants and options issued in connection with the issuance
of debt securities, and to employees and consultants	544,195	889,717
Common stock issued for consulting services	-	90,000
Changes in assets and liabilities:
Accounts receivable, net	(76,592)	(18,021)
Inventory	59,945	379
Prepaid expenses and other assets	45,417	(30,830)
Deposits	(86,425)	-
Accounts payable and accrued expenses	(35,580)	53,362
Accrued salaries and payroll taxes	-	4,681
Net Cash Used for Operating Activities	(2,012,268)	(1,952,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs related to patents	(6,926)	-
Purchase of property and equipment	(61,465)	(88,303)
Net Cash Used for Investing Activities	(68,391)	(88,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	1,024,796	-
Proceeds from exercise of warrants	167,200	-
Payments on notes payable	(11,111)	(25,000)
Proceeds from line of credit - related party	-	1,100,000
Payments to former officers	-	(25,112)
Net Cash Provided by Financing Activities	1,180,885	1,049,888

Decrease in cash	(899,774)	(990,634)

Cash at beginning of period	1,693,584	1,009,120

Cash at end of period	$793,810	$18,486

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. Certain amounts in the financial statements have been reclassified from prior period presentations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2006 on Form 10-KSB, Form SB-2, Post Effective Amendment No. 2 to Form SB-2 and Post Effective Amendment No. 3 to Form SB-2.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $2,013,000 from operations for the nine months ended September 30, 2007, and lacks sufficient liquidity to continue its operations.

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

NOTE 3 - NOTES PAYABLE

On November 30, 2006, the Company entered into a financing transaction in which the Company issued $2,000,000, before discount, of its two year, senior, secured promissory notes (collectively the “Notes”, individually a “Note”). The Notes bear interest of 15% per annum. Interest due under the Notes is payable quarterly, with the principal and final quarterly interest payment becoming due November 30, 2008. The Notes have a first priority security interest in all of the assets of the Company. Upon the occurrence of an “Event of Default” (as defined in the Note) the holder may, upon written notice to the Company, elect to declare the entire principal amount of the Note then outstanding together with accrued unpaid interest thereon due and payable. Upon receipt of such notice, the Company shall have seven business days to cure the Event of Default, and if uncured on the eighth business day, all principal and interest shall become immediately due and payable. The Company also issued 2,500,000 warrants (the “Debt Warrants”) to purchase common stock of the Company to the holders of the Notes. The Debt Warrants have a per share exercise price of $0.40 and expire November 29, 2011. 1,250,000 of the Debt Warrants are exercisable immediately, with the remaining 1,250,000 Debt Warrants becoming exercisable in equal amounts over 24 months beginning December 29, 2006. The common stock issuable upon exercise of the Debt Warrants has piggyback registration rights, and can be included in the Company’s next registration statement. The Debt Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Debt Warrants is not then effective.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On September 6, 2007, the Company entered into a Manufacturing Service Agreement (the “Manufaturing Agreement”) with Sanima-Sci Corporation (“Sanima-Sci”) for the production of digital units. Pursuant to the Manufacturing Agreement, the Company will purchase an amount of digital units, subject to certain minimum quantities, from Sanima-Sci equal to an initial firm order agreed upon by the Company and Sanima-Sci and subsequent nine-month requirements forecasts. The initial term of the contract is one year, and upon expiration of the initial term, the contract will continue on a year to year basis until one party gives notice to terminate. At the present time the Company is not able to determine if the actual purchases will be in excess of these minimum commitments, or if any potential liability will be incurred.

NOTE 5 - ACCOUNTING FOR SHARE BASED PAYMENTS

In 2006, the Company began accounting for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.

The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. The impact of applying SFAS No. 123R approximated $544,000 in additional compensation expense during the first, second and third quarters of 2007 and $889,000 during the first, second and third quarters of 2006. Such amount is included in selling, general and administrative expense and research and development expenses on the statements of operations.

NOTE 6 - SUBSEQUENT EVENTS

On October 29, 2007, the Company issued and sold 113,500 units, each unit consisting of one share of the Company’s Series B Preferred Stock, par value $.001 per share, and a warrant to purchase 50 shares of the Company’s common stock, resulting in the sale and issuance of an aggregate of 113,500 shares of Series B Preferred Stock and warrants to purchase, initially, up to 5,675,000 shares of the Company’s common stock, in a private offering for $5,675,000 in cash and cancellation of indebtedness. Many of the purchasers of Units were either officers, directors, affiliates or pre-existing stockholders or noteholders of the Company.

Each share of Series B Preferred Stock is initially convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances. The Series B Preferred Stock is convertible at the option of the holder at any time. The Series B Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period. The Series B Preferred Stock has an 8% dividend, payable annually in cash or stock, at the discretion of the Company’s board of directors.

In connection with the offering, the Company has agreed to use its reasonable best efforts to file a registration statement to register the common stock issuable upon conversion of the Series B Preferred Stock issued, as well as the common stock issuable upon exercise of the warrants, not later than 60 days from the termination date of the offering, and must use its reasonable best efforts to have the registration statement declared effective not later than 120 days from the termination date. The offering will terminate no later than January 31, 2008, and the Company can issue up to 140,000 units, equal to $7,000,000.

The Company paid off or converted all of its secured notes in connection with this offering. The Company will recognize a one time non-cash charge of approximately $183,000 as a result of the elimination of the debt discount associated with the secured notes.

Upon the closing of the offering and repayment of the secured notes, the Company has approximately $4.5 million in cash and no outstanding debt securities.

On November 8, 2006 the Company issued and sold an additional 5,000 units under the offering for $250,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its patented line of motor controllers in late 1995. As of September 30, 2007, the Company had total stockholders’ equity of $1,038,018 primarily due to (i) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (ii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iii) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred Stock to Summit Energy Ventures, LLC in June of 2002 and (iv) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003.

RESULTS OF OPERATIONS: FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUES

Total revenues for the three months ended September 30, 2007 were approximately $121,000, compared to $80,000 for the three months ended September 30, 2006, an increase of $41,000, or 51%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment in the third quarter of 2007.

Total revenues for the nine months ended September 30, 2007 were approximately $388,000, compared to $148,000 for the nine months ended September 30, 2006, an increase of $240,000 or 162%.  This increase is mainly attributable to an increase in sales in the elevator and escalator market segment. Specifically, sales to a local transit authority, for the use on elevators and escalators, totaled approximately $154,000 during the nine months ended September 30, 2007. No such sales occurred during the nine months ended September 30, 2006.

COST OF SALES

Total cost of sales, which includes material and direct labor, and overhead costs for the three months ended September 30, 2007 were approximately $64,000 compared to $48,000 for the three months ended September 30, 2006, an increase of $16,000, or 33%. As a percentage of revenues, total cost of sales decreased to approximately 53% for the three months ended September 30, 2007, compared to approximately 60% for the three months ended September 30, 2006. The decrease in the costs as a percentage of revenues was primarily due to charging higher prices for units resulting in higher margins in 2007. Also, overhead costs were approximately $2,500 for the three months ended September 30, 2007 compared to $3,700 for the three months ended September 30, 2006, a decrease of $1,200, or 32%. As a percentage of product revenues overhead costs were 2% for the three months ended September 30, 2007 compared to 5% for the three months ended September 30, 2006. Overhead costs as a percentage of sales decreased due to higher sales volumes in the second quarter of 2007. Material and labor costs as a percentage of product revenues decreased to 51% for the three months ended September 30, 2007 compared to 55% for the three months ended September 30, 2006. This decrease was largely due to charging higher prices for units resulting in higher margins.

Total cost of sales, which includes material and direct labor, and overhead costs for the nine months ended September 30, 2007 were approximately $252,000 compared to approximately $112,000 for the nine months ended September 30, 2006, an increase of $140,000, or 125%. As a percentage of revenues, total costs of sales decreased to approximately 65% for the nine months ended September 30, 2007 compared to approximately 75% for the nine months ended September 30, 2006. The decrease in the costs as a percentage of revenues was primarily due to charging higher prices for units resulting in higher margins. Also, allocated costs were approximately $8,200 for the nine months ended September 30, 2007 compared to approximately $9,400 for the nine months ended September 30, 2006, a decrease of $1,200 or 13%. As a percentage of revenues, overhead costs were 2% for the nine months ended September 30, 2007 compared to 6% for the nine months ended nine months of 2007.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $322,000 for the three months ended September 30, 2007, as compared to approximately $117,000 for the three months ended September 30, 2006, an increase of $205,000 or 175%.  This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products, including additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs.

Research and development expenses were approximately $555,000 for the nine months ended September 30, 2007, as compared to approximately $338,000 for the nine months ended September 30, 2006, an increase of $217,000 or 64%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products, including additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $562,000 for the three months ended September 30, 2007, as compared to $842,000 for the three months ended September 30, 2006, a decrease of $280,000 or 33%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs, including SFAS 123R expenses (see Note 5 to the condensed financial statements), and to decreases in financing costs.

Selling, general and administrative expenses were approximately $1,858,000 for the nine months ended September 30, 2007, as compared to $2,488,000 for the nine months ended September 30, 2006 a decrease of $630,000 or 25%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs, including SFAS 123R expenses (see Note 5 to the condensed financial statements), and to decreases in financing costs.

Interest expense, net was approximately $144,000 for the three months ended September 30, 2007, as compared to $206,000 for the three months ended September 30, 2006, a decrease of $62,000 or 30%. The decrease in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit, recorded in 2006. Total non-cash interest expense for the three months ended September 30, 2007 and 2006 was approximately $82,000 and $121,000, respectively.

Interest expense, net was approximately $432,000 for the nine months ended September 30, 2007, as compared to $1,153,000 for the nine months ended September 30, 2006, a decrease of $721,000 or 63%. The decrease in interest expense is primarily related to a non-cash finance charge related to the value of stock warrants issued in connection with a line of credit, recorded in 2006. Total non-cash interest expense for the nine months ended September 30, 2007 and 2006 was approximately $243,000 and $942,000, respectively.

Financial Condition, Liquidity, and Capital Resources: For the Nine Months Ended September 30, 2007

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of September 30, 2007, the Company had cash of $793,810.

Cash used for operating activities for the nine months ended September 30, 2007 was $2,012,268 which consisted of: a net loss of $2,743,085, less depreciation and amortization of $33,134, amortization of deferred financing costs of $10,105, amortization of debt discount related to issuance of debt securities of $236,618, warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $544,195; offset by increases in accounts receivable of $76,592, and deposits of $30,830, and decreases in inventory of $59,945, prepaid expenses and other assets of $45,417, and accounts payable and accrued expenses of $35,580.

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

Cash used in investing activities for the nine months ended September 30, 2007 was $68,391, compared with $88,303 in the nine months ended September 30, 2006.  The amount for 2007 consisted of the purchase of fixed assets of $61,465 and costs related to patents of $6,926. The amount for 2006 consisted of the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,180,885 which consisted of proceeds from the issuance of equity securities of $1,024,796, proceeds from the exercise of common stock warrants of $167,200, offset by repayments of notes payable of $11,111.

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

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $3 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and development, and operations during the next twelve months.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description of Document

10.1
Manufacturing Services Agreement, dated September 6, 2007 by and among the Company and Sanima-Sci Corporation; incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2007. *

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

* Confidential treatment is requested for certain portions of thei exhibit pursuant to 17 C.F.R. Sections 200.85(b)(4) and 240.24b-2.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Date: November 14, 2007	By:	/s/ Steven Strasser
Chief Executive Officer

Date: November 14, 2007	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)