Form 10-K
period 2007-12-31
POWER EFFICIENCY CORP
filed 2008-03-26
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number: 000-31805

Power Efficiency Corporation
(Exact name of registrant as specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Ste 460
Las Vegas, NV	89169
(Address of Principal Executive Offices)	(Zip Code)

(702) 697-0377
(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of Class)

Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2007 were $490,510.

As of March 20, 2008, the aggregate market value of the common stock held by non-affiliates of the issuer was $9,277,725. This amount is based on the closing price of $0.30 per share for the Company’s common stock as of such date.

On March 20, 2008 there were 40,411,858 shares of the Company’s common stock outstanding.

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

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Inrush Current	The current that flows at the instant of connection of a motor to the power source. Usually expressed as a multiple of motor full-load current.

Kilowatt (kW)	A standard unit of electrical power equal to one thousand watts.

Load	The demand on an energy producing system. The energy consumption or requirement of a piece or group of equipment.

Motor	A machine supplied with external energy that is converted into force and/or motion.

Power	The rate at which work is done, typically measured in watts or horsepower.

Power Factor	The ratio of watts to volt-amperes of an AC electric circuit.

Soft-start	Soft-start is the regulation of the supply voltage from an initial low value to full voltage during the starting process.

Torque (Motor)	The rotating force provided by a motor. The units of torque may be expressed as pound-foot, pound-inch (English system), or newton-meter (metric system).

Torque (Starting)	This torque is what is available to initially get the load moving and begin its acceleration.

Transformer	An electromagnetic device that changes the voltage of alternating current electricity; it consists of an induction coil having a primary and secondary winding and a closed iron core.

Voltage	The amount of electromotive force, measured in volts that exists between two points.

Watt	The amount of power required maintaining a current of one ampere at a pressure of one volt when the two are in phase with each other. One horsepower is equal to 746 watts.

PART I

Item 1.	Description of Business.

(a)	Business Development

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

The Company’s Principal Products and Technology

In the late 1990s the Company commenced the sale of its principal and proprietary product that reduces energy consumption in alternating current induction motors in certain applications. This product has been known by several names, including the Power Commander® and Power Genius. Going forward, the company has chosen to call its product Motor Efficiency Controllers (“MEC”).

The Company has developed patented and patent-pending technologies for effectively controlling the energy usage of an electric motor. The Company’s first United States Patent was granted in 1998. Over the past two years the Company has undertaken extensive study and computer modeling of motors and their energy use, and has developed digital technologies for its controllers. In the process, the Company has discovered what it believes are significant innovations and has completed numerous patent filings around these new inventions. The Company has branded these collective patented and patent pending technologies as E-SAVE Technology™ and has filed for a trademark on this name.

The Company has developed technologies and products for use on three phase and single phase motors. Three phase power and motors are generally found in industrial and commercial buildings for larger applications than single phase power and motors.

The Company’s marketing efforts have been initially focused on the Three-Phase version. The Company’s three phase MEC is designed to have the following functionality:

1.	Start a motor
2.	Provide a soft start for the motor, bringing it gradually from rest to full speed
3.	Save energy when the motor is at full speed but is less than fully loaded

The MEC is unique particularly because of its energy savings capabilities. The product reduces energy consumption by electric motors by electronically sensing and controlling the amount of energy the motor consumes. A motor with an MEC installed only uses the energy it needs to perform its work task, thereby increasing its efficiency. The result is a reduction of energy consumption of up to 35% in applications that do not always run at peak load levels.

The Company’s management believes its Motor Efficiency Controllers offer certain advantages over competing products for the following reasons:

•	Motor and Equipment Life: The MEC extends motor life by reducing the stress and strain on the motor and surrounding equipment, and reduces the amperage to the motor, which results in cooler running.
•
Successful Utility and Customer Tests: The MEC has been successfully tested by numerous electric utilities and customers. For example, Paragon Consulting Services, a contractor for Nevada Power Company, the electric utility for southern Nevada, performed 8 field tests on escalators and one on an elevator in major Las Vegas casinos. The tests resulted in average energy savings of over 30% on the escalators and 20% on the elevator.

•
Utility Incentive Financing: The product has qualified for rebate incentive financing, most frequently called “rebates”, from many electric utilities. This financing is generally paid to the end user of the MEC as an incentive to invest in energy saving products. As such, this financing effectively decreases the cost of the Company’s MEC for end users. The utilities that have approved the Company’s products for incentive financing include: Nevada Power Company, the Los Angeles Department of Water and Power, Sierra Pacific Power, Southern California Edison, the New York Power Authority, Excel Energy and San Diego Gas and Electric.

•
Acceptance by Original Equipment Manufacturers: The Company’s products have been approved and installed by numerous original equipment manufacturers (“OEMs”) in the escalator and granulator industries.

Three-Phase MEC

The Company initially focused its marketing efforts for the Three-Phase MEC in the elevator and escalator industry, although the Company is also actively marketing this product to other industries such as recycling, mining, plastics, and manufacturing. Industries that operate equipment such as conveyor systems, crushing equipment, stamping presses, granulators, grinders, shredders and other motor driven equipment with varying loads, are believed to be viable target markets for the Three-Phase MEC. The Company is seeking to target markets with appropriate applications and market access, using direct sales, OEMs and select resellers and reps to address these markets.

Single-Phase Product

Like the Company’s Three-Phase product described above, the Company’s Single-Phase product reduces energy consumption in electric motors by sensing and controlling the amount of energy the motor consumes. Many motors commonly used in home appliances and other consumer goods are single-phase AC motors. Since the single-phase product is much smaller, has a much lower price point, and can be incorporated directly into a broad variety of applications, the Company believes it is a product most suitable for installation at the OEM level.

Product Development

The Company has devoted significant time and resources in the past several years toward developing “digital” versions of its three phase and single phase products. Through this process, the Company has transformed its technology so that its key technological breakthroughs are primarily incorporated in algorithm and software on a microchip. The Company believes the digital versions of its products have several distinct advantages over the older analog versions, including:

•
Increased ease of installation and reduced technical support requirements. For example, instead of approximated and manual adjustments during installation, which can require technical support from the Company, the digitized unit will allow more simplified and precise adjustments by customers and third party installers.

•	Reduced product size, which is important for many installations.
•	Input-output communications capabilities, so the device can communicate with external control systems.
•	Increased functionality. The Company expects to be able to add new functionality to the products. These new functions may include such things as:
o	Recording and reporting of actual energy savings;
o	Prediction of maintenance problems by reading and reporting on changes in the motor’s operating characteristics; and
o	More secure intellectual property protection through the use of secured chips and software.

Marketing and Sales

The Company’s marketing efforts have historically been concentrated in the elevator and escalator industry, primarily to OEMs of elevator and escalator equipment and end users that own this equipment. The Company is also focused on the mining and aggregate industry and the plastics industry. End users of the Company’s products include retail chains, hotels, airports, transit systems, and mining and manufacturing companies.

The Company sells products primarily through direct sales and with OEM resellers. In the future, the Company is focused on initially penetrating markets through direct sales. Once some market penetration and traction is achieved, the Company will then work with OEMs and other resellers to achieve higher volume sales. The Company’s longer term goal is to be a high value supplier of technologies, with numerous OEMs and other resellers engaged with high volume sales and/or licensing agreements.

Manufacturing and Distribution

The Company’s products are manufactured internally and by a multi-billion dollar global contract manufacturer, Sanmina SCI (“Sanmina”). The Company’s strategy is to manufacture internally products that sell at lower volumes, such as MECs for very large motors, and to have Sanmina manufacture higher volume products, such as smaller units and circuit boards. The Company believes this strategy allows for high quality production, cost efficiencies, and the capability to rapidly increase production volumes. Management believes this strategy has the ability to meet the Company’s production needs and the Company would be successful in finding alternative manufacturers should Sanmina not be available to manufacture our product.

Competition

Power Efficiency believes the principal competitive factors in the Company’s markets include innovative product development, return on investment from energy savings, product quality, product performance, utility rebate acceptance, established customer relationships, name recognition, distribution and price.

Three-Phase Competition. The Company’s three phase MEC’s principal capabilities include being a motor starter, providing a soft start for the motor, and reducing the motor’s electricity consumption once the motor is at full speed. The Company believes its products are unique primarily because of the last capability – energy savings.

The first two capabilities are commonly found in existing motor control products. There are billions of dollars of motor starters and soft starts sold every year. These products are typically manufactured and marketed by large motor control companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Company currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Company to commence and expand its operations or operate in a profitable manner.

There are also several small companies that reportedly make products that combine motor starting, soft starting and energy savings. The Company is unaware of any large company that makes a product of this nature. Although the Company has not completed any formal market study, the Company believes its Three-Phase MEC has the following competitive advantages over other products:

•
It combines soft start features with energy savings features in a single integrated unit that is CSA and CE certified and achieves energy savings levels of up to 15% to 35% in independent, third party testing;

•	Its circuitry is proprietary, protected by one patent. Numerous other patent filings on new innovations are pending approval of the U.S. Patent and Trademark Office;
•	It has been tested extensively by utilities with documented energy savings and approval for incentive financing rebates;
•	It is accepted by OEMs in the escalator and granulator industries.

Single-Phase Competition.  There have been several companies that have, with different technologies, attempted to exploit this market due to the enormous opportunity in single-phase motor applications. These products include among others, “Green Plug” (voltage clamping), “Power Planner” (digital microchip) and “Econelectric” (power factor control). The Company has made numerous innovations in the past two years that it believes overcome many of the problems with these and the Company’s earlier designs. The Company has filed for patents on these innovations and has a well developed prototype that it has successfully tested on various single phase motors and applications.

High Efficiency Motors.  Motors are rated by their efficiency at full load. However, when motors, including “high efficiency motors” are lightly loaded, they become very inefficient. Management believes that the energy savings gain attributable to high efficiency motors is materially lower than that of its MEC on underloaded motor applications. Furthermore, the Company’s products are able to save energy on underloaded high efficiency motors, so that such motors and the Company’s technology are not mutually exclusive.

Source of Supply and Availability of Raw Materials

The MEC has been designed to use standard, off-the-shelf, easily acquired components, except for the custom made circuit boards. Such off-the-shelf components are basic items readily available worldwide at competitive prices. They come in standard and miniature versions and offer the Company latitude in product design and production. Although the Company believes most of the key components required for the production of its products are currently available in sufficient production quantities from multiple sources, there can be no assurance they will remain so readily available or at comparable prices.

Customers

The Company currently does business with approximately 20 customers. Of this number, three customers presently account for approximately 84% of the Company’s gross revenues. These customers and their respective gross revenue percentages are KONE, Inc. – 41%; Los Angeles Metropolitan Transit Authority – 32%; and Matrix Energy Services, Inc. – 11%. In light of the Company’s intentions to focus its business on a limited number of markets, the Company is, and may continue to be, dependent upon a limited number of customers. Accordingly, the loss of one or more of these customers may have a material adverse effect upon the Company’s business.

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

The Company has one U.S. patent issued with respect to its products. The “Balanced and Synchronized Phase Detector for an AC Induction Motor Controller,” No. 5,821,726, was issued on October 13, 1998 and expires in 2017. This patent covers improvements to the technology under the NASA License Agreement (described below), which were developed by the Company. Management believes this patent protects the Company’s intellectual property position beyond the expiration of the NASA License Agreement.

The Company has filed five provisional patents and one utility patent on new inventions associated with the development of its digital products. The Company anticipates filing additional utility patents in the coming months. In addition, the Company is continually making improvements to its products and technologies, and anticipates making additional patent filings on new inventions when warranted.

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

The Company has obtained U.S. Trademark registration of the Power Commander® mark and has filed for a trademark on E-Save Technology™.

Government Regulation

The Company is not required to be certified by any government agencies. However, most of the Company’s products are manufactured to comply with specific codes that meet industry accepted safety standards. Presently, many of the Company’s products comply with UL 508 Industrial Control Equipment and the Company has also received certification meeting CSA (Canadian Standards Association) B44.1/ASME-17.5 Elevator and Escalator Electrical Equipment for many of the Company’s products. Many of the Company’s products are also CE marked. The Department of Commerce does not require the Company’s technology to be certified for export. The Company’s industrial code is 421610 and the SIC code is 5063.

Deregulation of Electrical Energy

Sales of the Company’s product are not dependent on deregulation of the electrical energy market as the Company’s product can be sold in regulated and deregulated markets.

Research and Development

The Company intends to continue its research and development effort to introduce new products based on its energy saving technology. Towards this end, the Company spent $667,786 and $567,591 in fiscal years 2007 and 2006, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Company’s foreseeable research and development activities will be on completing larger versions of the digital MEC. The Company also anticipates the possibility of working with OEMs that make or purchase motor control equipment, in order to develop products with features or specifications they require.

Effect of Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

At the date of this document, the Company employs eighteen people on a full time basis. Of this number, one is engaged in accounting and finance, three in operations and general management, eight in sales and marketing, and six in product research and development, engineering and manufacturing. At such time as business conditions dictate, the Company may hire additional personnel for, among other things, increased marketing and sales. The Company has no collective bargaining agreements and considers its relationship with its employees to be good. The Company utilizes consultants in the areas of marketing, product and technology development and finance on a regular basis.

(c)	Reports to Security Holders

The Company is a smaller reporting company, and as such files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q under the scaled disclosure requirements and Current Reports on Form 8-K on a regular basis with the SEC.

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

Item 1A.	Risk Factors.

RISKS RELATED TO OUR BUSINESS

Unless The Company Achieves Profitability and Related Positive Cash Flow, It May Not Be Able To Continue Operations, And Its Auditors Have Questioned Its Ability To Continue As A "Going Concern".

The Company has suffered recurring losses from operations, and experienced approximately a $2,851,000 deficiency of cash from operations for the year ended December 31, 2007. For the years ended December 31, 2007 and December 31, 2006, we had net losses of $3,891,795 and $5,020,775, respectively. In our Auditor’s Report dated March 25, 2008 on our December 31, 2007 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

The Company Has A Limited Operating History, Has Experienced Recurring Losses And Has Limited Revenue.

To date, and due principally to a lack of working capital, our operations have been limited in scale. Although we have an arrangement with an outsourced production facility to manufacture our products, have established relationships with suppliers, and have received contracts for our products, we may experience difficulties in production scale-up, product distribution, and obtaining and maintaining working capital until such time as our operations have been scaled-up to normal commercial levels. We have not had a profitable quarter in the past three years and we cannot guarantee we will ever operate profitably. In addition, we have limited revenue. For the year ended December 31, 2007, our total revenues were $490,510, and for the year ended December 31, 2006, our total revenues were $188,811.

The Company Does Not Have A Bank Line Of Credit.

At the present time, the Company does not have a bank line of credit, which further restricts its financial flexibility.

The Company Will Require Additional Funds To Meet Its Cash Operating Expenses And Achieve Its Current Business Strategy.

The Company continues to have limited working capital and will be dependent upon additional financing to meet capital needs and repay outstanding debt. We cannot guarantee additional financing will be available on acceptable terms, if at all. We also need additional financing to raise the capital required to fully implement our business plan. Our current fixed operating expense level is approximately $250,000 to $300,000 per month. Although we currently have over 12 months of working capital, we may nevertheless need to issue additional debt or equity securities to raise required funds, and as a result existing equity owners would be diluted.

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

As of the date of this report, management controls approximately twenty-one percent (21%) of our issued and outstanding Common Stock and voting equivalents. As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

•	delay or prevent a change in the control;

•	impede a merger, consolidation, takeover, or other transaction involving the Company; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

Additionally, Summit Energy Ventures, LLC (“Summit”) owns seventeen percent (17%) of our common stock and voting equivalents, which is included in the above number. Summit is controlled by Steven Strasser, our Chairman and CEO, and he has the right to vote all shares owned by Summit. The remaining equity in Summit is owned by BJ Lackland, our CFO. These relationships are discussed in more detail under “Certain Relationships And Related Party Transactions” herein.

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

The Company Is Potentially Dependent On Third-Party Suppliers.

Although we believe most of the key components required for the production of our products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, as applicable, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income can be expected to be adversely affected. Additionally, we are dependent on Sanmina-Sci to manufacture our higher volume products. While we believe we would be successful in finding alternative manufacturers should this manufacturer not be available to manufacture our product, it could take substantial time and effort to locate such alternatives and, depending on the timing of the loss of Sanmina-Sci, could result in disruption in delivery schedules and harm to our clients and our reputation and future prospects.

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

The Company Has Expanded Its Marketing Strategy.

Our products have been distributed primarily through OEMs. We have recently begun pursuing an expanded distribution strategy designed to reduce our reliance on OEMs. Pursuant to this strategy, we are increasing our direct sales efforts into new markets. Our future growth and profitability will depend upon the successful development of business relationships with additional OEMs, growth in direct sales, and sales through select resellers and reps to penetrate the market with our products.

The Company Currently Depends On A Small Number Of Customers And Expect To Continue To Do So.

The Company currently does business with approximately 20 customers. Of this number, three customers accounted for approximately 84% of our gross revenues in 2007. We are, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect on our business.

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

Changes In Retail Energy Prices Could Affect The Company’s Business.

We have found that a customer’s decision to purchase an MEC (or similar product) is primarily driven by the payback on the investment resulting from the increased energy savings. Although management believes that current retail energy prices support an attractive return on investment for our products, the future retail price of electrical energy may not remain at such levels, and price fluctuations reducing energy expense could adversely affect product demand.

Loss Of Key Personnel Could Have Significant Adverse Consequences.

We currently depend on the services of Steve Strasser, and BJ Lackland, our Chief Executive Officer and Chief Financial Officer, respectively. The loss of the services of either of these persons could have an adverse effect on our business. As discussed under “Management”, we have entered into long-term employment contracts with Messrs. Strasser and Lackland, but such contracts do not guarantee they will remain with us.

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

Potential Product Liability Claims May Not Be Fully Covered By Insurance.

The Company may be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on us. Presently, we have general liability coverage that includes product liability up to $2,000,000 and umbrella liability up to $4,000,000. Any large product liability suits occurring early in our growth may significantly and adversely affect our ability to expand the market for our products.

RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE

Trading In Our Common Stock Over The Last 12 Months Has Been Limited, So Investors May Not Be Able To Sell As Many Of Their Shares As They Want At Prevailing Prices.

Shares of our common stock are traded on the OTC Bulletin Board. Approximately 94,000 shares were traded on an average daily trading basis for the 12 months ended December 31, 2007. If limited trading in our common stock continues, it may be difficult for shareholders to sell their shares. Also, the sale of a large block of our common stock could depress the market price to a greater degree than a company that typically has a higher volume of trading of its securities.

The Limited Public Trading Market May Cause Volatility In The Company's Stock Price.

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

Penny Stock Regulations May Impose Certain Restrictions On Marketability Of The Company's Securities.

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

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

Sales Of Common Stock Under Rule 144 May Adversely Affect The Market Price Of Our Common Stock.

Possible Resales under Rule 144. Of the 40,411,858 shares of the Company’s common stock outstanding on the date of this report, 27,676,701 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares (1) originally issued in private offerings of common stock from June through March 2007, that were later registered in the Company’s SB-2 Registration Statements (the “Registration Statement”), both declared effective on May 14, 2007 and (2) shares originally issued in transactions exempt from registration under the Securities Act.

The remaining 12,735,157 shares of our common stock outstanding are restricted securities as defined in Rule 144 and under certain circumstances may be resold without registration pursuant to Rule 144. These shares include the 8,320,569 shares held by Summit and Steven Strasser in the aggregate, and 1,165,539 shares held by a directors and insiders

In addition, the Company had approximately 29,204,968 common stock purchase warrants outstanding and approximately 14,309,896 common stock options outstanding as of the date of this report, including the warrants issued in connection with the recent private offer and sale of preferred stock units (See Note 18 to the Financial Statements). The shares issuable on exercise of the options and warrants may, under certain circumstances, be available for public sale in the open market under the Registration Statement or pursuant to Rule 144, subject to certain limitations.

In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of the common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company’s shares.

Exercise Of Outstanding Options And Warrants Will Dilute Ownership Of Outstanding Shares.

As of the date of this report, the Company has reserved 71,429 shares of common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 1994 Plan, of which no options are outstanding. Furthermore, we have reserved 20,000,000 shares of our common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 2000 Plan, of which options to purchase an aggregate of 14,309,896 shares are outstanding. The outstanding options under the 2000 Plan have a weighted average exercise price of $0.36. As of the date of this report, we have issued warrants exercisable for 29,204,968 shares of common stock to financial consultants, investors, former employees and other business partners, having a weighted average exercise price of $0.45 and expiring on various dates from October 2009 to January 2013. Exercise of these options and warrants in the future will reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

The Company’s Issuance Of “Blank Check” Preferred Stock Could Adversely Affect Our Common Stockholders.

The Company’s Certificate of Incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. From October 29, 2007, through January 21, 2008, the Company sold 140,000 shares of its Series B preferred stock in a private offering of units (See Note 18 to the Financial Statements).

Line of Credit

At the present time, the Company does not have a bank line of credit.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Description of Property.

The Company’s corporate office space is located at 3960 Howard Hughes Pkwy, Suite 460, Las Vegas, Nevada 89169. The office lease calls for rent of $11,292 per month, plus annual increases equal to 3%, through the end of the lease term in February 2011.

The Company leased research and development space at 6380 South Valley View Blvd, Suite 412, Las Vegas, Nevada 89118. The lease calls for rent of $1,995 plus common area maintenance charges, per month, through the end of the lease term in August 2010.

The Company leased manufacturing and warehouse space at 6380 South Valley View Blvd, Suite 402, Las Vegas, Nevada 89118. The lease calls for rent of $1,605 plus common area maintenance charges, per month, through the end of the lease term in August 2010.

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

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2007 and December 31, 2006.

Twelve months Ended December 31, 2007	High	Low
October 1, 2007 — December 31, 2007	$0.70	0.37
July 1, 2007 — September 30, 2007	0.75	0.20
April 1, 2007 — June 30, 2007	0.26	0.20
January 1, 2007 — March 31, 2007	0.30	0.18

Twelve months Ended December 31, 2006	High	Low
October 1, 2006 — December 31, 2006	$0.40	$0.21
July 1, 2006 — September 30, 2006	0.30	0.18
April 1, 2006 — June 30, 2006	0.43	0.20
January 1, 2006 — March 31, 2006	0.40	0.20

As of the date of this report, there were 162 shareholders of record of the Company’s common stock.

The Company has not paid dividends on its common stock since its incorporation. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company’s capital assets.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under 2000 Stock Option and Restricted Stock Plan (excluding securities reflected in column (a))(c)
2000 Stock Option and Restricted Stock Plan approved by security holders	14,309,896	$0.36	5,690,104
Equity compensation plans not approved by security holders	0	0.00	0
Total	14,309,896	$0.36	5,690,104

The Company maintains a Stock Option Equity Compensation Plan. (See Note 12 to the Financial Statements)

Recent Sales of Unregistered Securities

During the period covered by this report we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Item 6.	Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation.

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its MEC line of motor controllers in the late 1990s. As of December 31, 2007, the Company had total stockholders’ equity of $6,972,640 primarily due to the Company’s sale of 134,400 shares of Series B Convertible Preferred Stock in a private offering in October through December 2007; 14,116,680 shares of common stock in a private stock offering in November 2006 through March 2007, 14,500,000 shares of common stock in a private stock offering in July and August of 2005, the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred stock in October of 2003. In addition, in August 2000, the Company purchased the assets of Percon, formerly the largest distributor of the Company’s products. The transaction was accounted for as a purchase and the Company’s Statements of Operations includes Percon’s results of operations since the date of acquisition. The consolidation of the operations of both entities allowed the Company to integrate the administrative, sales, marketing and manufacturing operations of Percon. Percon had developed sales contacts with major OEM’s in the elevator/escalator industry and transferred those agreements to the Company as part of the sale.

RESULTS OF OPERATIONS: FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006

REVENUES

Revenues for the year ended December 31, 2007, were $490,510 compared to $188,811 for the year ended December 31, 2006, an increase of $301,699, or 160%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment. Specifically, sales increased due to wider acceptance by a number of OEMs, sales to large transit authorities, and acceptance by utilities.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2007 were $340,468 compared to $136,240 for the year ended December 31, 2006, an increase of $204,228 or 150%. As a percentage of product revenues, total costs of product revenues decreased to approximately 69% for the year ended December 31, 2007 compared to approximately 72% for the year ended December 31, 2006. The decrease in the costs as a percentage of product revenues was due to a higher volume of sales in 2007, which resulted in lower per unit production costs, as well as charging higher prices in 2007, which resulted in higher margins.

GROSS MARGIN

Gross margin for the year ended December 31, 2007 was $150,042 compared to $52,571 for the year ended December 31, 2006, an increase of $97,471 or 185%. This increase was primarily due to a higher volume of sales in 2007 and charging higher prices in 2007.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $667,786 for the year ended December 31, 2007 compared to $567,591 for the year ended December 31, 2006, an increase of $100,195 or 18%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products, including additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,721,284 for the year ended December 31, 2007, compared to $3,118,233 for the year ended December 31, 2006, a decrease of $396,949 or 13%. The decrease in selling, general and administrative expenses over the prior year was due primarily to a decrease in payroll and payroll related costs, including SFAS 123R expenses (see Note 12 to the Financial Statements), and to decreases in financing costs.

Interest expense was approximately $679,306 for the year ended December 31, 2007, as compared to $1,354,195 for the year ended December 31, 2006, a decrease of $674,889 or 50%. The decrease in interest expense is primarily related to non-cash finance charges related to the value of stock warrants issued in connection with debt securities issued by the Company in 2006. These debts securities were paid off in full during 2007, resulting in the elimination of the non-cash charges by the end of 2007. Total non-cash interest expense for the year ended December 31, 2007 was $431,087, compared to $1,039,445 for the year ended December 31, 2006, a decrease of $608,358 or 59%.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2007

Since inception, the Company has financed its operations primarily through the sale of its securities. In 2007, the Company received approximately $7,745,000 in gross proceeds from a private placement of its preferred stock, common stock and warrants to purchase common stock, as to which the Company is required to file a registration statement on Form SB-2 or other relevant registration statement. Of this amount, $1,850,000 was converted from existing debt securities. Also in 2007, the Company grossed approximately $680,000 in cash from the exercise of warrants. As of December 31, 2007 the Company has received a total of approximately $20,305,000 from public and private offerings of its equity securities, received $300,000 from a bridge note with a shareholder (which was converted into 3,000,000 shares of common stock and 1,500,000 warrants with an additional investment of $300,000 on July 8, 2005), received approximately $445,386 under a bank line of credit (which was repaid during 2002), and received $1,000,000 under a line of credit with a shareholder (which was converted to Series A-1 Preferred Convertible shares during 2003). In October 2004 and February 2005, the Company received $1,589,806 in debt financing through a debt offering arranged by a placement agent, Pali Capital. Of this total, $300,000 plus accrued interest was converted from borrowings with the same shareholder as referenced above. In April 2006, the Company received $1,000,000 in debt financing from EMTUCK , LLC, in which the managing member is a management company wholly owned and controlled by Steven Strasser, the Company's CEO. In May 2006, the Company received an additional $500,000 in debt financing from EMTUCK. In November 2006, the Company received $2,000,000 in debt financing. Of this amount, $1,450,000 was converted from borrowings from prior investors. This $2,000,000 note was paid off in full in October of 2007. As of December 31, 2007 the Company had cash of $5,086,378 and has no outstanding debt securities.

Net cash used for operating activities for the year ended December 31, 2007 was $2,850,927 which primarily consisted of: a net loss of $3,891,795; less bad debt expense of $16,934, depreciation and amortization of $47,036, loss on disposal of fixed assets of $3,516, amortization of debt discounts of $419,859, amortization of deferred financing costs of $11,228, deferred rent of $12,063, warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness, the issuance of debt, and to employees and consultants of $655,392, decreases in inventory of $25,090 and prepaid expenses of $29,173, increases in accounts receivable of $93,994, and deposits of $88,388. In addition, these amounts were partially offset by increases in accounts payable and accrued expenses of $1,354, and customer deposits of $1,605.

Net cash used for operating activities for the year ended December 31, 2006 was $2,756,724 which primarily consisted of: a net loss of $5,020,775; less bad debt expense of $11,470, depreciation and amortization of $34,028, loss on disposal of fixed assets of $585, amortization of debt discounts of $1,039,451, amortization of deferred financing costs of $70,364, warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness, the issuance of debt, and to employees and consultants of $1,074,848, common stock issued for consulting services of $90,000, decreases in accounts receivable of $26,464, and inventory of $14,487, increases in prepaid expenses of $3,206, deposits of $33,875, and restricted cash related to a note payable of $4,688. In addition, these amounts were partially offset by decreases in accounts payable and accrued expenses of $55,454, customer deposits of $5,105 and an increase in accrued salaries and payroll taxes of $4,682.

Net cash used in investing activities for fiscal year 2007 was $92,537, compared to $90,567 in fiscal year 2006.  The amount for 2007 consisted of the purchase of fixed assets of $85,610, and costs related to patent applications of $6,927. The amount for 2006 consisted of the purchase of fixed assets.

Net cash provided by financing activities for fiscal year 2007 was $6,336,258 which consisted of proceeds from the issuance of equity securities, net of costs, of $8,347,369. This amount was offset by payments on notes payable of $2,011,111.

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

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $3.0 - $3.6 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and operations during the next twelve months. Although we currently have over 12 months of working capital, we may nevertheless need to issue additional debt or equity securities to raise required funds. If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company will be forced to restructure, file for bankruptcy or cease operations.

Notable changes to expenses are expected to include an increase in the Company’s sales personnel and efforts, and developing more advanced versions of the Company’s technology and products.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” to the Financial Statements for an explanation of recent accounting pronouncements impacting the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

POWER EFFICIENCY CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2007 AND 2006

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Power Efficiency Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the "Company") as of December 31, 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, and the Company has experienced a deficiency of cash from operations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Sobel & Co., LLC
Certified Public Accountants

March 25, 2008
Livingston, New Jersey

POWER EFFICIENCY CORPORATION
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$5,086,378
Accounts receivable, net of allowance of $19,648	109,252
Inventories	131,762
Prepaid expenses and other current assets	41,296
Total Current Assets	5,368,688

PROPERTY AND EQUIPMENT, Net	112,106

OTHER ASSETS:
Deposits	122,263
Patents, net	39,746
Goodwill	1,929,963
Total Other Assets	2,091,972

$7,572,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$538,488
Customer deposits	1,605
Accrued salaries and payroll taxes	47,970
Total Current Liabilities	588,063

LONG-TERM LIABILITIES:
Deferred Rent	12,063
Total Long-Term Liabilities	12,063

Total Liabilities	600,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series B Convertible Preferred Stock, $0.001 par value 10,000,000 shares authorized, 134,400 issued and outstanding	134
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,367,523 shares issued and oustanding	40,368
Additional paid-in capital	33,741,902
Accumulated deficit	(26,809,764)
Total Stockholders' Equity	6,972,640

$7,572,766

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

REVENUES	$490,510	$188,811

COMPONENTS OF COST OF SALES:
Material, labor and overhead	340,468	136,240

GROSS MARGIN	150,042	52,571

COSTS AND EXPENSES:
Research and development	667,786	567,591
Selling, general and administrative	2,721,284	3,118,233
Depreciation and amortization	47,036	34,028
Total Costs and Expenses	3,436,106	3,719,852

LOSS FROM OPERATIONS	(3,286,064)	(3,667,281)

OTHER INCOME (EXPENSE):
Interest income	80,481	9,243
Interest expense	(679,306)	(1,354,195)
Total Other Expenses, Net	(598,825)	(1,344,952)

LOSS BEFORE PROVISION FOR TAXES	(3,884,889)	(5,012,233)

PROVISION FOR TAXES	(6,906)	(8,542)

NET LOSS	$(3,891,795)	$(5,020,775)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	38,541,012	25,150,386

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2007 AND 2006

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2006	23,439,266	$23,439	-	$-	$19,189,177	$(17,897,194)	$1,315,422
Issuance of common stock	11,000,008	11,000	-	-	3,199,300	-	3,210,300
Common stock issued upon exercise of warrants	602,735	603	-	-	(603)	-	-
Warrants and options issued in connection with the issuance of common stock and debt securities and to employees and consultants	-	-	-	-	2,569,965	-	2,569,965
Expenses related to issuance of common stock	-	-	-	-	(30,000)	-	(30,000)
Net loss	-	-	-	-	-	(5,020,775)	(5,020,775)
Balance, December 31, 2006	35,042,009	35,042	-	-	24,927,839	(22,917,969)	2,044,912
Issuance of common stock	3,416,672	3,417	-	-	1,021,583	-	1,025,000
Issuance of preferred stock	-	-	134,400	134	6,719,866	-	6,720,000
Common stock issued upon exercise of options and warrants	1,908,842	1,909	-	-	681,591	-	683,500
Warrants and options issued with common stock and debt and to employees and consultants, including debt discount	-	-	-	-	472,153	-	472,153
Expenses related to issuances of preferred and common stock	-	-	-	-	(81,130)	-	(81,130)
Net loss	-	-	-	-	-	(3,891,795)	(3,891,795)
Balance, December 31, 2007	40,367,523	$40,368	134,400	$134	$33,741,902	$(26,809,764)	$6,972,640

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(3,891,795)	$(5,020,775)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	16,934	11,470
Depreciation and amortization	47,036	34,028
Loss on disposition of fixed assets	3,516	585
Debt discount related to issuance of debt securities	419,859	1,039,451
Amortization of deferred financing costs	11,228	70,364
Deferred rent	12,063	-
Warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness, the issuance of debt, and to employees and consultants	655,392	1,074,848
Common Stock issued for consulting services	-	90,000
Changes in certain assets and liabilities:
Accounts receivable	(93,994)	26,464
Inventory	25,090	14,487
Prepaid expenses and other	29,173	(3,206)
Deposits	(88,388)	(33,875)
Restricted cash related to payment of indebtedness	-	(4,688)
Accounts payable and accrued expenses	1,354	(55,454)
Customer deposits	1,605	(5,105)
Accrued salaries and payroll taxes	-	4,682
Net Cash Used for Operating Activities	(2,850,927)	(2,756,724)

INVESTING ACTIVITIES:
Costs related to patent applications	(6,927)	-
Purchase of property, equipment and other assets	(85,610)	(90,567)
Net Cash Used for Investing Activities	(92,537)	(90,567)

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of costs	8,347,369	3,180,000
Proceeds from issuance of debt securities	-	2,000,000
Proceeds from line of credit	-	1,500,000
Payments on notes payable	(2,011,111)	(1,648,245)
Payments on line of credit	-	(1,500,000)
Net Cash Provided by Financing Activities	6,336,258	3,531,755

INCREASE IN CASH	3,392,794	684,464

CASH
Beginning of year	1,693,584	1,009,120

End of year	$5,086,378	$1,693,584

See report of independent registered public accounting firm and notes to financial statements.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS:

Power Efficiency Corporation ("Power Efficiency" and/or the "Company"), is incorporated in Delaware. Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to reduce energy consumption in alternating current induction motors. Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world. The Company currently has one principal and proprietary product: the three phase Motor Efficiency Controller, which is used in industrial and commercial applications, such as rock crushers, granulators, and escalators. Additionally, the Company has developed a digital single phase controller in pre-production form, in preparation for working with Original Equipment Manufacturers (“OEMs”) to Incorporate the technology into their equipment..

The Company's primary customers have been original equipment manufacturers (OEM's) and commercial accounts located throughout the United States of America and various countries.

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

Inventories:
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company reviews inventory for impairments to net realizable value whenever circumstances arise. Such circumstances may include, but are not limited too, the discontinuation of a product line or re-engineering certain components making certain parts obsolete. At December 31, 2007, inventories consisted primarily of raw materials. Management has determined a reserve for inventory obsolescence is not necessary at December 31, 2007.

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
DECEMBER 31, 2007 AND 2006

Website:
Website development, maintenance and hosting costs are charged to expense as incurred.

Shipping and Handling Costs:
The Company bills customers for freight. Actual costs for shipping and handling are included as a component of cost of sales.

Deferred Financing Costs:
Expenditures incurred in conjunction with debt or equity capital issuances are deferred as other assets until the related offering is complete. Once the offering is completed, costs related to equity issuances will be offset against equity proceeds, and such costs related to debt issuances are amortized on a straight line basis, over the life of the debt. Both equity and debt related costs are expensed if the offering is not completed.

Patents:
Costs associated with applying for U.S. patents based upon technology developed by the Company are capitalized. At the time the patent is awarded, the asset will be amortized on a straight line basis, over the remaining term of the patent. If no patent is issued, these costs will be expensed in the period when it is determined that no patent will be issued.

Deferred Rent:
The Company accounts for rent expense on a straight-line basis for financial reporting purposes. The difference between cash payments and rent expense is included in deferred rent.

Revenue Recognition:
Revenue from product sales is recognized at the time of shipment, when all services are complete. Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded.

Loss Per Common Share:
Loss per common share is determined by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is not presented since giving effect to potential common shares would be anti-dilutive.

Accounting for Stock Based Compensation:
The Company accounts for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $655,000 and $1,075,000 in additional compensation expense during the years ended December 31, 2007 and 2006, respectively. Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

Product Warranties:
The Company warrants its products for two years. Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience. Warranty expenses include accruals for basic warranties for products sold.

Provision for Income Taxes:
The Company utilizes the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The provision for taxes represents state franchise taxes.

Goodwill:
SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill shall no longer be amortized. Goodwill is tested for impairment on an annual basis and between annual tests on a quarterly basis, utilizing a two-step test, as described in SFAS No. 142.

Advertising:
Advertising costs are expensed as incurred. Advertising expenses were $7,504 and $1,733 for the years ended December 31, 2007 and 2006, respectively.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

New Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The FASB issued SFAS No. 159 to mitigate earnings volatility that arises when financial assets and liabilities are measured differently, and to expand the use of fair value measurement for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective retroactively to January 1, 2007. The implementation of FIN 48 and FIN 48-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Financial Statement Reclassifications:
Certain reclassifications have been made to the 2006 financial statements in order for them to conform to the 2007 financial statement presentation.

NOTE 3 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, and the Company experienced a $2,850,927 deficiency of cash from operations in 2007. While the Company appears to have adequate liquidity at December 31, 2007, there can be no assurances that such liquidity will remain sufficient.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing (See Note 22). However, there are no assurances that sufficient capital will be raised.

On January 21, 2008, the Company closed on a private offering of its Series B Preferred Stock which grossed $280,000 (See Notes 18 and Note 22).

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

At December 31, 2007, prepaid expenses and other current assets are comprised as follows:

Prepaid insurance	$19,705
Prepaid expenses	87,958
Prepaid expenses and other current assets	$107,663

NOTE 5 - PROPERTY AND EQUIPMENT:

At December 31, 2007, property and equipment is comprised as follows:

Machinery and equipment	$151,497
Office furniture and equipment	26,326
177,923
Less: Accumulated depreciation	65,717
Property and Equipment, Net	$112,106

Depreciation for the years ended December 31, 2007 and 2006 amounted to $46,044 and $29,778, respectively.

NOTE 6 - GOODWILL:

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2007 utilizing a two-step test. An annual goodwill impairment test was performed by management in addition to quarterly goodwill impairment tests.

The first part of the test is to compare the Company’s fair market value (the number of the Company’s common shares outstanding multiplied by the closing stock price of the date of the test), to the book value of the Company (the Company’s total stockholders’ equity, as of the date of the test). If the fair market value of the Company is greater than the book value, no impairment exists as of the date of the test. However, if book value exceeds fair market value, the Company must perform part two of the test, which involves recalculating the implied goodwill by repeating the acquisition analysis that was originally used to calculate goodwill, using purchase accounting as if the acquisition happened on the date of the test, to calculate the implied goodwill as of the date of the test.

The Company’s most recent impairment analysis was performed on December 31, 2007, on the Company’s single reporting unit. As of December 31, 2007, the Company’s fair market value was $22,199,036, and the Company’s book value was $6,972,640. Based on this, no impairment exists as of December 31, 2007.

Circumstances may arise in which the Company will perform an impairment test in addition to its annual and quarterly tests. An example of one of these circumstances would be a sudden sharp drop in the Company’s stock price.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7 - INTANGIBLE ASSETS:

Intangible assets subject to amortization consists of the following for the year ended December 31, 2007:

Patents	$49,602
Less: Accumulated amortization	9,856
Intangible Assets, Net	$39,746

Amortization expense in 2007 and 2006 amounted to $992 and $4,205, respectively.

During 2007, the Company capitalized approximately $7,000 in expenses related to patent filings. The Company will begin amortizing these costs over the life of the patent, once the patent is approved by the appropriate authorities.

Amortization expense expected in the succeeding five years for the Company’s existing patents is as follows:

2008	$992
2009	992
2010	992
2011	992
2012	992
Thereafter	34,786
$39,746

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

Three customers accounted for approximately 84% of 2007 sales and 70% of accounts receivable at December 31, 2007. Four customers accounted for approximately 75% of 2006 sales.

International sales as a percentage of total revenues for the years ended December 31 are as follows:

County	2007	2006
Sweden	2%	3%

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 – PRODUCT WARRANTIES

Accrued warranty expenses at December 31, 2006 and 2007 consist of the following:

Balance, January 1, 2006	$-
Additions	2,580
Deductions	(2,580)
Balance, December 31, 2006	-
Additions	4,151
Deductions	(742)
Balance, December 31, 2007	$3,409

NOTE 10 - PROVISION FOR TAXES:

As of December 31, 2007 and 2006, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $19,800,000 and $15,900,000, respectively. These net operating losses expire at varying amounts through 2027. The net operating loss carryforwards result in deferred tax assets of approximately $6,700,000 and $5,400,000 at December 31, 2007 and 2006, respectively; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

A reconciliation of the statutory tax rates for the years ended December 31 is as follows:

	2007	2006
Statutory rate	(34)%	(34)%
State income tax – all states	(6)%	(6)%
	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 - WARRANTS:

Warrant activity during the years ended December 31, 2007 and 2006 follows:

	Warrants	Average Exercise Price
Warrants outstanding at January 1, 2006	13,252,217	$0.45
Issued during 2006	10,821,576	0.36
Exercised during 2006	(1,701,063)	0.20
Warrants outstanding at December 31, 2006	22,372,730	0.42
Issued during 2007	9,528,338	0.52
Exercised during 2007	(2,143,659)	0.40
Cancelled and expired during 2007	(743,441)	0.40
Warrants outstanding at December 31, 2007	29,013,968	$0.45

During 2007, the Company issued the following warrants: 100,000 warrants as consulting fees to a sales consultant, which were valued at $15,458 and expensed and included in selling, general and administrative expenses; 1,000,000 warrants as consulting fees to a technical consultant, which were valued at $228,200, however, these warrants have special vesting provisions, therefore the Company did not recognize an expense for these warrants in 2007; 1,708,338 warrants to investors, in connection with the Company’s private offering of common stock (See Note 19), which were valued at $224,843 and recorded as additional paid in capital; 6,720,000 warrants to investors, in connection with the Company’s private offering of its Series B preferred stock (See Note 19), which were valued at $3,421,631 and recorded as additional paid in capital.

During 2006, the Company issued the following warrants: 300,000 warrants as consulting fees to an investment bank, which were valued at $74,430 and expensed and included in selling, general and administrative expenses; 24,000 warrants as consulting fees to a technical consultant, which were valued at $1,098 and expensed and included in research and development expenses; 2,647,572 warrants to noteholders in connection with the Company’s issuance of debt securities, which were valued at $1,104,383, recorded as a debt discount, and amortized to interest expense over the life of the notes; 7,850,004 warrants to investors, in connection with the Company’s private offering of common stock and debt securities, which closed on November 30, 2006 (See Notes 16 and 19), which were valued at $1,344,456 and recorded as additional paid in capital.

The fair value of each warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The fair value of warrants granted is estimated on the date of grant based on the weighted-average assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The historical stock volatility of the Company’s common stock is used as the basis for the volatility assumption.

	Years ended December 31,
	2007	2006
Weighted average risk-free rate	4.5%	4.5%
Average expected life in years	3.6	3.5
Expected dividends	None	None
Volatility	166%	100%
Forfeiture rate	40%	24%

NOTE 12 - STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2007 and 2006 follows:

	Shares	Average Exercise Price
Options outstanding and exercisable at January 1, 2006	12,470,363	$0.46
Granted during 2006	5,587,500	0.24
Cancelled during 2006	(3,259,592)	0.45
Expired during 2006	(63,375)	14.00
Options outstanding and exercisable at December 31, 2006	14,734,896	$0.33
Granted during 2007	3,725,000	0.35
Cancelled during 2007	(4,050,000)	0.23
Exercised during 2007	(100,000)	0.20
Options outstanding and exercisable at December 31, 2007	14,309,896	$0.36

Weighted average remaining contractual life at December 31, 2007, for all options is 7.15 years.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan"). On June 8, 2007, the 2000 Plan was amended and restated. The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 20,000,000 shares of common stock. 100,000 options have been exercised to date. There are 14,309,896 options outstanding under the 2000 Plan.

During 2007, the Company granted 3,725,000 stock options to directors and employees at exercise prices approximating fair market value of the stock on the date of each grant. Such issuances to directors and employees were valued at $714,239, utilizing similar factors as described below, which was expensed and is included in research and development expenses and selling, general and administrative expenses.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

During 2006, the Company granted 5,587,500 stock options to directors, officers and employees at exercise prices approximating fair market value of the stock on the date of each grant. Such issuances to directors, officers and employees were valued at $999,320, utilizing similar factors as described below, which was expensed and is included in research and development expenses and selling, general and administrative expenses.

In 1994, the Company adopted a Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the granting of options to purchase up to 71,429 shares of common stock. No options have been exercised to date. There are no options outstanding under the 1994 Plan, and the Company does not plan to issue any more options under this plan.

Share Based Compensation Payments:
During the year ended December 31, 2007, the Board of Directors authorized the net issuance of 3,725,000 stock options to directors, officers and employees. During the year ended December 31, 2006, the Board of Directors authorized the net issuance of 5,587,500 stock options to officers, employees and consultants. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected volatility of 166% and 100% for the years ended December 31, 2007 and 2006, respectively; risk-free interest rate of 4.5% for the years ended December 31, 2007 and 2006; and expected lives of approximately 10.0 years.

The Company accounts for employee stock options as compensation expense, in accordance with SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Leases:
The Company leases office space, a manufacturing and warehousing facility, and a research and development facility in Las Vegas, Nevada. The office space lease was assigned to the Company by the Chief Executive Officer, on the same terms and conditions, effective February 24, 2006. The lease includes a payment of $11,292 per month, plus annual increases of 3% per year, which includes all cleaning and utilities, except phone and internet service. The term of the lease is five years.

On July 1, 2007, the Company began leasing a research and development facility. The lease includes a payment of $1,995, plus common area maintenance charges, per month. The term of the lease is three years and one month. On November 1, 2007, the Company amended the lease to include additional space, which it will utilize for its manufacturing and warehousing facility. The amendment to the lease calls for an additional payment of $1,605, plus common area maintenance charges, per month, and carries the same terms and conditions as the original lease.

Minimum future rentals are as follows:

Year
2008	$170,206
2009	190,664
2010	177,091
2011	12,688
$550,649

Rent expense, including base rent and additional charges, for the year ended December 31, 2007 and 2006 was $173,545 and $139,919, respectively.

Patent License Agreements:
The Company was an exclusive licensee pursuant to a patent license agreement of certain power factor controller technology owned by the United States, as represented by the National Aeronautics and Space Administration (NASA). This license agreement covered the United States of America and its territories and possessions on an exclusive basis and foreign sales on a non-exclusive basis. Such license agreement did not require the Company to pay royalties to NASA in connection with the Company's sale of products employing technology utilizing the licensed patents. The agreement terminated on December 16, 2002 upon the expiration of all of the licensed patents. The Company filed and received its own patent (No. 5.821.726) that expires in 2017 that management believes will protect the Company's intellectual property position.

Software User License Agreements:
The Company entered into an agreement to purchase software licenses for accounting, manufacturing and CRM software. The total amount of the software license agreement is approximately $66,000 and the software licenses begin in 2008.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Litigation:
Presently, the Company is not involved in any litigation.

On March 19, 2007, the Company reached an agreement with GE Fanuc Automation North America, Inc. (“GE Fanuc”) to cease using its Power Genius name for its products. As consideration, GE Fanuc paid the Company $20,000.

Subcontractors:
During 2006, the Company utilized one subcontractor in Michigan and one subcontractor in Nevada as turn-key manufacturers for its analog product. On March 15, 2006, the Company terminated its agreement with its Livonia, Michigan subcontractor. In December of 2007, the Company ceased using the Las Vegas, Nevada subcontractor and began to manufacture its analog and some of its digital product in-house.

The Company directly sources its own analog circuit boards from a contract circuit board manufacturer. Over the past year, the Company has primarily sourced analog circuit boards from RMF Design and Manufacturing (“RMF”), based outside of Toronto, Canada. The Company believes RMF has the ability to meet the Company’s analog circuit board production needs and the Company would be successful in finding alternative manufacturers should RMF not be available to manufacture these circuit boards.

On September 6, 2007, the Company entered into a manufacturing service agreement with Sanima-Sci Corporation (“Sanmina-Sci”) for the production of digital units and digital circuit boards. Pursuant to this agreement, the Company will purchase an amount of digital units, subject to certain minimum quantities, from Sanima-Sci equal to an initial firm order agreed upon by the Company and Sanima-Sci and subsequent nine-month requirements forecasts. The initial term of the contract is one year, and upon expiration of the initial term, the contract will continue on a year to year basis until one party gives notice to terminate. At the present time the Company is not able to determine if the actual purchases will be in excess of these minimum commitments, or if any potential liability will be incurred. At December 31, 2007, the Company has approximately $100,000 in open purchase orders with this subcontractor. Additionally, the Company is committed for an additional $300,000 during the initial term of this agreement. At December 31, 2007, the Company has approximately $81,000 on deposit with Sanmina-Sci.

Investment Advisory Agreements:
The Company entered into a consulting agreement with an investment advisor on December 1, 2004. The agreement calls for the investment advisor to assist the Company in devising financial and marketing strategies, and also to assist the Company in raising funds on a non-exclusive basis through the offering of debt and/or equity securities. The agreement expired on November 30, 2005 and was renewed on February 21, 2006. The company shall pay the investment advisor the amount of $4,000 per month, plus expenses approved by the Company and issue 300,000 options. The Company terminated the engagement with the consultant for non-performance on April 20, 2006. The Company paid the investment advisor $35,000 during the year ended  December 31, 2006, and the agreement has been satisfied in full.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The Company entered into an agreement with an investment bank on October 13, 2006. In accordance with this agreement, the investment bank served as the Company’s non-exclusive placement agent for a private stock offering of 10,700,008 shares of common stock and 5,350,004 warrants which closed on November 30, 2006 (See Note 19). The investment bank was paid a retainer fee of $5,000, and the agreement called for the investment bank to receive 5.5% of the total cash invested by investors introduced by the investment bank upon closing. The investment bank introduced no investors in the private stock offering which closed on November 30, 2006. The Company subsequently terminated this agreement on January 13, 2007.

NOTE 14 - RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2007 and 2006, consulting fees of $12,000 and $7,000 were paid to a director and stockholder of the Company, respectively. These amounts are included in selling, general and administrative expenses.

On October 29, 2007, the Company entered into a financing transaction in which it issued 113,500 units, each unit consisting of one share of the Company’s series B preferred stock and a warrant to purchase up to 50 shares of the Company’s common stock for $3,825,000 in cash and the cancellation of $1,850,000 of debt securities. In this transaction, Steven Strasser, the Company’s Chief Executive Officer purchased 16,000 units for $250,000 in cash and the cancellation of a $550,000 note; George Boyadjieff, a director and senior technical advisor of the Company, purchased 4,000 units for $200,000 in cash; Douglas Dunn, a director of the Company, purchased 1,000 units for $50,000 in cash; Gary Rado, a director of the Company, purchased 2,000 units for $100,000 in cash (See Note 18).

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On November 30, 2006, the Company entered into a financing transaction in which it issued 10,700,008 shares of its common stock and 5,350,004 warrants to purchase common stock for $3,210,000 and $2,000,000 in senior secured notes in a private offering of equity and debt. In this transaction, Steven Strasser, the Company’s Chief Executive Officer purchased 1,166,668 shares of common stock and 583,334 warrants for $350,000, and was issued a senior secured note for $550,000; John (BJ) Lackland, the Company’s Chief Financial Officer purchased 100,000 shares of common stock and 50,000 warrants for $30,000; Robert Murray, the Company’s former Chief Operating Officer purchased 100,000 shares and 50,000 warrants for $30,000; George Boyadjieff, a director and senior technical advisor of the Company was issued 1,000,000 shares of common stock and 500,000 warrants for $300,000; and Commerce Energy Group was issued a $200,000 secured note and 250,000 warrants (See Notes 16 and 19). The $2,000,000 in senior secured notes were paid off in full on October 29, 2007 (See Note 18).

On April 19, 2006, the Company entered into a financing transaction in which it issued a $1,000,000 secured convertible note (the "EMTUCK Note") to EMTUCK, LLC ("EMTUCK"), in which the managing member is a management company wholly owned and controlled by Steven Strasser, the Company's CEO. On May 19, 2006, the Note was increased to $1,500,000. This note was paid off in full on November 30, 2006 (See Notes 16 and 19).

Interest expense of approximately $665,000 and $440,000 for the years ended December 31, 2007 and 2006, respectively, was associated with related parties.

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2007	2006

Interest	$248,219	$314,750

Income/Franchise Taxes	$6,906	$8,542

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16 - NOTES PAYABLE:

On November 30, 2006, the Company entered into a financing transaction in which the Company issued $2,000,000 of its two year, senior, secured promissory notes (collectively the “Notes”, individually a “Note”). The Notes bear interest of 15% per annum. Interest due under the Notes is payable quarterly, with the principal and final quarterly interest payment becoming due November 30, 2008. The Notes have a first priority security interest in all of the assets of the Company. Upon the occurrence of an “Event of Default” (as defined in the Note, included herein as an exhibit) the holder may, upon written notice to the Company, elect to declare the entire principal amount of the Note then outstanding together with accrued unpaid interest thereon due and payable. Upon receipt of such notice, the Company shall have seven business days to cure the Event of Default, and if uncured on the eighth business day, all principal and interest shall become immediately due and payable. The Company also issued with 2,500,000 warrants (the “Debt Warrants”) to purchase common stock of the Company to the holders of the Notes. The Debt Warrants have a per share exercise price of $0.40 and expire November 29, 2011. 1,250,000 of the Debt Warrants are exercisable immediately, with the remaining 1,250,000 Debt Warrants becoming exercisable in equal amounts over 24 months beginning December 29, 2006. The common stock issuable upon exercise of the Debt Warrants has piggyback registration rights, and can be included in the Company’s next registration statement. The Debt Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Debt Warrants is not then effective. The Notes were paid off in full on October 29, 2007 (See Note 18.)

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

The Company’s previously issued notes, including $1,464,306 issued on October 27, 2004, $125,000 issued on February 24, 2005 (collectively the “Pali Notes”) and $1,500,000 issued to EMTUCK, were paid off in November 2006, and such paid off note holders no longer hold a security interest in the Company’s assets.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On April 19, 2006, the Company entered into a financing transaction in which it issued a $1,000,000 secured convertible note to EMTUCK (See Note 14). On May 19, 2006, the EMTUCK Note was increased to $1,500,000. The EMTUCK Note bears interest of 10.75% per annum, with interest payments due quarterly, beginning July 19, 2006. The EMTUCK Note's principal becomes due on January 19, 2007 (the "Maturity Date"). The Company can draw on the Note, in increments of up to $200,000, and interest is calculated on the outstanding principal drawn. The EMTUCK Note is secured by a first lien and security interest in all of the Company's accounts receivable and inventory now or hereafter acquired, and a second lien and security interest in all other collateral, subordinate to the existing lien and security interest in favor of Pali Capital Corporation as representative of the holders the Pali Notes. In the event of default (as defined in the EMTUCK Note), EMTUCK may, upon written notice to the Company, elect to declare the entire principal amount of the Note then outstanding, together with accrued and unpaid interest thereon due and payable. Upon receipt of such notice, the Company shall have seven business days to cure the event of default and if uncured on the eighth business day, all principal and accrued interest shall become immediately due and payable. The EMTUCK Note was paid off in full on November 30, 2006.

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

On October 17, 2005, the Company issued a $50,000 promissory note payable to its former landlord in connection with a settlement agreement. The note is non-interest bearing and calls for monthly payments of $2,778 of principal beginning November 17, 2005. In connection with this note payable, the Company recorded a note discount of $6,146 on the Company’s balance sheet. During the years ended December 31, 2007 and December 31, 2006, the Company paid $11,111 and $33,327 in principal, respectively. As of December 31, 2007, this note has been paid off in full.

On December 15, 2004, the Company issued a $25,334 promissory note payable to a former officer, in connection with a settlement agreement (See Note 17), at 15%. The note calls for monthly payments of $1,580, principal and interest, beginning January 2005 and matured on June 15, 2006. During the years ended December 31, 2006 the Company paid $8,997 in principal. As of December 31, 2007 this note has been paid off in full.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 17 - EMPLOYMENT AND CONSULTING AGREEMENTS:

On June 1, 2005, the Company entered into an employment and compensation agreement with Steven Strasser, the Company’s Chief Executive Officer. The agreement is for a term of five years, with a base salary for the first year of the agreement of $275,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $215,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 1,612,500 shares of the Company’s common stock, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $60,000 of the base salary is to be paid in cash. The agreement with this Chief Executive Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Executive Officer in the event of a change of control. This Chief Executive Officer also received 1,818,180 incentive stock options which will vest over a five year period and have an exercise price of $0.22, and 1,181,820 non-qualified stock options which will vest over a five year period and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants.

On June 1, 2005, the Company entered into an employment and compensation agreement with John Lackland, the Company’s Chief Financial Officer. The agreement is for a term of five years, with a base salary for the first year of the agreement of $175,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors. During the first year of the Agreement, an amount equal to $55,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 412,500 shares of the Company’s common stock, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $120,000 of the base salary is to be paid in cash. The agreement with this Chief Financial Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Financial Officer in the event of a change of control. This Chief Financial Officer also received 1,733,750 incentive stock options which will vest over a five year period and have an exercise price of $0.20, and 66,250 non-qualified stock options which vested on June 1, 2006 and have an exercise price of $0.20. The agreement also provides for certain non-competition and nondisclosure covenants.

On June 1, 2005, the Company entered into an employment and compensation agreement with Nicholas Anderson, the Company’s former Chief Technology Officer. On May 15, 2006, the Company terminated Nicholas Anderson, for cause, and cancelled his employment agreement with the Company. The Company has not accrued a loss related to this termination and does not foresee any material loss in its ability to manufacture current products or develop new products.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On June 9, 2005, the Company entered into a consulting agreement with an advisor to serve as the Company’s Senior Technical Advisor. The term of this agreement is for 24 months and calls for the advisor to assist the Company in digitizing the Company’s technology. For his services, the Company agreed to issue the advisor 400,000 options, vesting quarterly from the date of the agreement. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the advisor. In the event that the Company’s annual sales from digital products reaches $5,000,000, the Company will pay the advisor a $100,000 one time bonus. The agreement contains confidentiality and non-competition provisions. This agreement can be terminated in 90 days by either party by written notices. On June 6, 2007, the Company renewed the agreement with the advisor. In connection with the renewal, the Company granted the advisor 1,000,000 warrants, which vest upon the approval of certain patents, created by the advisor, by the US Patent Office, or the buy-out of the Company, whichever occurs first.

On March 1, 2007, the Company entered into a consulting agreement with a sales and marketing consultant. The term of this agreement is for 12 months and calls for the consultant to assist the Company in its business development, sales and marketing efforts. For his services, the Company has agreed to issue the consultant 100,000 warrants, vesting quarterly from the date of the agreement. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the consultant. This agreement contains confidentiality and non-competition provisions. Each party has the right to cancel this agreement with no less than 10 days notice in writing.

On March 21, 2007, the Company entered into a consulting agreement with a product manager. The term of this agreement is for two years and calls for the product manager to assist the company in product development and marketing. For his services, the Company agreed to pay the product manager $6,250 per month, due on the 1st of each month, as well as 400,000 stock options, which vest over the term of the agreement. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the product manager. The agreement contains confidentiality and non-competition provisions. Each party has the right to cancel this agreement upon 30 days written notice. This agreement was terminated on April 11, 2007 and all obligations have been satisfied in full, and all stock options issued to the product manager were cancelled.

NOTE 18 - ISSUANCE OF SERIES B CONVERTIBLE PREFERRED STOCK:

On October 29, 2007, the Company issued and sold 113,500 units (the “Units”), each Unit consisting of one share of the Company’s Series B Preferred Stock, par value $.001 per share (“Series B Preferred Stock”), and a warrant to purchase 50 shares of the Company’s common stock, resulting in the sale and issuance of an aggregate of 113,500 shares of Series B Preferred Stock and warrants to purchase, initially, up to 5,675,000 shares of the Company’s common stock (the “Warrants”), in a private offering (the “Preferred Offering”) for $5,675,000 in cash and cancellation of indebtedness (See Note 16). Many of the purchasers of Units were either officers, directors or pre-existing stockholders or noteholders of the Company (See Note 14).

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In connection with the Preferred Offering, the Company has agreed to use its reasonable best efforts to file a registration statement (the “Registration Statement”) to register the common stock issuable upon conversion of the Series B Preferred Stock issued, as well as the common stock issuable upon exercise of the Warrants, not later than 60 days from the termination date of the Offering (the “Termination Date”), and must use its reasonable best efforts to have the Registration Statement declared effective not later than 120 days from the Termination Date.

Each share of Series B Preferred Stock is initially convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances. The Series B Preferred Stock is convertible at the option of the holder at any time. The Series B Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period. The Series B Preferred Stock has an 8% dividend, payable annually in cash or stock, at the discretion of the Company’s board of directors. As such, none is accredited in these financial statements.

The Preferred Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder. No placement agent or underwriter was used in connection with the Offering and there is no commission, finder’s fee or other compensation due or owing to any party.

On November 8, 2007, the Company sold 5,000 units, resulting in the sale and issuance of 5,000 shares of Series B Preferred Stock and warrants to purchase up to 250,000 shares of the Company’s common stock, for $250,000 under the Preferred Offering.

On November 15, 2007, the Company sold 1,400 units, resulting in the sale and issuance of 1,400 shares of Series B Preferred Stock and warrants to purchase up to 70,000 shares of the Company’s common stock, for $70,000 under the Preferred Offering.

On December 20, 2007, the Company sold 9,500 units, resulting in the sale and issuance of 9,500 shares of Series B Preferred Stock and warrants to purchase up to 475,000 shares of the Company’s common stock, for $475,000 under the Preferred Offering.

On December 28, 2007, the Company sold 5,000 units, resulting in the sale and issuance of 5,000 shares of Series B Preferred Stock and warrants to purchase up to 250,000 shares of the Company’s common stock, for $250,000 under the Preferred Offering.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 19 - STOCKHOLDERS' EQUITY:

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

The Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder. No placement agent or underwriter is entitled to compensation in connection with either the Offering or the sale of the Notes and there is no commission, finder’s fee or other compensation due or owing to any party.

On January 19, 2007, the Company issued and sold 666,668 shares of its common stock and 333,334 Equity Warrants, in the Offering for $200,000 in cash, under the same terms as described above.

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
DECEMBER 31, 2007 AND 2006

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107 “Disclosure About the Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short term nature.

NOTE 21 - 401(K) RETIREMENT PLANS:

On August 1, 2006, the Company adopted a 401(k) retirement plan (the 401(k) Plan). The 401(k) Plan is voluntary, and available to all employees who have been with the Company for at least six months. The Company may make discretionary contributions. The Company did not make any contributions in 2007 or 2006.

NOTE 22 - SUBSEQUENT EVENTS:

On January 7, 2008, the Company entered into a consulting agreement with a European sales and marketing consultant. The agreement calls for the consultant to assist the Company in the business planning, and ultimately commercial development and marketing of the Company’s MEC line of products in Europe. For his services, the Company has agreed to pay the consultant 64,920 € per year, which is approximately equivalent to $100,000 per year. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the consultant. The initial term of this agreement is for 5 years, and can be terminated by either party upon 90 days written notice.

On January 21, 2008, the Company sold 5,600 units under the Preferred Offering, resulting in the issuance of 5,600 shares of its Series B Preferred Stock and warrants to purchase up to 280,000 shares of the Company’s common stock, for $280,000. This was the final closing in the Preferred Offering.

On January 23, 2008, the Company signed an efficiency aggregation contract with San Diego Gas & Electric Company (“SDG&E”). Under the terms of this contract, SDG&E will pay the Company $0.14 per kWh of energy saved in the first year of operation of the MEC, for new installations of the MEC in SDG&E’s service area. Payment to the Company is subject to certain inspections, approvals and time restrictions. The term of this contract is for 5 years, and either party may terminate this contract upon written notice.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

(b) Internal Control Over Financial Reporting.

During the year ended December 31, 2007, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

(c) Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure, controls and procedures as defined in Exchange Act Rules 13a-15(e) and15d-15(e) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

INFORMATION ABOUT THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director's election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Company's current directors were either appointed by the plurality of votes cast by the holders of our common stock present, or represented, at the 2005 Annual Meeting of the Stockholders in February, 2006, or elected by the board.

Name	Age	Director Since	Position
Steven Z. Strasser	59	2002	Chairman, Chief Executive Officer
John (BJ) Lackland	37	2002	Director, Chief Financial Officer, and Secretary
Raymond J. Skiptunis	65	2002	Director, Chairman of the Audit Committee
George Boyadjieff	69	2006	Director, Senior Technical Advisor
Douglas M. Dunn	65	2006	Director
Richard Morgan	62	2007	Director
Gary Rado	66	2005	Director

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

George Boyadjieff — Director and Senior Technical Advisor. Mr. Boyadjieff has been a director of the Company since May 2006, and Senior Technical Advisor of the Company since April 2005. Mr. Boyadjieff is the retired CEO of the former Varco International, a New York Stock Exchange traded oil service company with over $1.3 billion in annual revenues at the time of Mr. Boyadjieff’s retirement. Varco has recently merged with National Oil Well to become National Oil Well Varco (NOV). Mr. Boyadjieff joined Varco in 1969 as Chief Engineer and was appointed CEO in 1991. Currently Mr. Boyadjieff is a director of Southwall Technologies, a Silicon Valley hi-tech firm. Mr. Boyadjieff joined Southwall in December 2004.

Mr. Boyadjieff holds over 50 US patents related to oil and gas well drilling equipment.

Mr. Boyadjieff holds BS and MS degrees in Mechanical Engineering from the University of California at Berkeley and is a graduate of the University of California at Irvine executive program.

Dr. Douglas Dunn — Director since May 2006. Dr. Dunn has had an extensive career in research, business and academic leadership. Dr. Dunn served as dean of Carnegie Mellon University's Graduate School of Industrial Administration (now the Tepper School of Business) from July 1996 through June 2002, after which he retired. He began his career AT&T Bell Laboratories, and his corporate experienced culminated in senior positions as a corporate officer leading Federal Regulatory Matters, Regional Government Affairs, and Visual Communications and Multimedia Strategy for AT&T. Dr. Dunn is a board member of Universal Stainless & Alloy Products, Inc. (NasdaqNM: USAP) and Solutions Consulting, a technology consulting firm, which is wholly owned by Perot Systems, Inc. He holds a Ph.D. in business from the University of Michigan, an MS in industrial management and a BS in physics from the Georgia Institute of Technology.

Richard Morgan – Director since January 2007. Mr. Morgan is currently Of Counsel at Lionel Sawyer & Collins. Mr. Morgan is the former Dean and a former Professor of Law at the William S. Boyd School of Law at the University of Nevada, Las Vegas, a position he held from September 1, 1997 through the end of June 2007. Mr. Morgan is an experienced legal educator, having served as dean at both the Arizona State University College of Law and the University of Wyoming College of Law. Mr. Morgan earned his B.A. in Political Science at the University of California, Berkeley in 1967. In 1971 he received his J.D. from UCLA, where he was an editor of the UCLA Law Review. He practiced with the Los Angeles law firm of Nossaman, Krueger & Marsh in the corporate/securities areas from 1971 to 1980. He was a professor at the Arizona State University College of Law from 1980 to 1987 and served as associate dean from 1983 to 1987. He was dean at the University of Wyoming College of Law from 1987 to 1990 and returned to the Arizona State University College of Law in 1990, where he served as dean and professor of law until 1997. He currently serves as chair of the ABA Standards Review Committee.

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

Our board of directors met seven times in 2007. None of the current directors missed more than one meeting during the period for which they have been a director and the meetings held by committees of the board of directors on which they serve.

We do not have a policy that requires directors to attend our annual meetings of stockholder. However, all directors attended the 2007 Meeting of Stockholders on June 8, 2007.

Audit Committee

Raymond Skiptunis, Douglas Dunn and Gary Rado currently serve as our audit committee. Messrs. Skiptunis, Dunn and Rado are each independent directors as required by Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A(3)(b)(1) of the Securities Exchange Act of 1934 and Section 121(A) of the American Stock Exchange Constitution and Rules. Raymond Skiptunis, the Chairman of our audit committee, qualifies as a financial expert. Our audit committee, among other things:

• selects the independent auditors, considering independence and effectiveness;

• discusses the scope and results of the audit with the independent auditors and reviews with management and the independent auditors our interim and year-end operating results;

• considers the adequacy of our internal accounting controls and audit procedures;

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

Item 11.	Executive Compensation.

Summary Compensation Table

The following table summarizes compensation information for the last two fiscal years for (i) Mr. Steven Z. Strasser, our Principal Executive Officer and (ii) John (BJ) Lackland, our Principal Financial Officer, who were serving as executive officers at the end of the fiscal year and who we refer to collectively, the Named Executive Officers.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Steven Z. Strasser(1)	2007	$297,172	-	-	-	-	-	-	$297,172

Chairman and Chief	2006	$288,750	-	-	-	-	-	-	$288,750

Executive Officer

John (BJ) Lackland (2)	2007	$189,109	-	-	-	-	-	-	$189,109

Director and Chief	2006	$183,750	-	-	-	-	-	-	$183,750

Financial Officer			-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

During 2004, we hired the following officers: Steven Strasser, Chief Executive Officer, and John (BJ) Lackland, Chief Financial Officer. Effective June 1, 2005, the Company entered into employment agreements with the above officers. These two individuals comprise our current executive officers. The term of each agreement is five years. In the event of a defined change in control of the Company, each agreement will provide for accelerated vesting of stock options and a cash severance payment equal to 2.99 times the executive's then current salary and previous year's bonus.

The following table sets forth the material financial terms of the agreements for each of our executives as of December 31, 2007:

Name	Salary (1)		Bonus(4)	Common Stock Options(5)
Steven Strasser	$275,000	(2)		3,000,000
BJ Lackland	$175,000	(3)		1,800,000

(1)	To be increased annually by at least 5% of prior year.

(2)
First year's salary to be paid $60,000 in cash and options to purchase 1,612,500 shares of Common Stock at an exercise price equal to not less than market at date of grant in lieu of remaining cash vesting quarterly over one year.

(3)
First year's salary to be paid $120,000 in cash and options to purchase 412,500 shares of Common Stock at an exercise price equal to market at date of grant in lieu of remaining cash vesting quarterly over one year.

(4)	At the Board's discretion.

(5)	Vesting evenly and quarterly over five years.

Outstanding equity awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Strasser	1,590,972	971,817	-	$0.22	5/31/2010	-	-	-	-
	1,521,588	518,183	-	$0.20	5/31/2015	-	-	-	-
	600,000	-	-	$0.65	11/28/2015	-	-	-	-

BJ Lackland	1,252,500	960,000	-	$0.20	5/31/2015	-	-	-	-
	375,000	-	-	$0.65	11/28/2015	-	-	-	-

Stock Option Plan Narrative Disclosure

As of December 31, 2007, we had an aggregate of 14,309,896 shares of Common Stock available for issuance under our stock plans. The following is a description of our plans.

2000 Stock Option and Restricted Stock Plan, or the 2000 Plan

The 2000 Plan, was adopted by our board of directors and our stockholders in 2000. On June 8, 2007, the 2000 Plan was amended and restated. As of December 31, 2007, no restricted shares of Common Stock have been issued, and 100,000 of the outstanding options to purchase shares of our Common Stock have been exercised pursuant to the 2000 Plan. There are 14,309,896 options outstanding under the 2000 Plan as of December 31, 2007.

Share Reserve. Under the 2000 Plan, we have initially reserved for issuance an aggregate of 20,000,000 shares.

Administration. The 2000 Plan is administered by the board of directors. The stock option awards qualify as "performance-based-compensation" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, or the Code, with two or more outside directors within the meaning of Section 162(m) of the Code. The board of directors has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards and the form of consideration payable upon exercise.

Eligibility. Awards under the 2000 Plan may be granted to any of our employees, directors or consultants or those of our affiliates.

Options. With respect to non-statutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code and incentive stock options, the exercise price must be at least equal to the fair market value of our Common Stock on the date of grant. In addition, the exercise price for any incentive stock option granted to any employee owning more than 10% of our Common Stock may not be less than 110% of the fair market value of our Common Stock on the date of grant. The term of any stock option may not exceed ten years, except that with respect to any participant who owns 10% or more of the voting power of all classes of our outstanding capital stock, the term for incentive stock options must not exceed five years.

Stock Awards. The administrator may determine the number of shares to be granted and impose whatever conditions to vesting it determines to be appropriate, including performance criteria. The criteria may be based on financial performance, personal performance evaluations and/or completion of service by the participant. The administrator will determine the level of achievement of performance criteria. Unless the administrator determines otherwise, shares that do not vest typically will be subject to forfeiture or to our right of repurchase, which we may exercise upon the voluntary or involuntary termination of the participant's service with us for any reason, including death or disability.

Adjustments upon Merger or Change in Control. The 2000 Plan provides that in the event of a merger with or into another corporation or a "change in control," including the sale of all or substantially all of our assets, and certain other events, our board of directors (or a committee of the board of directors) may, in its discretion, provide for some or all of:

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

Compensation of Directors Summary Table

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raymond J. Skiptunis	$12,000	-	$40,200	-	-	-	$52,200
George Boyadjieff	-	-	$26,800	-	-	-	$26,800
Douglas M. Dunn	-	-	$26,800	-	-	-	$26,800
Richard Morgan	-	-	$26,800	-	-	-	$26,800
Gary Rado	-	-	$26,800	-	-	-	$26,800

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

Limitation of Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that the personal liability of our directors shall be limited to the fullest extent permitted by the provisions of Section 102(b)(7) of the General Corporation Law of the State of Delaware, or the DGCL. Section 102(b)(7) of the DGCL generally provides that no director shall be liable personally to us or our stockholders for monetary damages for breach of fiduciary duty as a director, provided that our certificate of incorporation does not eliminate the liability of a director for (i) any breach of the director's duty of loyalty to us or our stockholders; (ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) acts or omissions in respect of certain unlawful dividend payments or stock redemptions or repurchases; or (iv) any transaction from which such director derives improper personal benefit. The effect of this provision is to eliminate our rights and the rights of our stockholders through stockholders' derivative suits on our behalf, to recover monetary damages against a director for breach of her or his fiduciary duty of care as a director including breaches resulting from negligent or grossly negligent behavior except in the situations described in clauses (i) through (iv) above. The limitations summarized above, however, do not affect our or our stockholders' ability to seek non-monetary remedies, such as an injunction or rescission, against a director for breach of her or his fiduciary duty.

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

We maintain a directors' and officers' liability insurance policy covering certain liabilities that may be incurred by our directors and officers in connection with the performance of their duties. The entire premium for such insurance is paid by us.

Insofar as indemnification for liabilities arising under the Securities Act, our directors and officers, and persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP

The following table sets forth information as to our shares of common stock beneficially owned as of March 20, 2008 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Shares Owned		Percent of Shares Owned(10)
Common Stock	Steven Strasser, CEO, Chairman of the Board	19,417,169	(2)	37.72%
Common Stock	John (BJ) Lackland, CFO, Director	1,920,500	(3)	4.56%
Common Stock	Raymond J. Skiptunis, Director	396,039	(4)	Less than 1%
Common Stock	Gary Rado, Director	525,000	(5)	1.28%
Common Stock	George Boyadjieff, Director	2,725,000	(6)	6.47%
Common Stock	Douglas Dunn, Director	325,000	(7)	Less than 1%
Common Stock	Richard Morgan, Director	100,000	(8)	Less than 1%
Common Stock	Summit Energy Ventures, LLC	8,803,901	(2)	20.77%
Common Stock	Sarkowski Family L.P.	7,136,981		16.15%
Common Stock	Ron Boyer	8,435,768		17.80%
Common Stock	Commerce Energy Group	4,464,376	(9)	10.73%
Common Stock	All Executive Officers and Directors as a Group (6 persons)	25,408,708		36.12%

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

(2)
Includes 8,803,901 common shares and common shares subject to options and warrants exercisable within 60 days of the date hereof held by Summit, in which Steven Strasser is one of two members, 1,760,000 common shares subject to the conversion of 17,600 shares of Series B Preferred Stock, and 9,336,600 common shares subject to options and warrants which are presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Strasser was also granted an additional 1,150,000 common shares subject to options and warrants which will become exercisable after 60 days of the date hereof. Mr. Strasser’s options and warrants expire on various dates from May, 2010 through November, 2015.

(3)
Includes 1,777,500 common shares and common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Lackland was also granted an additional 810,000 common shares subject to options which will become exercisable after 60 days of the date hereof. Mr. Lackland’s options and warrants expire on various dates from May, 2010 through November, 2015.

(4)
Includes 373,500 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Skiptunis’ options and warrants expire on various dates from October, 2014 through January, 2017.

(5)
Includes 200,000 common shares subject to the conversion of 2,000 shares of Series B Preferred Stock, and 325,000 common shares subject to options presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Rado’s options expire on various dates from September, 2015 through January, 2017.

(6)
Includes 400,000 common shares subject to the conversion of 4,000 shares of Series B Preferred Stock, and 1,325,000 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof. Mr. Boyadjieff’s options and warrants expire on various dates from April, 2010 through January, 2017.

(7)
Includes 100,000 common shares subject to the conversion of 1,000 shares of Series B Preferred Stock, and 225,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof. Dr. Dunn’s options expire on various dates from May 2016 through January, 2017.

(8)	Includes 100,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Morgan’s options expire January, 2017.

(9)
Includes 400,000 common shares subject to the conversion of 4,000 shares of Series B Preferred Stock, and 815,327 common shares subject to warrants presently exercisable or which will become exercisable within 60 days of the date hereof, as well as 3,249,049 common shares owned by Commerce’s wholly owned subsidiary, Commonwealth Energy Corporation. Commerce’s warrants expire on various dates from October 2009 through November 2011.

(10)	The percentage for common stock includes all common shares subject to options and warrants exercisable within 60 days of the date hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Relationship with Steven Strasser and Summit

Mr. Strasser, our CEO, owns 99.5% of Summit. As of December 31, 2007, Summit owned 6,803,901 shares of our common stock and 2,000,000 warrants to purchase common stock. In addition, Mr. Strasser owns beneficially 19,417,169 shares of common stock (including those shares beneficially owned by Summit) issued or issuable on the exercise of options and warrants, and the conversion of Series B Preferred Stock, exercisable within 60 days of December 31, 2007.

On October 29, 2007, Mr. Strasser purchased 16,000 units, resulting in the issuance of 16,000 shares of Series B Preferred Stock and 800,000 warrants to purchase the Company’s common stock, for $250,000 in cash the conversion of a $550,000 note.

Relationship with John (BJ) Lackland

Mr. Lackland, our CFO, owns 0.5% of Summit. Mr. Lackland owns beneficially 1,920,500 shares of common stock, issued or issuable on the exercise of options and warrants exercisable within 60 days of December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed in fiscal years 2007 and 2006 for professional services rendered by the principal registered accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $52,390 and $53,051, respectively.

(2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 14(1) above were $12,800 and $7,420, respectively. The audit-related fees were for professional services rendered in conjunction with SEC Registration Statement filings and amendments thereto.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $3,250 and $3,000, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2007 and 2006 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 15(3) above were $0 and $0, respectively.

(5) Audit Committee Approval

During fiscal year 2007 and 2006, the Audit Committee pre-approved all engagements and fees for services the principal registered accountant provided since it was formally formed. Prior to the formation of the Audit Committee, the entire Board functioned as the Audit Committee and pre-approved all engagements and fees for services the principal registered accountant provided.

PART IV

Item 15.	Exhibits.

(a)	Exhibits

EXHIBIT INDEX

Description of Document

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-SB filed on October 20, 2000.

3.2	Amendment to the Certificate of Incorporation of the Company dated June 5, 2002, incorporated by reference to Exhibit 3.1 to Company's Current Report on Form 8-K filed on June 18, 2002.

3.3	Amendment to the Certificate of Incorporation of the Company dated July 6, 2005; incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.4	Amendment to the Certificate of Incorporation of the Company dated October 13, 2005; incorporated by reference to Exhibit 3.4 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.5	Amended and Restated By-laws of the Company dated March 23, 2004; incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-QSB filed on May 14, 2004.

4.1	Stock Purchase Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.1 to Company's Current Report on Form 8-K filed on June 18, 2002.

4.2	Registration Rights Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.4 to Company's Current Report on Form 8-K filed on June 18, 2002.

4.3	Certificate of Designation dated June 13, 2002, incorporated by reference to Exhibit 4.5 to Company's Current Report on Form 8-K filed on June 18, 2002.

4.4
Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Power Efficiency Corporation, incorporated by reference to Exhibit 4.2 to Company's Current Report on Form 8-K filed on May 25, 2003.

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

4.9	Form of Equity Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 24, 2007

4.10	Form of Equity Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007

10.1	Lease Agreement for Company's Ann Arbor, Michigan facility dated February 16, 1996, incorporated by reference to Exhibit 10(c) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.2	Stock Purchase Warrant dated June 14, 2002, incorporated by reference to Exhibit 4.2 to Company's Current Report on Form 8-K filed on June 18, 2002.

10.3	Amended and Restated Stockholders' Agreement dated June 14, 2002, incorporated by reference to Exhibit 4.3 to Company's Current Report on Form 8-K filed on June 18, 2002.

10.4	United States Patent #5,821,726, incorporated by reference to Exhibit 10(g) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.5	1994 Stock Option Plan, incorporated by reference to Exhibit 10(i) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.6	Patent License Agreement (DN-858) with NASA, incorporated by reference to Exhibit 10.10 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.7	Patent License Agreement (DE-256) with NASA incorporated by reference to Exhibit 10.11 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.8	Settlement and Release Agreement with NASA incorporated by reference to Exhibit 10.12 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.9	Modification No. 1 to Patent License Agreement (DE-256) with NASA, incorporated by reference to Exhibit 10.13 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.10	Product Warranty, incorporated by reference to Exhibit 10.16 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.11	Test Report from Medsker Electric, Inc., incorporated by reference to Exhibit 10.17 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.12	Test Report from Oak Ridge National Laboratory, incorporated by reference to Exhibit 10.18 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.13	Test Report from Oregon State University – The Motor Systems Resource Facility, incorporated by reference to Exhibit 10.19 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.14	Test Report from Otis Elevator Co., incorporated by reference to Exhibit 10.20 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.15	Employment Agreement with Stephen Shulman, incorporated by reference to Exhibit 10.23 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.16	Employment Agreement with Nicholas Anderson, incorporated by reference to Exhibit 10.24 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.17	Employment Agreement with Raymond J. Skiptunis, incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-KSB filed on March 31, 2003.

10.18	Revolving Credit Note dated May 8, 2003, incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed May 25, 2003.

10.19	Security Agreement dated May, 2003, incorporated by reference to Exhibit 10.2 to Company's Current Report on Form 8-K filed May 25, 2003.

10.20	Certificate of Amendment of Warrant, incorporated by reference to Exhibit 10.4 to Company's Current Report on Form 8-K filed May 25, 2003.

10.21	Employment Agreement with Richard Koch dated June 9, 2003, incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed June 20, 2003.

10.22	Settlement and Release Agreement with Raymond J. Skiptunis dated June 9, 2003, incorporated by reference to Exhibit 10.2 to Company's Current Report on Form 8-K filed June 20, 2003.

10.23	Employment Agreement with Raymond J. Skiptunis dated June 9, 2003 incorporated by reference to Exhibit 10.3 to Company's Current Report on Form 8-K filed June 20, 2003.

10.24	Employment Agreement with Keith Collin dated November 13, 2003, incorporated by reference to Exhibit 10.1 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.25	Employment Agreement with Thomas Mills dated October 6, 2003, incorporated by reference to Exhibit 10.2 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.26	Subscription Agreement with Nicholas Anderson dated September 30, 2003, incorporated by reference to Exhibit 10.3 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.27	Settlement Agreement with Nicholas Anderson dated September 30, 2003, incorporated by reference to Exhibit 10.4 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.28
Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy Ventures, LLC dated October 3, 2003, incorporated by reference to Exhibit 10.5 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.29	Promissory Note granted to Stephen Shulman dated September 15, 2003 incorporated by reference to Exhibit 10.6 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.30
Amendment to the Amended and Restated Stockholders' Agreement among Anthony Caputo, Nicholas Anderson, Philip Elkus, Stephen Shulamn, Performance Control, LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003, incorporated by reference to Exhibit 10.7 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.31
Regulation S Stock Purchase Agreement with Starz Investments Limited dated April 23, 2003, incorporated by reference to Exhibit 10.9 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.32	Addendum to the Regulation S Stock Purchase Agreement dated June 13, 2003 incorporated by reference to Exhibit 10.10 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.33	Warrant Agreement with Summit Energy Ventures, LLC dated February 26, 2004, incorporated by reference to Exhibit 10.33 to Company's Current Report on Form 8-K filed February 27, 2004.

10.34	Consulting Agreement with Raymond Skiptunis dated September 22, 2003, incorporated by reference to Exhibit 10.35 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.35	Business Property Lease with Arens Investment Company dated November 1, 2003, incorporated by reference to Exhibit 10.36 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.36	Subscription Agreement with Richard Koch dated December 23, 2003, incorporated by reference to Exhibit 10.37 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.37	Subscription Agreement with Raymond Skiptunis dated January 8, 2004, incorporated by reference to Exhibit 10.38 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.38	Subscription Agreement with Leonard Bellezza dated February 16, 2004, incorporated by reference to Exhibit 10.39 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.39	Letter agreement with Pali Capital, Inc. dated February 25, 2004, incorporated by reference to Exhibit 10.40 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.40	Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004, incorporated by reference to Exhibit 10.41 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.41	Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.42 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.42	Line of Credit Agreement with Summit Energy Ventures, LLC, incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed May 5, 2004.

10.43	Single Phase Licensing Agreement with Commerce Energy Group, incorporated by reference to Exhibit 10.1 to Company's Quarterly Report on Form 10-QSB filed November 15, 2004.

10.44	Settlement and Consulting Agreement with Ray Skiptunis dated September 27, 2004, incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.45	Settlement Agreement with Richard Koch dated December 15, 2004, incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.46	Management Agreement with Northwest Power Management, Inc. dated November 18, 2004, incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.47
Business Property Lease Amendment involving Glenborough LLC and Northwest Power Management, Inc. dated February 7, 2005, incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.48	Settlement and Consulting Agreement with Keith Collin dated September 27, 2004, incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.49	Settlement Agreement with Tom Mills dated December 21, 2004, incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.50	Business Property Sublease with Famair, Inc. dated February 11, 2005, incorporated by reference to Exhibit10.51 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.51
Placement Agency Agreement Dated as of June 1, 2005, between the Company and Joseph Stevens & Co., Inc.; incorporated by reference to Exhibit 10.51 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

10.52	Form of Placement Agent Warrant issued pursuant to Exhibit 10.51; incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K Filed on July 15,2005

10.53	Form of Investor Warrant; incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-k filed on July 15, 2005

10.54	Consulting agreement with George Boyadjieff, dated June 9, 2005; incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on March 31, 2006

10.55	Consulting agreement with Steven Blum dated February 21, 2006; incorporated by reference to Exhibit 10.55 to the Company’s Form 10-KSB filed on March 31, 2006

10.56	Consulting agreement with CEO Cast, Inc, dated January 2, 2006; incorporated by reference to Exhibit 10.56 to the Company’s Form 10-KSB filed on March 31, 2006

10.57	Letter agreement with USBX Advisory Services, LLC, dated January 6, 2006; incorporated by reference to Exhibit 10.57 to the Company’s Form 10-KSB filed on March 31, 2006

10.58	Employment agreement with Steven Strasser dated June 1, 2005; incorporated by reference to Exhibit 8.1 to the Company’s Current Report of Form 8-K filed July 13, 2005.

10.59	Employment agreement with John Lackland dated June 1, 2005; incorporated by reference to Exhibit 8.2 to the Company’s Current Report on Form 8-K filed on July 13, 2005.

10.60	Employment agreement with Nicholas Anderson dated June 1, 2005; incorporated by reference to Exhibit 8.3 to the Company’s Current Report on Form 8-K filed on July 13, 2005.

10.61	Interim financing agreement with EMTUCK, LLC dated April 18, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.62	Promissory note granted to EMTUCK, LLC dated April 19, 2006; incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.63	Security agreement with EMTUCK, LLC dated April 19, 2006; incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.64	Form of EMTUCK Warrant; incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.65	Promissory note granted to EMTUCK, LLC dated May 19, 2006; incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2006.

10.66	Form of Pali Note Extension Consent Letter dated October 23, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2006.

10.67	Form of Securities Purchase Agreement, dated November 30, 2006; incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.68	Form of Note, dated November 30, 2006; incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.69	Form of Debt Warrant; incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.70	Form of Equity Warrant; incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.71	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2007.

10.72	Consulting Agreement amendment with George Boyadjieff, dated June 9, 2007, incorporated by reference to the Quarterly Report on Form 10-QSB filed on August 13, 2007.

10.73
Manufacturing Services Agreement, dated September 6, 2007 by and among the Company and Sanima-Sci Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2007

10.74	Consulting Agreement amendment with George Boyadjieff, dated June 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007.

10.75
Manufacturing Services Agreement, dated September 6, 2007 by and among the Company and Sanima-Sci Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2007.

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

23.3
Consent of Sobel & Co., LLC, Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.1 to the Company’s Post Effective Amendment No. 2 to Form SB-2 Registration Statement filed on May 11, 2007.

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

POWER EFFICIENCY CORPORATION

Dated: March 26, 2008	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief Executive Officer and Chairman of the Board

Dated: March 26, 2008	By:	/s/ JOHN LACKLAND
John Lackland, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 26, 2008	By:	/s/ Gary Rado
Gary Rado, Director

Dated: March 26, 2008	By:	/s/ George Boydjieff
George Boyadjieff, Director

Dated: March 26, 2008	By:	/s/ Douglas Dunn
Dr. Douglas Dunn, Director

Dated: March 26, 2008	By:	/s/ Richard Morgan
Richard Morgan, Director

Dated: March 26, 2008	By:	/s/ Raymond J. Skiptunis
Raymond J. Skiptunis, Director