Form 10-Q
period 2008-03-31
POWER EFFICIENCY CORP
filed 2008-05-15
CIK 1024075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File No. 0-31805

POWER EFFICIENCY CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Suite 460 Las Vegas, NV 89169	(702) 697-0377
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of May 13, 2008 was 40,411,858.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

POWER EFFICIENCY CORPORATION

FORM 10-Q INDEX

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION

CONDENSED BALANCE SHEET
Unaudited

March 31, 2008
ASSETS
Current Assets:
Cash	$4,510,548
Accounts receivable, net	129,032
Inventory	133,441
Prepaid expenses and other current assets	113,777
Total Current Assets	4,886,798
Property and Equipment, Net	133,271
Other Assets:
Patents, net	52,159
Deposits	80,833
Goodwill	1,929,963
Total Other Assets	2,062,955
Total Assets	$7,083,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$451,507
Accrued salaries and payroll taxes	47,970
Total Current Liabilities	499,477
Long Term Liabilities
Deferred Rent	12,063
Total Liabilities	511,540
Stockholders’ Equity:
Series B Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 140,000 issued or outstanding	140
Common stock, $.001 par value, 140,000,000 shares authorized, 40,411,858 issued and outstanding	40,412
Additional paid-in capital	34,228,852
Accumulated deficit	(27,697,920)
Total Stockholders’ Equity	6,571,484
Total Liabilities and Stockholders’ Equity	$7,083,024

Accompanying notes are an integral part of the financial statements.

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended March 31,
	2008	2007
Revenues	$133,695	$36,615
Cost of Sales	98,163	34,639
Gross Profit	35,532	1,976
Costs and Expenses:
Research and development	161,398	94,712
Selling, general and administrative	789,573	675,455
Depreciation and amortization	14,847	8,975
Total Costs and Expenses	965,818	779,142
Loss from Operations	(930,286)	(777,166)
Other Income (Expense):
Interest income	42,130	12,320
Interest expense	—	(156,897)
Total Other Income, net	42,130	(144,577)
Net Loss	$(888,156)	$(921,743)
Basic and Fully Diluted Loss per Common Share	$(0.02)	$(0.03)
Weighted Average Common Shares Outstanding Outstanding, Basic	40,393,007	36,765,138

Accompanying notes are an integral part of the financial statements.

POWER EFFICIENCY CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(888,156)	$(921,743)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14,847	8,975
Amortization on capitalized manufacturing costs	1,377
Debt discount related to issuance of debt securities	—	79,555
Warrants and options issued to employees and consultants	207,000	179,030
Amortization of deferred financing costs	—	3,368
Changes in assets and liabilities:
Accounts receivable, trade	(19,780)	(3,047)
Inventory	(1,679)	2,798
Prepaid expenses and other current assets	(73,858)	(36,032)
Deposits	41,430	—
Accounts payable and accrued expenses	(86,981)	(68,875)
Customer Deposits	(1,605)
Net Cash Used for Operating Activities	(807,405)	(755,971)
Cash Flows from Investing Activities
Costs related to patent applications	(12,661)	—
Purchase of property and equipment	(35,764)	(36,780)
Net Cash Used for Investing Activities	(48,425)	(36,780)
Cash Flows from Financing Activities:
Proceeds from issuance of equity securities	280,000	1,025,000
Payments on notes payable	—	(8,332)
Net Cash Provided by Financing Activities	280,000	1,016,668
(Decrease) Increase in cash	(575,830)	223,917
Cash at beginning of period	5,086,378	1,693,584
Cash at end of period	$4,510,548	$1,917,510

Accompanying notes are an integral part of the financial statements.

POWER EFFICIENCY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K and Form S-1.

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

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $807,000 from operations for the three months ended March 31, 2008. While the Company appears to have adequate liquidity at December 31, 2007, there can be no assurances that such liquidity will remain sufficient.

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

Note 3 — Material Agreements

On January 7, 2008, the Company entered into a consulting agreement with a European sales and marketing consultant. The agreement calls for the consultant to assist the Company in the business planning, and ultimately commercial development and marketing of the Company’s Motor Efficiency Controller (“MEC”) line of products in Europe. For his services, the Company has agreed to pay the consultant 64,920 |CE per year, which is approximately equivalent to $100,000 per year. In addition, the Company will reimburse all reasonable and necessary expenses incurred by the consultant. The initial term of this agreement is for 5 years, and can be terminated by either party upon 90 days written notice.

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

Note 4 — Issuance of Series B Convertible Preferred Stock

On January 21, 2008, the Company issued and sold 5,600 units (the “Units”), each Unit consisting of one share of the Company’s Series B Preferred Stock, par value $.001 per share (“Series B Preferred Stock”),

POWER EFFICIENCY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Issuance of Series B Convertible Preferred Stock  – (continued)

and a warrant to purchase 50 shares of the Company’s common stock, resulting in the sale and issuance of an aggregate of 5,600 shares of Series B Preferred Stock and warrants to purchase, initially, up to 280,000 shares of the Company’s common stock (the “Warrants”), in a private offering for $280,000 in cash.

In connection with the offering, the Company agreed to use its reasonable best efforts to file a registration statement (the “Registration Statement”) to register the common stock issuable upon conversion of the Series B Preferred Stock issued, as well as the common stock issuable upon exercise of the Warrants, not later than 60 days from the termination date of the Offering (the “Termination Date”), and must use its reasonable best efforts to have the Registration Statement declared effective not later than 120 days from the Termination Date.

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

The Company began generating revenues from sales of its patented MEC line of motor controllers in late 1995. As of March 31, 2008, the Company had total stockholders’ equity of $6,571,484 primarily due to (i) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (ii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iv) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (v) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.

Results of Operations for the Three Months Ended March 31, 2008 and 2007.

Revenues

Total revenues for the three months ended March 31, 2008 were approximately $134,000 compared to $37,000 for the three months ended March 31, 2007, an increase of $97,000 or 262%. This increase is mainly attributable to an increase in sales in the elevator and escalator market segment. Specifically, sales in the first quarter of 2008 included approximately $59,000 to major transit facilities and approximately $10,000 to retail facilities. No such sales occurred during the first quarter of 2007.

Cost of Sales

Total cost of sales, which includes material and direct labor and overhead for the three months ended March 31, 2008 were approximately $98,000 compared to approximately $35,000 for the three months ended March 31, 2007, an increase of $63,000 or 180%. This increase in cost of sales is due to a higher volume of sales during the first quarter of 2008. As a percentage of sales, total cost of sales decreased to approximately 73% for the three months ended March 31, 2008 compared to approximately 95% for the three months ended March 31, 2007. The decrease in the costs as a percentage of sales was primarily due to the Company bringing the majority of its manufacturing in-house, which resulted in lower per unit production costs.

Gross Profit

Gross profit for the three months ended March 31, 2008 was approximately $36,000 compared to approximately $2,000 for the three months ended March 31, 2007, an increase of $34,000 or 1,700%. This increase was primarily due to a higher volume of sales during the first three months of 2008 and lower per unit production costs due to the Company bringing the majority of its manufacturing in-house.

Operating Expenses

Research and Development Expenses

Research and development expenses were approximately $161,000 for the three months ended March 31, 2008, as compared to approximately $95,000 for the three months ended March 31, 2007, a $66,000 or a 69% increase. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products, including additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs, and the opening of a research and development center.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $790,000 for the three months ended March 31, 2008, as compared to $675,000 for the three months ended March 31, 2007, an increase of $115,000 or 17%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to an increase in payroll, payroll related costs, and other cost related to SFAS 123R. These increases in expenses were due to the growth of the Company’s sales force.

Financial Condition, Liquidity, and Capital Resources

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of March 31, 2008, the Company had cash of $4,510,548.

Cash used for operating activities for the three months ended March 31, 2008 was $807,405, which consisted of a net loss of $888,156; less depreciation and amortization of $14,847, amortization of capitalized manufacturing costs of $1,377, warrants and options issued to employees and consultants of $207,000 and a decrease in deposits of $41,430, offset by increases in accounts receivable of $19,780, inventory of $1,679, prepaid expenses and other current assets of $73,858, and decreases in accounts payable and accrued expenses of $86,981 and customer deposits of $1,605.

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

Net cash used for investing activities for the three months ended March 31, 2008 was $48,425, compared to $36,780 for the three months ended March 31, 2007. The amount for the first quarter of 2008 consisted of the purchase of fixed assets of $35,764, and capitalized costs related to patent applications of $12,661. The total amount for the first quarter of 2007 consisted of the purchase of fixed assets.

Net cash provided by financing abilities for the three months ended March 31, 2008 was $280,000, which solely consisted of proceeds from the issuance equity securities. Net cash provided by financing activities for the three months ended March 31, 2007 was $1,016,668, which consisted of the proceeds from the issuance of equity securities of $1,025,000, offset by repayments of notes payable of $8,332.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Although we currently have over 12 months of working capital, management may need to sell additional equity or debt securities in order to continue to finance the Company’s operations. The Company believes it can raise additional funds through private placements of equity or debt. However, there are no assurances that sufficient capital can be raised.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information in this Item is not being disclosed by Smaller Reporting Companies pursuant to Regulation S-K.

Item 4T. Controls and Procedures

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

None.

Item 6. Exhibits

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

POWER EFFICIENCY CORPORATION
(Company)

Date: May 15, 2008	By: /s/ Steven Strasser Chief Executive Officer
Date: May 15, 2008	By: /s/ John Lackland Chief Financial Officer (Principal Financial and Accounting Officer)