Form 10-Q
period 2008-06-30
POWER EFFICIENCY CORP
filed 2008-08-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of July 31, 2008 was 40,486,441.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements	3

Condensed Balance Sheet as of June 30, 2008 and December 31, 2007	3

Condensed Statements of Operations for the three months ended
June 30, 2008 and 2007 and six months ended
June 30, 2008 and 2007	4

Condensed Statements of Cash Flows for the six months
ended June 30, 2008 and 2007	5

Notes to Condensed Financial Statements	6

ITEM 2. Management's Discussion and Analysis Or Plan of Operation	7-10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	10

ITEM 4T. Controls and Procedures	11

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	12

ITEM 2. Changes in Securities and Use of Proceeds	12

ITEM 3. Defaults Upon Senior Securities	12

ITEM 4. Submission of Matters to a Vote of Security Holders	12

ITEM 5. Other Information	13

ITEM 6. Exhibits and Reports on Form 8-K	13

Signatures	14

Certification of Chief Executive Officer as Adopted

Certification of Chief Financial Officer as Adopted

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,602,868	$5,086,378
Accounts receivable, net	132,756	109,252
Inventory	218,703	131,762
Prepaid expenses and other current assets	76,218	41,296
Total Current Assets	4,030,545	5,368,688

PROPERTY AND EQUIPMENT, Net	169,697	112,106

OTHER ASSETS:
Patents, net	63,905	39,746
Deposits	48,224	122,263
Goodwill	1,929,963	1,929,963
Total Other Assets	2,042,092	2,091,972

Total Assets	$6,242,334	$7,572,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$542,663	$586,458
Customer deposits	-	1,605
Total Current Liabilities	542,663	588,063

LONG TERM LIABILITES
Deferred Rent	12,375	12,063

Total Liabilities	555,038	600,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series B Convertible Preferred Stock, $.001 par value,10,000,000 shares authorized, 140,000 issued and outstanding in 2008, 134,400 issued and outstanding in 2007	140	134
Common stock, $.001 par value, 140,000,000 shares authorized, 40,411,858 issued and outstanding in 2008, 40,367,523 issued and outstanding in 2007	40,412	40,368
Additional paid-in capital	34,391,838	33,741,902
Accumulated deficit	(28,745,094)	(26,809,764)
Total Stockholders' Equity	5,687,296	6,972,640

Total Liabilities and Stockholders' Equity	$6,242,334	$7,572,766

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

REVENUES	$164,644	$230,195	$298,339	$266,810

COMPONENTS OF COST OF SALES
Materials, labor and overhead	132,288	153,705	230,451	188,344
Inventory obsolescence	24,577	-	24,577	-
Total Cost of Sales	156,865	153,705	255,028	188,344

GROSS MARGIN	7,779	76,490	43,311	78,466

COSTS AND EXPENSES:
Research and development	264,741	138,091	426,139	232,803
Selling, general and administrative	798,964	620,526	1,588,536	1,295,981
Depreciation and amortization	18,213	11,611	33,060	20,586
Total Costs and Expenses	1,081,918	770,228	2,047,735	1,549,370

LOSS FROM OPERATIONS	(1,074,139)	(693,738)	(2,004,424)	(1,470,904)

OTHER INCOME (EXPENSE):
Interest income	26,964	12,800	69,094	25,120
Interest expense	-	(156,694)	-	(313,591)
Total Other Expenses, net	26,964	(143,894)	69,094	(288,471)

NET LOSS	$(1,047,175)	$(837,632)	$(1,935,330)	$(1,759,375)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.05)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	40,411,858	38,516,676	40,402,433	37,645,746

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
	For the six months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,935,330)	$(1,759,375)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	33,060	20,589
Amortization of capitalized manufacturing costs	2,755	-
Amortization of deferred financing costs	-	6,737
Debt discount related to issuance of debt securities	-	158,087
Warrants and options issued in connection with the issuance of debt securities, and to employees and consultants	389,342	360,503
Changes in assets and liabilities:
Accounts receivable, net	(23,504)	(134,783)
Accounts receivable, other	-	(20,000)
Inventory	(86,941)	35,097
Prepaid expenses and other current assets	(37,677)	19,222
Deposits	74,039	(4,736)
Accounts payable and accrued expenses	(43,795)	37,793
Customer deposits	(1,605)	-
Deferred rent	312	-
Net Cash Used for Operating Activities	(1,629,344)	(1,280,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in patents	(24,655)	-
Purchase of property and equipment	(90,156)	(44,886)
Net Cash Used for Investing Activities	(114,811)	(44,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net	260,645	1,024,796
Payments on notes payable	-	(11,111)
Net Cash Provided by Financing Activities	260,645	1,013,685

Decrease in cash	(1,483,510)	(312,070)

Cash at beginning of period	5,086,378	1,693,584

Cash at end of period	$3,602,868	$1,381,514

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present the condensed financial statements fairly. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K, and Registration Statement on Form S-1.

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

Certain reclassifications have been made to the 2007 financial statements in order for them to conform to the 2008 financial statement presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $1,629,000 from operations for the six months ended June 30, 2008. While the Company appears to have adequate liquidity at June 30, 2008, there can be no assurances that such liquidity will remain sufficient.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of Motor Efficiency Controllers (“MEC”), which are proprietary solid state electrical motor controls designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its patented MEC line of motor controllers in late 1995. As of June 30, 2008, the Company had total stockholders’ equity of $5,687,296 primarily due to (i) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (ii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iv) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (v) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.

RESULTS OF OPERATIONS: FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007.

REVENUES

Total revenues for the three months ended June 30, 2008 were approximately $165,000, compared to $230,000 for the three months ended June 30, 2007, a decrease of $65,000 or 28%.  This decrease is mainly attributable to sales to a local transit authority, for the use on elevators and escalators, totaled approximately $150,000 during the three months ended June 30, 2007. No such singularly large sales occurred during the three months ended June 30, 2008. This decrease was partially offset by an increase in sales to OEMs during the three months ended June 30, 2008 totaling approximately $109,000, compared to $48,000 for the three month period ending June 30, 2007.

Total revenues for the six months ended June 30, 2008 were approximately $298,000, compared to $267,000 for the six months ended June 30, 2007, an increase of $31,000 or 12%.  This increase is mainly attributable to an increase in sales in the elevator and escalator market segment. Specifically, sales in the first six months of 2008 included approximately $59,000 to major transit facilities, approximately $10,000 to retail facilities and approximately $32,000 to convention centers.

COST OF SALES

Total cost of sales, which includes material, direct labor, overhead, and inventory obsolescence for the three months ended June 30, 2008 were approximately $157,000, compared to $154,000 for the three months ended June 30, 2007, an increase of $3,000 or 2%. As a percentage of sales, total cost of sales increased to approximately 95% of revenue for the three months ended June 30, 2008, compared to approximately 67% of revenue for the three months ended June 30, 2007. The increase in the costs as a percentage of sales was primarily due the Company’s replacement of 40 Platform E MECs with more feature rich and expensive Platform 1 MECs for no additional charge to the customer. This transaction added approximately $22,000 to the Company’s cost of sales for the three months ended June 30, 2008. All of the Platform E MECs returned to the Company were not installed, and in good working condition. However, with the release of the Company’s new digital line of MECs, we determined that the Platform E units that were returned were obsolete, and therefore did not record the units back into inventory. During the three months ended June 30, 2008, the Company also wrote off the remaining Platform E components held in its inventory. In total, the Company recorded an inventory obsolescence charge of approximately $25,000 for the three months ended June 30, 2008. Excluding the inventory obsolescence charge of $25,000 and the $22,000 charge from replacing Platform E units with Platform 1 units, the Company’s cost of sales was approximately $110,000, or 67% of revenue for the three months ended June 30, 2008.

Total manufacturing cost of sales, which includes material and direct labor and overhead for the six months ended June 30, 2008 were approximately $255,000 compared to approximately $188,000 for the six months ended June 30, 2007, an increase of $67,000 or 36%. As a percentage of sales, total cost of sales increased to approximately 86% for the six months ended June 30, 2008, compared to approximately 71% for the six months ended June 30, 2007. The increase in the costs as a percentage of sales was primarily due to the Company’s replacement of 40 Platform E MECs with Platform 1 MECs, as well as the inventory obsolescence charges, as described above.

GROSS MARGIN

Gross margin for the three months ended June 30, 2008 was approximately $8,000 compared to approximately $76,000 for the three months ended June 30, 2007, a decrease of $68,000 or 89%. This decrease was primarily due to the Company’s replacement of 40 Platform E MECs with Platform 1 MECs, and the inventory obsolescence charges, as described above.

Gross margin for the six months ended June 30, 2008 was approximately $43,000 compared to approximately $78,000 for the six months ended June 30, 2007, a decrease of $35,000 or 45%. This decrease was primarily due to the Company’s replacement of 40 Platform E MECs with Platform 1 MECs, and the inventory obsolescence charge, as described above. This decrease was partially offset by a higher volume of sales during the first six months of 2008 and lower per unit production costs due to the Company bringing the majority of its manufacturing in-house.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $265,000 for the three months ended June 30, 2008, as compared to approximately $138,000 for the three months ended June 30, 2007, an increase of $127,000 or 92%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products. Specifically, the increased costs include additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs, as well as the costs associated with the Company’s research and development center, and new product certification expenses.

Research and development expenses were approximately $426,000 for the six months ended June 30, 2008, as compared to approximately $233,000 for the six months ended June 30, 2007, an increase of $193,000 or 83%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products. Specifically, the increased costs include additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs, as well as the opening of a research and development center, and new product certification expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $799,000 for the three months ended June 30, 2008, as compared to $621,000 for the three months ended June 30, 2007, an increase of $178,000 or 29%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to an increase in payroll, and payroll related costs, as well as increases in sales travel expenses, marketing, tradeshows and advertising expenses, and sales related legal and consulting expenses. The increases in payroll expenses were due to the growth of the Company’s sales personnel.

Selling, general and administrative expenses were approximately $1,588,000 for the six months ended June 30, 2008, as compared to $1,296,000 for the six months ended June 30, 2006, an increase of $292,000 or 23%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to an increase in payroll, and payroll related costs, as well as increases in sales travel expenses, marketing, tradeshows and advertising expenses, and sales related legal and consulting expenses. The increases in payroll expenses were due to the growth of the Company’s sales personnel.

Financial Condition, Liquidity, and Capital Resources: For the Six Months Ended June 30, 2007 and 2006

Since inception, the Company has financed its operations primarily through the sale of its equity and debt securities and using available bank lines of credit. As of June 30, 2008, the Company had cash of $3,602,868.

Cash used for operating activities for the six months ended June 30, 2008 was $1,629,344, which consisted of: a net loss of $1,935,330; less depreciation and amortization of $33,060, and warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $389,342; offset by increases in accounts receivable of $23,504, inventory of $86,941, prepaid expenses of $34,922, and deferred rent of $312, and decreases in deposits of $74,039, accounts payable of $43,795, and customer deposits of 1,605.

Cash used for operating activities for the six months ended June 30, 2007 was $1,280,869, which consisted of: a net loss of $1,759,375; less depreciation and amortization of $20,589, amortization of deferred financing costs of $6,737, amortization of debt discount related to the issuance of debt securities of $158,087, and warrants and options issued in connection with the issuance of debt securities and to employees and consultants of $360,503; offset by increases in accounts receivable of $134,783, other accounts receivable of $20,000 and deposits of $4,736, and decreases in inventory of $35,097, prepaid expenses and other assets of $19,222, and accounts payable and accrued expenses of $37,793.

Net cash used for investing activities for the six months ended June 30, 2008 was $114,811. The amount consisted of the purchase of property and equipment of $90,156, and investments in patents of $24,655.

Net cash used for investing activities for the six months ended June 30, 2007 was $44,886. The entire amount consisted of the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2008 was $260,645. The entire amount consisted of the net proceeds from the issuance of equity securities.

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

(b) Changes in Internal Controls. Since the date of the evaluation of the Company’s internal controls, the Company implemented new Enterprise Resource Planning and Customer Relationship Management software. This new software did not significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2008 Annual Meeting of Stockholders on July 11, 2007 in Las Vegas, Nevada.

At the 2008 Annual Meeting of Stockholders, the stockholders elected the following individuals as directors, to serve until the 2009 Annual Meeting of Stockholders, and until their successors are elected and qualified:

Name	Votes For	Votes Withheld
Steven Strasser	38,075,661	103,309
John (BJ) Lackland	38,110,661	68,309
Raymond J. Skiptunis	38,110,661	68,309
George Boyadjieff	38,085,661	93,309
Douglas M. Dunn	37,995,497	183,473
Richard Morgan	37,908,061	270,909
Gary Rado	38,110,661	68,309

Also, at the 2008 Annual Meeting of Stockholders, the stockholders approved the ratification of the appointment of Sobel & Co., LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2008. There were 38,126,608 votes cast for the ratification, 43,290 votes cast against the ratification and 9,072 abstentions.

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

POWER EFFICIENCY CORPORATION

Date: August 14, 2008	By:	/s/ Steven Strasser
Chief Executive Officer

Date: August 14, 2008	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)