Form 10-Q
period 2008-09-30
POWER EFFICIENCY CORP
filed 2008-11-13
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of November 12, 2008 was 40,486,411.

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,788,521	$5,086,378
Accounts receivable, net	131,037	109,252
Inventory, net	267,878	131,762
Prepaid expenses and other current assets	72,593	41,296
Total Current Assets	3,260,029	5,368,688

PROPERTY AND EQUIPMENT, Net	160,448	112,106

OTHER ASSETS:
Patents, net	63,657	39,746
Deposits	38,206	122,263
Goodwill	1,929,963	1,929,963
Total Other Assets	2,031,826	2,091,972

Total Assets	$5,452,303	$7,572,766

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$580,749	$586,458
Customer Deposits	-	1,605
Total Current Liabilities	580,749	588,063

LONG TERM LIABILITES
Deferred Rent	12,531	12,063

Total Liabilities	593,280	600,126

STOCKHOLDERS' EQUITY:
Series B Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 140,000 issued or outstanding in 2008, 134,400 issued and outstanding in 2007	140	134
Common stock, $.001 par value, 140,000,000 shares authorized, 40,486,411 issued and outstanding in 2008 40,367,523 issued and outstanding in 2007	40,486	40,368
Additional paid-in capital	34,555,976	33,741,902
Accumulated deficit	(29,737,579)	(26,809,764)
Total Stockholders' Equity	4,859,023	6,972,640

Total Liabilities and Stockholders' Equity	$5,452,303	$7,572,766

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

REVENUES	$108,607	$120,742	$406,946	$387,552

COST OF SALES
Materials, labor and overhead	69,471	64,123	299,922	252,467
Inventory obsolescence	-	-	24,577	-
Total Cost of Sales	69,471	64,123	324,499	252,467

GROSS MARGIN	39,136	56,619	82,447	135,085

COSTS AND EXPENSES:
Research and development	305,436	322,117	731,575	554,920
Selling, general and administrative	727,277	562,149	2,315,813	1,858,130
Depreciation and amortization	19,512	12,548	52,572	33,134
Total Costs and Expenses	1,052,225	896,814	3,099,960	2,446,184

LOSS FROM OPERATIONS	(1,013,089)	(840,195)	(3,017,513)	(2,311,099)

OTHER INCOME (EXPENSE):
Interest income	20,604	14,002	89,698	39,122
Interest expense	-	(157,517)	-	(471,108)
Total Other Expenses, net	20,604	(143,515)	89,698	(431,986)

NET LOSS	$(992,485)	$(983,710)	$(2,927,815)	$(2,743,085)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.07)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	40,486,411	38,559,934	40,430,640	37,953,824

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,927,815)	$(2,743,085)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	52,572	33,134
Amortization of capitalized manufacturing costs	5,197	-
Amortization of deferred financing costs	-	10,105
Debt discount related to issuance of debt securities	-	236,618
Warrants and options issued in connection with the issuance of debt securities, and to employees and consultants	562,335	544,195
Changes in assets and liabilities:
Accounts receivable, net	(21,785)	(76,592)
Inventory	(136,116)	59,945
Prepaid expenses and other current assets	(36,494)	45,417
Deposits	84,057	(86,425)
Accounts payable and accrued expenses	(5,709)	(35,580)
Customer Deposits	(1,605)	-
Deferred Rent	468	-
Net Cash Used for Operating Activities	(2,424,895)	(2,012,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs related to patents	(24,655)	(6,926)
Purchase of property and equipment	(100,170)	(61,465)
Net Cash Used for Investing Activities	(124,825)	(68,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net	251,863	1,024,796
Proceeds from exercise of warrants	-	167,200
Payments on notes payable	-	(11,111)
Net Cash Provided by Financing Activities	251,863	1,180,885

Decrease in cash	(2,297,857)	(899,774)

Cash at beginning of period	5,086,378	1,693,584

Cash at end of period	$2,788,521	$793,810

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2007 on Form 10-K, and Registration Statement on Form S-1.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company suffered recurring losses from operations, a recurring deficiency of cash from operations, including a cash deficiency of approximately $2,425,000 from operations for the nine months ended September 30, 2008. While the Company appears to have adequate liquidity at September 30, 2008, there can be no assurances that such liquidity will remain sufficient.

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

NOTE 3 – SUBSEQUENT EVENTS

On October 8, 2008 and October 27, 2008, the Company entered into two business advisory agreements (collectively the “Agreements”, individually the “Agreement”) with two advisors. The Agreements call for each of the advisors to perform introductory and business development services for the Company. For their services, the Company has agreed to grant each advisor 250,000 common stock warrants, 50,000 of which will vest upon the commencement of testing of the Company’s technology as a direct result of the advisors efforts, and the remaining 200,000 will vest upon the purchase of the Company’s products or an agreement to license the Company’s technology as a direct result of the advisors’ efforts. The term of each Agreement is for one year or until the engagement is completed, whichever occurs first, and can be cancelled by either party upon 60 days written notice.

On October 31, 2008, the Company entered into a consulting agreement (the “Consulting Agreement”) with an investor relations consulting firm (the “Consultant”). The Consulting Agreement calls for the Consultant to perform investor relations services for the Company. For its services, the Company has agreed to pay the Consultant a monthly retainer of $6,500 and 40,000 shares of the Company’s common stock. The term of the Consulting Agreement is initially for 3 months, and can be extended at the end of the term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of Motor Efficiency Controllers (“MEC”), which are proprietary solid state electrical motor controls designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its patented MEC line of motor controllers in late 1995. As of September 30, 2008, the Company had total stockholders’ equity of $4,859,023 primarily due to (i) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (ii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iv) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (v) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.

RESULTS OF OPERATIONS: FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES

Total revenues for the three months ended September 30, 2008 were approximately $109,000, compared to $121,000 for the three months ended September 30, 2007, a decrease of $12,000, or 10%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment in the third quarter of 2008. Specifically, escalator manufacturer and service provider sales fell to approximately $56,000 for the three months ended September 30, 2008, from $102,000 for the three months ended September 30, 2007. Sales of the analog product to one escalator manufacturer and service provider, which is one of the Company’s largest customers, slowed during this period in anticipation of release of their private label version of our digital product. The digital product is being tested and evaluated for use on a retrofit and OEM basis by this customer. The digital product offers greater features and functionality compared to the analog product, making it more attractive as an OEM product. The decrease in sales to the escalator segment was partially offset by an increase in sales to industrial customers, which totaled approximately $52,000 for the three months ended September 30, 2008, compared to $10,000 for the three months ending September 30, 2007. For the three months ended September 30, 2008, industrial sales, which entirely consisted of digital units, was approximately 49% of total sales, and escalator and elevator sales, which consisted almost entirely of analog units, was approximately 51% of total sales.

Total revenues for the nine months ended September 30, 2008 were approximately $407,000, compared to $388,000 for the nine months ended September 30, 2007, an increase of $19,000 or 5%.  This increase is mainly attributable to an increase in sales in the industrial market segment. This increase was offset by a decrease in sales in the elevator and escalator market. Some major sales in the first nine months of 2008 included approximately $98,000 to major transit facilities, $57,000 to industrial facilities, $10,000 to retail facilities and $32,000 to convention centers.

COST OF SALES AND GROSS MARGIN

Total cost of sales, which includes material and direct labor, and allocated overhead costs for the three months ended September 30, 2008 were approximately $69,000 compared to $64,000 for the three months ended September 30, 2007, an increase of $5,000, or 8%. As a percentage of revenues, total cost of sales increased to approximately 64% for the three months ended September 30, 2008, compared to approximately 53% for the three months ended September 30, 2007. The increase in the costs as a percentage of revenues was primarily due to charging lower prices for a number of analog units sold for use on escalators at a major transit facility, resulting in average margins of approximately 20% for the analog units sold. These lower margins on analog units were partially offset by sales of digital units, mostly to industrial facilities, which had average margins of approximately 52%.

Allocated overhead costs were approximately $7,300 for the three months ended September 30, 2008 compared to $2,500 for the three months ended September 30, 2007, an increase of $4,800, or 192%. As a percentage of product revenues, allocated overhead costs were 7% for the three months ended September 30, 2008 compared to 2% for the three months ended September 30, 2007. Allocated overhead costs as a percentage of sales increased due to the Company developing in-house light manufacturing and warehousing capabilities in December of 2007. Currently, the Company outsources the manufacturing of its highest volume, three-phase digital unit, which is manufactured in a facility in India by a global contract manufacturer. This contract manufacturer is headquartered in the United States. All other units, including our larger digital units and all analog products, are built in-house. In the long run, we believe this strategy will lower the cost of the Company’s products and increase the Company’s operating leverage.

Due to the factors described above, the gross margin for the three months ended September 30, 2008 was approximately $39,000 compared to approximately $57,000 for the three months ended September 30, 2007, a decrease of $18,000 or 32%.

Total cost of sales, which includes material and direct labor, and allocated overhead costs, for the nine months ended September 30, 2008 were approximately $324,000 compared to approximately $252,000 for the nine months ended September 30, 2007, an increase of $72,000, or 29%. As a percentage of revenues, total costs of sales increased to approximately 80% for the nine months ended September 30, 2008 compared to approximately 65% for the nine months ended September 30, 2007. The increase in the costs as a percentage of revenues was primarily due the Company’s replacement of 40 Platform E MECs with more feature rich and expensive Platform 1 MECs for no additional charge to the customer. This transaction added approximately $22,000 to the Company’s cost of sales for the nine months ended September 30, 2008. All of the Platform E MECs returned to the Company were not installed, and in good working condition. However, with the release of the new digital line of MECs, the Company determined that the Platform E units that were returned were obsolete, and therefore did not record the units back into inventory. Furthermore, during the nine months ended September 30, 2008, the Company also wrote off the remaining Platform E components held in its inventory. In total, the Company recorded an inventory obsolescence charge of approximately $25,000 for the nine months ended September 30, 2008. Excluding the inventory obsolescence charge of $25,000 and the $22,000 charge from replacing Platform E units with Platform 1 units, the Company’s cost of sales was approximately $277,000, or 68% of revenue for the nine months ended September 30, 2008.

Allocated overhead costs were approximately $19,000 for the nine months ended September 30, 2008 compared to approximately $8,200 for the nine months ended September 30, 2007, an increase of $10,800 or 132%. As a percentage of revenues, allocated overhead costs were 5% for the nine months ended September 30, 2008 compared to 2% for the nine months ended September 30, 2007. Allocated overhead costs as a percentage of sales increased due to the Company developing in-house light manufacturing and warehousing capabilities in December of 2007.

Due to the factors described above, gross margin for the nine months ended September 30, 2008 was approximately $82,000 compared to approximately $135,000 for the nine months ended September 30, 2007, a decrease of $53,000 or 39%.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $305,000 for the three months ended September 30, 2008, as compared to approximately $322,000 for the three months ended September 30, 2007, a decrease of $17,000 or 5%.  This decrease is primarily due to lower stock based compensation expenses during the three months ended September 30, 2008. The decreased costs were offset by increases in costs related to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products. These costs include salaries and payroll related costs and product testing and certification expenses.

Research and development expenses were approximately $732,000 for the nine months ended September 30, 2008, as compared to approximately $555,000 for the nine months ended September 30, 2007, an increase of $177,000 or 32%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products. Specifically, the increased costs include additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs during the nine months ended September 30, 2008, as well as new product testing and certification expenses. These increased costs were partially offset by a decrease in stock based compensation expenses during the nine months ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $727,000 for the three months ended September 30, 2008, as compared to $562,000 for the three months ended September 30, 2007, an increase of $165,000 or 29%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to an increase in payroll, and payroll related costs, as well as increases in sales travel expenses, marketing, tradeshows and advertising expenses, and sales-related legal and consulting expenses. The increases in payroll expenses were due to the growth of the Company’s sales personnel. During the three months ended September 30, 2008, the Company had an average of eight employees in their sales and marketing department.

Selling, general and administrative expenses were approximately $2,316,000 for the nine months ended September 30, 2008, as compared to $1,858,000 for the nine months ended September 30, 2007 an increase of $458,000 or 25%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to an increase in payroll, and payroll related costs, as well as increases in sales travel expenses, marketing, tradeshows and advertising expenses, and sales related legal and consulting expenses. The increases in payroll expenses were due to the growth of the Company’s sales personnel.

Financial Condition, Liquidity, and Capital Resources: For the Nine Months Ended September 30, 2008

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of September 30, 2008, the Company had cash of $2,788,521.

Cash used for operating activities for the nine months ended September 30, 2008 was $2,424,895, which consisted of: a net loss of $2,927,815; less depreciation and amortization of $52,572, amortization of capitalized manufacturing costs of $5,197, and warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $562,335; offset by increases in accounts receivable of $21,785, inventory of $136,116, prepaid expenses of $36,494, and deferred rent of $468, and decreases in deposits of $84,057, accounts payable of $5,709, and customer deposits of $1,605.

Cash used for operating activities for the nine months ended September 30, 2007 was $2,012,268 which consisted of: a net loss of $2,743,085, less depreciation and amortization of $33,134, amortization of deferred financing costs of $10,105, amortization of debt discount related to issuance of debt securities of $236,618, and warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $544,195; offset by increases in accounts receivable of $76,592, and deposits of $86,425, and decreases in inventory of $59,945, prepaid expenses and other assets of $45,417, and accounts payable and accrued expenses of $35,580.

Net cash used for investing activities for the nine months ended September 30, 2008 was $124,825. The amount consisted of the purchase of property and equipment of $100,170, and investments in patents of $24,655.

Net Cash used in investing activities for the nine months ended September 30, 2007 was $68,391.  The amount consisted of the purchase of fixed assets of $61,465 and investments in patents of $6,926.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $251,863. The entire amount consisted of the net proceeds from the issuance of equity securities.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,180,885 which consisted of proceeds from the issuance of equity securities of $1,024,796, proceeds from the exercise of common stock warrants of $167,200, offset by repayments of notes payable of $11,111.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling and marketing expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Although we currently have nearly 12 months of working capital, management may need to sell additional equity or debt securities in order to continue to finance the Company’s operations. The Company believes it can raise additional funds through private placements of equity or debt. However, there are no assurances that sufficient capital can be raised.

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

The Company held its 2008 Annual Meeting of Stockholders on July 11, 2008 in Las Vegas, Nevada.

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

POWER EFFICIENCY CORPORATION

Date: November 13, 2008	By:	/s/ Steven Strasser
Chief Executive Officer

Date: November 13, 2008	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)