Form 10-K
period 2008-12-31
POWER EFFICIENCY CORP
filed 2009-03-31
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the issuer was $10,180,314 This amount is based on the closing price of $0.34 per share for the Company’s common stock as of such date.

On March 30, 2009 there were 43,255,441 shares of the Company’s common stock outstanding.

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

The Company’s Principal Products and Technology

In the late 1990s the Company commenced the sale of its initial product, which is based on analog technology and reduces energy consumption in alternating current induction motors in certain applications. This product has been known by several names, including the Power Commander® and Power Genius.  In 2005 the Company began development of a digital product that would overcome many of the commercial limitations of the analog product. In 2008 the first generation of the digital product was launched. Going forward, the company has chosen to call its products Motor Efficiency Controllers (“MEC”).

The Company has developed patented and patent-pending technologies for effectively controlling the energy usage of an electric motor. The Company’s first United States Patent was granted in 1998. Over the past three years the Company has undertaken extensive study and computer modeling of motors and their energy use, and has developed digital technologies for its controllers. In the process, the Company has discovered what it believes are significant innovations and has completed numerous patent filings around these new inventions. The Company has branded these collective patented and patent pending technologies as E-SAVE Technology® and has a registered trademark on this name.

The Company has developed technologies and products for use on three-phase and single-phase motors. Three-phase power and motors are generally found in industrial and commercial buildings for larger applications than single-phase power and motors.

The Company’s marketing efforts initially focused on the three-phase version but it is also now marketing the single-phase product. The Company’s digital Three-Phase MEC is designed to have the following functionality:
1.	Start a motor
2.	Provide a soft start for the motor, bringing it gradually from rest to full speed
3.	Provide various motor protection capabilities, such as sensing current overload, phase loss, under- and over-voltage, and more.
4.	Save energy when the motor is at full speed but is less than fully loaded

The Company’s digital Single-Phase MEC is designed to have the following functionality:
1.	Start a motor
2.	Provide a soft start for the motor, bringing it gradually from rest to full speed
3.	Save energy when the motor is at full speed but is less than fully loaded

Three-Phase and Single-Phase MECs are unique particularly because of their energy savings capabilities. The product reduces energy consumption by electric motors by electronically sensing and controlling the amount of energy the motor consumes. A motor with an MEC installed only uses the energy it needs to perform its work task, thereby increasing its efficiency. The result is a reduction of energy consumption typically ranging from 15% - 35% in applications that do not always run at peak load levels.  The amount of energy savings depends on a variety of factors, including the load on the motor and the motor’s characteristics.

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

•
Utility Incentive Financing: The three-phase product has qualified for rebate incentive financing, most frequently called “rebates”, from many electric utilities. This financing is generally paid to the end user of the MEC as an incentive to invest in energy saving products. As such, this financing effectively decreases the cost of the Company’s MEC for end users. The utilities that have approved the Company’s products for incentive financing include: NV Energy (formerly Nevada Power Company and Sierra Pacific Power Company), the Los Angeles Department of Water and Power, Southern California Edison, Sacramento Municipal Utility District, Anaheim Utilities, the New York Power Authority, Excel Energy and San Diego Gas and Electric.

•
Acceptance by Original Equipment Manufacturers: The Company’s products have been approved and installed by numerous original equipment manufacturers (“OEMs”) in the escalator and granulator industries.

Three-Phase MEC

The Company initially focused its marketing efforts for the Three-Phase MEC in the elevator and escalator industry, although the Company is also actively marketing this product to other industries such as recycling, mining, plastics, and manufacturing.  Industries that operate equipment such as conveyor systems, crushing equipment, stamping presses, granulators, grinders, shredders and other motor driven equipment with varying loads, are believed to be viable target markets for the Three-Phase MEC. The Company is seeking to target markets with appropriate applications and market access, using direct sales, OEMs and select resellers and representatives to address these markets.

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

Product Development

The Company has devoted significant time and resources in the past several years toward developing “digital” versions of its three-phase and single-phase products. Through this process, the Company has transformed its technology so that its key technological breakthroughs are primarily incorporated in algorithms and software on a microchip. The Company believes the digital versions of its products have several distinct advantages over the older analog versions, including:
•
Motor starter and motor protection capabilities similar to standard solid state starters sold by large motor control companies. The analog product could not start a motor and provided no motor protection, so the customer had to purchase these items at additional costs for components and installation. The digital MEC instead incorporates all these functions and therefore replaces a standard solid state motor control.

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

Marketing and Sales

The Company’s marketing efforts have historically been concentrated in the elevator and escalator industry, primarily to OEMs of elevator and escalator equipment and end users that own this equipment.  The Company is also focused on the mining and aggregate industry and the plastics industry. End users of the Company’s products include retail chains, hotels, airports, transit systems, and mining, plastics and manufacturing companies.

The Company sells products primarily through direct sales and with OEM resellers. The Company is focused on initially penetrating markets through direct sales to end users. Once some market penetration and traction is achieved, the Company will then work with OEMs and other resellers to achieve higher volume sales. The Company’s longer term goal is to be a high value supplier of technologies, with numerous OEMs and other resellers engaged with high volume sales and/or licensing agreements.

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

Three-Phase Competition. The Company’s Three-Phase MEC’s principal capabilities include being a motor starter, providing a soft start and protection for the motor, and reducing the motor’s electricity consumption once the motor is at full speed. The Company believes its products are unique primarily because of the last capability – energy savings.

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

Single-Phase Competition.  There have been several companies that have, with different technologies, attempted to exploit this market due to the enormous opportunity in single-phase motor applications. These products include among others, “Green Plug” (voltage clamping), “Power Planner” (digital microchip) and “Econelectric” (power factor control). The Company has made numerous innovations in the past three years that it believes overcome many of the problems with these and the Company’s earlier designs. The Company has filed for patents on these innovations and has reduced the product in size and cost to the point it can be sold to OEMs of applicable appliances and other equipment driven by single-phase AC motors.

Premium Efficiency Motors.  Motors are rated by their efficiency at full load. However, when motors, including “premium efficiency motors” are lightly loaded, they become very inefficient. Management believes that the energy savings gain attributable to premium efficiency motors is materially lower than that of its MEC on underloaded motor applications. Furthermore, the Company’s products are able to save energy on underloaded premium efficiency motors, so that such motors and the Company’s technology are not mutually exclusive.

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

Customers

The Company currently does business with approximately 20 customers. Of this number, four customers presently account for approximately 82% of the Company’s gross revenues.   These customers and their respective gross revenue percentages are KONE – 60%; Berry Plastics – 10%; CED Elevator – 6%; and The Las Vegas Conventions and Visitors Authority – 6%.  In light of the Company’s intentions to focus its business on a limited number of markets, the Company is, and may continue to be, dependent upon a limited number of customers. Accordingly, the loss of one or more of these customers may have a material adverse effect upon the Company’s business.

Patents and Proprietary Rights

The Company currently relies on a combination of trade secrets, non-disclosure agreements and patent protection to establish and protect its proprietary rights in its products. There can be no assurance these mechanisms will provide the Company with any competitive advantages. Furthermore, there can be no assurance others will not independently develop similar technologies, duplicate or “reverse engineer” the proprietary aspects of the Company’s technology.

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

The Company has filed three utility patents on new inventions associated with the development of its digital products.  The Company is continually making improvements to its products and technologies, and anticipates making additional patent filings on new inventions when warranted.

The Company has obtained U.S. Trademark registration of the Power Commander® mark and the E-Save Technology® mark.

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

Research and Development

The Company intends to continue its research and development effort to introduce new products based on its energy saving technology. Towards this end, the Company spent $1,016,158 and $667,786 in fiscal years 2008 and 2007, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Company’s foreseeable research and development activities will be on completing additional features and refinements to the three-phase and single phase products. The Company also anticipates the possibility of working with OEMs that make or purchase motor control equipment, in order to develop products with features or specifications they require.

Effect of Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

At the date of this document, the Company employs eighteen people.  Of this number, two are engaged in accounting and finance, three in operations and general management, five in sales and marketing, and eight in product research and development, engineering and manufacturing.  At such time as business conditions dictate, the Company may hire additional personnel for, among other things, increased engineering, marketing and sales. The Company has no collective bargaining agreements and considers its relationship with its employees to be good. The Company utilizes consultants in the areas of marketing, product and technology development and finance on a regular basis.

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

RISKS RELATED TO OUR BUSINESS

Unless We Achieve Profitability and Related Positive Cash Flow, It May Not Be Able To Continue Operations, And Its Auditors Have Questioned Its Ability To Continue As A "Going Concern".

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $3,100,000 and $2,851,000 from operations for the years ended December 31, 2008 and 2007, respectively.  For the years ended December 31, 2008 and December 31, 2007, we had net losses of $3,948,204 and $3,891,795, respectively.  In our Auditor’s Report dated March 30, 2009 on our December 31, 2008 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

We Have A Limited Operating History, Have Experienced Recurring Losses And Have Limited Revenue.

To date, and due principally to a lack of working capital, our operations have been limited in scale. Although we have an arrangement with an outsourced production facility to manufacture our products, have established relationships with suppliers, and have received contracts for our products, we may experience difficulties in production scale-up, product distribution, and obtaining and maintaining working capital until such time as our operations have been scaled-up to normal commercial levels.  We have not had a profitable quarter in the past three years and we cannot guarantee we will ever operate profitably. In addition, we have limited revenue. For the year ended December 31, 2008, our total revenues were $480,513, and for the year ended December 31, 2007, our total revenues were $490,510.

We Do Not Have A Bank Line Of Credit.

At the present time, the Company does not have a bank line of credit, which further restricts its financial flexibility.

We Will Require Additional Funds To Meet Our Cash Operating Expenses And Achieve Our Current Business Strategy.

The Company continues to have limited working capital and will be dependent upon additional financing to meet capital needs and repay outstanding debt. We cannot guarantee additional financing will be available on acceptable terms, if at all. We also need additional financing to raise the capital required to fully implement our business plan. Our current fixed operating expense level is approximately $250,000 to $300,000 per month.  Although we currently have several months of working capital, we may nevertheless need to issue additional debt or equity securities to raise required funds, and as a result existing equity owners would be diluted.

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

As of the date of this report, management controls approximately nineteen percent (19%) of our issued and outstanding Common Stock and voting equivalents. Additionally, Summit Energy Ventures, LLC (“Summit”) owns twelve percent (12%) of our common stock and voting equivalents, which is included in the above number. Summit is controlled by Steven Strasser, our Chairman and CEO, and he has the right to vote all shares owned by Summit. The remaining equity in Summit is owned by BJ Lackland, our CFO.  As a result, these persons will have the ability, acting as a group, to effectively control our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

•	delay or prevent a change in the control;

•	impede a merger, consolidation, takeover, or other transaction involving the Company; or

•	discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

The relationships between Summit and our executive officers are discussed in more detail under “Certain Relationships And Related Party Transactions” herein.

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

We Are Potentially Dependent On Third-Party Suppliers.

Although we believe most of the key components required for the production of our products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, as applicable, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income can be expected to be adversely affected.  Additionally, we are dependent on Sanmina-Sci to manufacture our higher volume products.  While we believe we would be successful in finding alternative manufacturers should this manufacturer not be available to manufacture our product, it could take substantial time and effort to locate such alternatives and, depending on the timing of the loss of Sanmina-Sci, could result in disruption in delivery schedules and harm to our clients, our reputation, and future prospects.

We Are Developing And Commercializing New Energy Saving Technologies And Products Which Will Involve Uncertainty And Risks Related To Product Development And Market Acceptance.

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

We Have Limited Experience in Direct Sales.

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

We Currently Depend On A Small Number Of Customers And Expect To Continue To Do So.

The Company currently does business with approximately 20 customers. Of this number, four customers accounted for approximately 82% of our gross revenues in 2008.  We are, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect on our business.

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

Shares of our common stock are traded on the OTC Bulletin Board. Approximately 27,000 shares were traded on an average daily trading basis for the 12 months ended December 31, 2008.  If limited trading in our common stock continues, it may be difficult for shareholders to sell their shares. Also, the sale of a large block of our common stock could depress the market price to a greater degree than a company that typically has a higher volume of trading of its securities.

The Limited Public Trading Market May Cause Volatility In Our Stock Price.

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

Penny Stock Regulations May Impose Certain Restrictions On Marketability Of Our Securities.

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

Sales Of Common Stock Under Rule 144 May Adversely Affect The Market Price Of Our Common Stock.

Possible Resales under Rule 144. Of the 43,255,441 shares of the Company’s common stock outstanding on the date of this report, 27,238,284 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares (1) originally issued in private offerings of common stock from June through March 2007, that were later registered in the Company’s S-1 Registration Statement (the “Registration Statement”), declared effective on October 10, 2008 and (2) shares originally issued in transactions exempt from registration under the Securities Act.

The remaining 15,869,157 shares of our common stock outstanding are restricted securities as defined in Rule 144 and under certain circumstances may be resold without registration pursuant to Rule 144.  These shares include the 9,035,294 shares held by Summit and Steven Strasser in the aggregate, and 1,340,539 shares held by directors and insiders

In addition, the Company had approximately 29,994,780 common stock purchase warrants outstanding and approximately 13,579,896 common stock options outstanding as of the date of this report, including the warrants issued in connection with the private offer and sale of preferred stock units in 2007 (See Note 18 to the Financial Statements).  The shares issuable on exercise of the options and warrants may, under certain circumstances, be available for public sale in the open market under the Registration Statement or pursuant to Rule 144, subject to certain limitations.

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

Exercise Of Outstanding Options And Warrants Will Dilute Ownership Of Outstanding Shares.

As of the date of this report, the Company has reserved 71,429 shares of common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 1994 Plan, of which no options are outstanding.  Furthermore, we have reserved 20,000,000 shares of our common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 2000 Plan, of which options to purchase an aggregate of 13,579,896 shares are outstanding. The outstanding options under the 2000 Plan have a weighted average exercise price of $0.37. As of the date of this report, we have issued warrants exercisable for 29,994,780 shares of common stock to financial consultants, investors, former employees and other business partners, having a weighted average exercise price of $0.45 and expiring on various dates from October 2009 to July 2013. Exercise of these options and warrants in the future will reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

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

The Company is currently involved in a lawsuit against two of its former directors, who were also employees of the Company, and the company formed by the two former directors (collectively, the “Defendants”).  The Company filed this action against the Defendants for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendant’s use of the Company’s confidential and proprietary information in the development and marketing of motor control products.  The Company seeks a temporary retraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendants.  The Company’s original complaint was filed on November 25, 2008, and its amended complaint was filed on January 5, 2009, in the U.S. District Court, District of Nevada.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

The Company’s common stock is thinly traded on the National Association of Securities Dealers’ Over the Counter Bulletin Board (“OTCBB”) under the symbol “PEFF”.

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2008 and December 31, 2007

Twelve months Ended December 31, 2008	High	Low
October 1, 2008 — December 31, 2008	$0.25	0.08
July 1, 2008 — September 30, 2008	0.32	0.19
April 1, 2008 — June 30, 2008	0.39	0.26
January 1, 2008 — March 31, 2008	0.55	0.26

Twelve months Ended December 31, 2007	High	Low
October 1, 2007 — December 31, 2007	$0.70	$0.37
July 1, 2007 — September 30, 2007	0.75	0.20
April 1, 2007 — June 30, 2007	0.26	0.20
January 1, 2007 — March 31, 2007	0.30	0.18

As of the date of this report, there were 162 shareholders of record of the Company’s common stock and 647 shareholders who hold the Company’s common stock in street name.

The Company has not paid dividends on its common stock since its incorporation. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company’s capital assets.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities Remaining available for future issuance under 2000 Stock Option and Restricted Stock Plan (excluding securities reflected in column (a))(c)
2000 Stock Option and Restricted Stock Plan approved by security holders	13,579,869	$0.37	6,420,131
Equity compensation plans not approved by security holders	0	0.00	0
Total	13,579,896	$0.37	6,420,131

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary solid state electrical components designed to reduce energy consumption in alternating current induction motors.

The Company began generating revenues from sales of its MEC line of motor controllers in the late 1990s. As of December 31, 2008, the Company had total stockholders’ equity of $4,046,747 primarily due to (i) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (ii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iv) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (v) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.

RESULTS OF OPERATIONS: FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

REVENUES

Revenues for the year ended December 31, 2008, were approximately $481,000 compared to approximately $491,000 for the year ended December 31, 2007, a decrease of $10,000 or 2%.  This decrease is mainly attributable to a decrease in sales in the elevator and escalator market segment in 2008.  Specifically, escalator manufacturer and service provider sales fell to approximately $363,000 for the year ended December 31, 2008, from $466,000 for the year ended December 31, 2007.  Sales of the analog product to one escalator manufacturer and service provider, which is one of the Company’s largest customers, slowed during this period in anticipation of release of their private label version of our digital product.  The digital product is being tested and evaluated for use on a retrofit and OEM basis by this customer.  The digital product offers greater features and functionality compared to the analog product, making it more attractive as an OEM product.  The decrease in sales to the escalator segment was partially offset by an increase in sales to industrial and other customers, which totaled approximately $117,000 for the year ended December 31, 2008, compared to $24,000 for the year ending December 31, 2007.  For the year ended December 31, 2008, industrial and other sales, which entirely consisted of digital units, was approximately 21% of total sales, and escalator and elevator sales, which consisted almost entirely of analog units, was approximately 79% of total sales.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2008 were approximately $398,000 compared to approximately $340,000 for the year ended December 31, 2007, an increase of $58,000, or 17%.  As a percentage of revenues, total costs of sales increased to approximately 82% for the year ended December 31, 2008 compared to approximately 69% for the year ended December 31, 2007.  The increase in the costs as a percentage of revenues was primarily due the Company’s replacement of 40 Platform E MECs with more feature rich and expensive Platform 1 MECs for no additional charge to the customer.  This transaction added approximately $22,000 to the Company’s cost of sales for the year ended December 31, 2008.  All of the Platform E MECs returned to the Company were not installed, and in good working condition.  However, with the release of the new digital line of MECs, the Company determined that the Platform E units that were returned were obsolete, and therefore did not record the units back into inventory.  Furthermore, during the year ended December 31, 2008, the Company also wrote off the remaining Platform E components, as well as many components that were for analog use only, held in its inventory.  In total, the Company recorded a direct write off of inventory of approximately $41,000 for the year ended December 31, 2008.   Excluding the direct write off of inventory of $41,000 and the $22,000 charge from replacing Platform E units with Platform 1 units, the Company’s cost of sales was approximately $335,000, or 70% of revenue for the year ended December 31, 2008.

Allocated overhead costs were approximately $25,000 for the year ended December 31, 2008 compared to approximately $20,000 for the year ended December 31, 2007, an increase of $5,000 or 25%.  As a percentage of revenues, allocated overhead costs were 5% for the year ended December 31, 2008 compared to 4% for the year ended December 31, 2007.  Allocated overhead costs as a percentage of sales increased due to the Company developing in-house light manufacturing and warehousing capabilities in December of 2007.

GROSS PROFIT

Gross profit for the year ended December 31, 2008 was $83,000 compared to approximately $150,000 for the year ended December 31, 2007, a decrease of $67,000 or 45%.  This decrease was primarily due to the factors described above.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were $1,016,000 for the year ended December 31, 2008 compared to approximately $668,000 for the year ended December 31, 2007, an increase of $348,000 or 52%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products.  Specifically, the increased costs include additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs during the year ended December 31, 2008, as well as new product testing and certification expenses.  These increased costs were partially offset by a decrease in stock based compensation expenses during the year ended December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3,033,000 for the year ended December 31, 2008, compared to approximately $2,721,000 for the year ended December 31, 2007, an increase of $312,000 or 11%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to an increase in payroll, and payroll related costs, as well as increases in sales travel expenses, marketing, tradeshows and advertising expenses, and sales related legal and consulting expenses.  The increases in payroll expenses were due to the growth of the Company’s sales personnel.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2008

Since inception, the Company has financed its operations primarily through the sale of its securities.  In 2008 and 2007, the Company received a total of approximately $8,025,000 in gross proceeds from a private placement of its preferred stock, common stock and warrants to purchase common stock, as to which the Company was required to file a registration statement on Form SB-2 or other relevant registration statement.  Of this amount, $1,850,000 was converted from existing debt securities.  Also in 2007, the Company grossed approximately $680,000 in cash from the exercise of warrants.  As of December 31, 2008 the Company has received a total of approximately $20,305,000 from public and private offerings of its equity securities, received $300,000 from a bridge note with a shareholder (which was converted into 3,000,000 shares of common stock and 1,500,000 warrants with an additional investment of $300,000 on July 8, 2005), received approximately $445,386 under a bank line of credit (which was repaid during 2002), and received $1,000,000 under a line of credit with a shareholder (which was converted to Series A-1 Preferred Convertible shares during 2003). In October 2004 and February 2005, the Company received $1,589,806 in debt financing through a debt offering arranged by a placement agent, Pali Capital. Of this total, $300,000 plus accrued interest was converted from borrowings with the same shareholder as referenced above.  In April 2006, the Company received $1,000,000 in debt financing from EMTUCK , LLC, in which the managing member is a management company wholly owned and controlled by Steven Strasser, the Company's CEO.  In May 2006, the Company received an additional $500,000 in debt financing from EMTUCK.  In November 2006, the Company received $2,000,000 in debt financing.  Of this amount, $1,450,000 was converted from borrowings from prior investors.  This $2,000,000 note was paid off in full in October of 2007.  As of December 31, 2008 the Company had cash of $2,100,013 and has no outstanding debt securities.

Net cash used for operating activities for the year ended December 31, 2008 was $3,102,847 which primarily consisted of: a net loss of $3,948,204; less bad debt expense of $7,770, inventory obsolescence expense of $40,758, depreciation and amortization of $74,539, amortization of capitalized manufacturing expenses of $6,791, warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $765,504, common stock issued for consulting services of $7,960, decreases in accounts receivable of $57,323 and deposits of $84,057, increases in inventory of $155,016 and prepaid expenses of $12,660.  In addition, these amounts were partially offset by decreases in accounts payable and accrued expenses of $30,669 and customer deposits of $1,605, and increases in deferred rent of $605.

Net cash used for operating activities for the year ended December 31, 2007 was $2,850,927 which primarily consisted of: a net loss of $3,891,795; less bad debt expense of $16,934, depreciation and amortization of $47,036, loss on disposal of fixed assets of $3,516, amortization of debt discounts of $419,859, amortization of deferred financing costs of $11,228, warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $655,392, decreases in inventory of $25,090 and prepaid expenses of $29,173, increases in accounts receivable of $93,994, and deposits of $88,388.  In addition, these amounts were partially offset by increases in accounts payable and accrued expenses of $1,354, and customer deposits of $1,605 and deferred rent of $12,063.

Net cash used in investing activities for fiscal year 2008 was $132,364, compared to $92,537 in fiscal year 2007.  The amount for 2008 consisted of the purchase of fixed assets of $104,857, and costs related to patent applications of $27,507.  The amount for 2007 consisted of the purchase of fixed assets of $85,610, and costs related to patent applications of $6,927.

Net cash provided by financing activities for fiscal year 2008 was $248,846.  The entire amount consisted of the net proceeds from the issuance of equity securities.

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

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $3 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and operations during the next twelve months.  Although we currently have several months of working capital, we may nevertheless need to issue additional debt or equity securities to raise required funds.  If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company will be forced to restructure, file for bankruptcy or cease operations.

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

POWER EFFICIENCY CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2008 AND 2007

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Power Efficiency Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of Power Efficiency Corporation, (a Delaware corporation) (the "Company") as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Sobel & Co., LLC
Certified Public Accountants

March 30, 2009
Livingston, New Jersey

F-1

POWER EFFICIENCY CORPORATION
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$2,100,013	$5,086,378
Accounts receivable, net of allowance of $ 26,082 in 2008 and $19,648 in 2007	44,159	109,252
Inventories	246,020	131,762
Prepaid expenses and other current assets	47,165	41,296
Total Current Assets	2,437,357	5,368,688

PROPERTY AND EQUIPMENT, Net	144,967	112,106

OTHER ASSETS:
Deposits	38,206	122,263
Patents, net	64,711	39,746
Goodwill	1,929,963	1,929,963
Total Other Assets	2,032,880	2,091,972

	$4,615,204	$7,572,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$555,789	$586,458
Customer Deposits	-	1,605
Total Current Liabilities	555,789	588,063

LONG-TERM LIABILITIES:
Deferred Rent	12,668	12,063
Total Long-Term Liabilities	12,668	12,063

Total Liabilities	568,457	600,126

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series B Convertible Preferred Stock, $0.001 par value 10,000,000 shares authorized, 140,000 issued and outstanding in 2008 and 134,000 issued and outstanding in 2007	140	134
Common stock, $0.001 par value, 140,000,000 shares authorized, 43,255,441 shares issued and oustanding in 2008 and 40,367,523 shares issued and oustanding in 2007	43,256	40,368
Additional paid-in capital	35,307,119	33,741,902
Accumulated deficit	(31,303,768)	(26,809,764)
Total Stockholders' Equity	4,096,747	6,972,640

	$4,615,204	$7,572,766

See report of independent registered public accounting firm and notes to financial statements.	F-2

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

REVENUES	$480,513	$490,510

COMPONENTS OF COST OF SALES:
Material, labor and overhead	356,942	340,468
Inventory obsolesence expense	40,758	-
Total Cost of Sales	397,700	340,468

GROSS PROFIT	82,813	150,042

COSTS AND EXPENSES:
Research and development	1,016,158	667,786
Selling, general and administrative	3,032,733	2,721,284
Depreciation and amortization	74,539	47,036
Total Costs and Expenses	4,123,430	3,436,106

LOSS FROM OPERATIONS	(4,040,617)	(3,286,064)

OTHER INCOME (EXPENSE):
Interest income	104,684	80,481
Interest expense	-	(679,306)
Total Other Income (Expenses), Net	104,684	(598,825)

LOSS BEFORE PROVISION FOR TAXES	(3,935,933)	(3,884,889)

PROVISION FOR TAXES	(12,271)	(6,906)

NET LOSS	$(3,948,204)	$(3,891,795)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	40,909,504	38,541,012

See report of independent registered public accounting firm and notes to financial statements.	F-3

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2008 AND 2007

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2007	35,042,009	$35,042	-	$-	$24,927,839	$(22,917,969)	$2,044,912
Issuance of common stock	3,416,672	3,417	-	-	1,021,583	-	1,025,000
Issuance of preferred stock	-	-	134,400	134	6,719,866	-	6,720,000
Common stock issued upon exercise of options and warrants	1,908,842	1,909	-	-	681,591	-	683,500
Warrants and options issued with common stock and debt and to employees and consultants, including debt discount	-	-	-	-	472,153	-	472,153
Expenses related to issuance of preferred and common stock	-	-	-	-	(81,130)	-	(81,130)
Net loss	-	-	-	-	-	(3,891,795)	(3,891,795)
Balance, December 31, 2007	40,367,523	40,368	134,400	134	33,741,902	(26,809,764)	6,972,640
Issuance of common stock	40,000	40	-	-	7,960	-	8,000
Issuance of preferred stock	-	-	5,600	6	279,994	-	280,000
Common stock dividends paid	2,729,000	2,729	-	-	543,071	(545,800)	-
Common stock issued upon exercise of options and warrants	118,918	119	-	-	(119)	-	-
Warrants and options issued with common stock and debt and to employees and consultants, including debt discount	-	-	-	-	765,504	-	765,504
Expenses related to issuances of preferred and common stock	-	-	-	-	(31,193)	-	(31,193)
Net loss	-	-	-	-	-	(3,948,204)	(3,948,204)
Balance, December 31, 2008	43,255,441	$43,256	140,000	$140	$35,307,119	$(31,303,768)	$4,046,747

See report of independent registered public accounting firm and notes to financial statements.	F-4

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(3,948,204)	$(3,891,795)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	7,770	16,934
Inventory obsolescence expense	40,758	-
Depreciation and amortization	74,539	47,036
Amortization of capitalized manufacturing expenses	6,791	-
Loss on disposition of fixed assets	-	3,516
Debt discount related to issuance of debt securities	-	419,859
Amortization of deferred financing costs	-	11,228
Warrants and options issued in connection with settlements, services from consultants, vendors, the forgiveness of indebtedness, the issuance of debt, and to employees and consultants	765,504	655,392
Common Stock issued for consulting services	7,960	-
Changes in certain assets and liabilities:
Accounts receivable	57,323	(93,994)
Inventory	(155,016)	25,090
Prepaid expenses and other current assets	(12,660)	29,173
Deposits	84,057	(88,388)
Accounts payable and accrued expenses	(30,669)	1,354
Customer deposits	(1,605)	1,605
Deferred rent	605	12,063
Net Cash Used for Operating Activities	(3,102,847)	(2,850,927)

INVESTING ACTIVITIES:
Costs related to patent applications	(27,507)	(6,927)
Purchase of property, equipment and other assets	(104,857)	(85,610)
Net Cash Used for Investing Activities	(132,364)	(92,537)

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of costs	248,846	8,347,369
Payments on notes payable	-	(2,011,111)
Net Cash Provided by Financing Activities	248,846	6,336,258

(DECREASE) INCREASE IN CASH	(2,986,365)	3,392,794

CASH
Beginning of year	5,086,378	1,693,584

End of year	$2,100,013	$5,086,378

See report of independent registered public accounting firm and notes to financial statements.	F-5

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1  -  NATURE OF BUSINESS:

Power Efficiency Corporation ("Power Efficiency" and/or the "Company"), is incorporated in Delaware.  Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to reduce energy consumption in alternating current induction motors.  Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world.  The Company currently has one principal and proprietary product: the three phase Motor Efficiency Controller, which is used in industrial and commercial applications, such as rock crushers, granulators, and escalators.  Additionally, the Company has developed a digital single phase controller in pre-production form, in preparation for working with Original Equipment Manufacturers (“OEMs”) to incorporate the technology into their equipment.

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

Inventories:
Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited too, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at December 31, 2008 or 2007.

As of December 31, inventories are comprised as follows:

	2008	2007
Raw materials	$178,698	$131,762
Finished Goods	67,322	-
Inventories	$246,020	$131,762

Accounts Receivable:
The Company carries its accounts receivable at cost less an allowance for doubtful accounts and returns.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying SFAS No. 123R approximated $766,000 and $655,000 in additional compensation expense during the years ended December 31, 2008 and 2007, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

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

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”.  FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FIN 48-1 is effective retroactively to January 1, 2007.  Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. The implementation of FIN 48 and FIN 48-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The provision for taxes represents state franchise taxes, interest and penalties.

Goodwill:
SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill shall no longer be amortized.  Goodwill is tested for impairment on an annual basis and between annual tests on a quarterly basis, utilizing a two-step test, as described in SFAS No. 142.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Advertising:
Advertising costs are expensed as incurred.  Advertising expenses were $48,987 and $7,504 for the years ended December 31, 2008 and 2007, respectively.

New Accounting Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends SFAS 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 160 to any noncontrolling interests acquired after the effective date.

In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, results of operations and cash flows. SFAS 161 is effective for our consolidated financial statements issued for fiscal years and interim periods beginning with our quarter ended March 31, 2009. We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". It is effective for fiscal years and interim periods beginning with our quarter ended March 31, 2009, and will be applied prospectively to intangible assets acquired after the effective date. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Financial Statement Reclassifications:
Certain reclassifications have been made to the 2007 financial statements in order for them to conform to the 2008 financial statement presentation.

NOTE 3  -  GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, and the Company experienced a $3,102,847 deficiency of cash from operations in 2008.  While the Company appears to have adequate liquidity at December 31, 2008, there can be no assurances that such liquidity will remain sufficient.

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

NOTE 4  -  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

As of December 31, prepaid expenses and other current assets are comprised as follows:

	2008	2007
Prepaid insurance	$10,192	$19,705
Prepaid expenses	36,973	21,591
Prepaid expenses and other current assets	$47,165	$41,296

NOTE 5  -  PROPERTY AND EQUIPMENT:

At December 31, 2007, property and equipment is comprised as follows:

	2008	2007
Machinery and equipment	$253,976	$151,497
Office furniture and equipment	20,113	26,326
	274,089	177,923
Less: Accumulated depreciation	129,122	65,717
Property and Equipment, Net	$144,967	$112,106

Depreciation for the years ended December 31, 2008 and 2007 amounted to $71,996 and $46,044, respectively.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6  -  GOODWILL:

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2008 and 2007 utilizing a two-step test.  An annual goodwill impairment test was performed by management in addition to quarterly goodwill impairment tests.

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

The Company’s most recent impairment analysis was performed on December 31, 2008, on the Company’s single reporting unit.  As of December 31, 2008, the Company’s fair market value was $8,651,088, and the Company’s book value was $4,046,747.  As of December 31, 2007, the Company’s fair market value was $22,199,036, and the Company’s book value was $6,972,640.  Based on this, no impairment exists as of December 31, 2008 and 2007.

Circumstances may arise in which the Company will perform an impairment test in addition to its annual and quarterly tests.  An example of one of these circumstances would be a sudden sharp drop in the Company’s stock price not as a result of market conditions.

NOTE 7  -  INTANGIBLE ASSETS:

Intangible assets subject to amortization consists of the following for the years ended December 31:

	2008	2007
Patents	$77,109	$49,602
Less: Accumulated amortization	12,398	9,856
Intangible Assets, Net	$64,711	$39,746

Amortization expense in 2008 and 2007 amounted to $2,542 and $992, respectively.

During 2008 and 2007, the Company capitalized approximately $28,000 and $7,000 in expenses related to patent filings, respectively.  The Company will begin amortizing these costs over the life of the patent, once the patent is approved by the appropriate authorities.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Amortization expense expected in the succeeding five years for the Company’s existing patents is as follows:

2009	$2,542
2010	2,542
2011	2,542
2012	2,542
2013	2,542
Thereafter	52,001
$64,711

NOTE 8  -  CONCENTRATIONS OF CREDIT RISKS:

Financial instruments which potentially subject the Company to concentrations of credit risk, consist primarily of cash and temporary cash investments and accounts receivable.

The Company maintains cash balances which at times may be in excess of the insured limits.

Sales and accounts receivable currently are from a relatively small number of customers of the Company's products.  The Company closely monitors extensions of credit.

Four customers accounted for approximately 82% of 2008 sales and 21% of accounts receivable at December 31, 2008.  Three customers accounted for approximately 84% of 2007 sales and 70% of accounts receivable at December 31, 2007.

International sales as a percentage of total revenues for the years ended December 31 are as follows:

Country	2008	2007
Sweden	1%	2%

NOTE 9 – PRODUCT WARRANTIES

Accrued warranty expenses at December 31, 2007 and 2008 consist of the following:

Balance, January 1, 2007	$-
Additions	4,151
Deductions	(742)
Balance, December 31, 2007	3,409
Additions	6,758
Deductions	(5,735)
Balance, December 31, 2008	$4,432

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10  -  PROVISION FOR TAXES:

As of December 31, 2008 and 2007, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $23,700,000 and $19,800,000, respectively.  These net operating losses expire at varying amounts through 2028.  The net operating loss carryforwards result in deferred tax assets of approximately $8,000,000 and $6,700,000 at December 31, 2008 and 2007, respectively; however, a valuation reserve has been recorded for the full amount due to the uncertainty of realization of the deferred tax assets.

A reconciliation of the statutory tax rates for the years ended December 31 is as follows:

	2008	2007
Statutory rate	(34)%	(34)%
State income tax – all states	(6)%	(6)%
	(40)%	(40)%
Current year valuation allowance	40%	40%

Benefit for income taxes	0%	0%

NOTE 11  -  WARRANTS:

Warrant activity during the years ended December 31, 2008 and 2007 follows:

	Warrants	Average Exercise Price
Warrants outstanding at January 1, 2007	22,372,730	$0.42
Issued during 2007	9,528,338	0.52
Exercised during 2007	(2,143,659)	0.40
Cancelled and expired during 2007	(743,441)	0.40
Warrants outstanding at December 31, 2007	29,013,968	0.45
Issued during 2008	1,280,000	0.44
Exercised during 2008	(299,188)	0.20
Warrants outstanding at December 31, 2008	29,994,780	$0.45

During 2008, the Company issued the following warrants:  1,000,000 warrants as consulting fees to sales consultants, which were valued at $290,000, however, these warrants have special vesting provisions, therefore, the Company did not recognize an expense for these warrants in 2008; 280,000 warrants to investors, in connection with the Company’s private offering of common stock (see Note 19), which were valued at $90,160, and recorded as additional paid in capital.  During 2008, the Company also expensed and included in selling general and administrative expenses, $5,153 related to warrants, which vested during 2008.  These warrants were issued in 2007 as consulting fees to a sales consultant.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

During 2007, the Company issued the following warrants:  100,000 warrants as consulting fees to a sales consultant, which were valued at $15,458 and expensed and included in selling, general and administrative expenses; 1,000,000 warrants as consulting fees to a technical consultant, which were valued at $228,200, however, these warrants have special vesting provisions, therefore the Company did not recognize an expense for these warrants in 2007; 1,708,338 warrants to investors, in connection with the Company’s private offering of common stock (See Note 19), which were valued at $224,843 and recorded as additional paid in capital; 6,720,000 warrants to investors, in connection with the Company’s private offering of its Series B preferred stock (See Note 19), which were valued at $3,421,631 and recorded as additional paid in capital.  During 2007, the Company also expense and included in research and development expenses, $5,492 related to warrants which vested during 2007.  These warrants were issued in 2006 as consulting fees to a technical consultant.

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

	Years ended December 31,
	2008	2007
Weighted average risk-free rate	4.06%	4.5%
Average expected life in years	3.5	3.6
Expected dividends	None	None
Volatility	275%	166%
Forfeiture rate	43%	40%

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 12  -  STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2008 and 2007 follows:

	Shares	Average Exercise Price
Options outstanding and exercisable at January 1, 2007	14,734,896	$0.33
Granted during 2007	3,725,000	0.35
Cancelled during 2007	(4,050,000)	0.23
Exercised during 2007	(100,000)	0.20
Options outstanding and exercisable at December 31, 2007	14,309,896	$0.36
Granted during 2008	1,095,000	0.50
Cancelled during 2008	(1,825,000)	0.37
Options outstanding and exercisable at December 31, 2008	13,579,896	$0.37

Weighted average remaining contractual life at December 31, 2008, for all options is 7.03 years.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan").  On June 8, 2007, the 2000 Plan was amended and restated.  The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 20,000,000 shares of common stock.  100,000 options have been exercised to date.  There are 13,579,896 options outstanding under the 2000 Plan.

During 2008, the Company granted 1,095,000 stock options to directors and employees at exercise prices approximating fair market value of the stock on the date of each grant.  Such issuances to directors and employees were valued at $760,350, utilizing similar factors as described below, which were expensed  and are included in research and development expenses and selling, general and administrative expenses.

During 2007, the Company granted 3,725,000 stock options to directors and employees at exercise prices approximating fair market value of the stock on the date of each grant.  Such issuances to directors and employees were valued at $634,442, utilizing similar factors as described below, which were expensed and are included in research and development expenses and selling, general and administrative expenses.
In 1994, the Company adopted a Stock Option Plan (the "1994 Plan").  The 1994 Plan provides for the granting of options to purchase up to 71,429 shares of common stock.  No options have been exercised to date.  There are no options outstanding under the 1994 Plan, and the Company does not plan to issue any more options under this plan.

Share Based Compensation Payments:
During the year ended December 31, 2008, the Board of Directors authorized the net issuance of 1,095,000 stock options to directors and employees.  During the year ended December 31, 2007, the Board of Directors authorized the net issuance of 3,725,000 stock options to directors, officers and employees.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: average expected volatility of 275% and 166% for the years ended December 31, 2008 and 2007, respectively; average risk-free interest rate of 4.06 % and 4.5% for the years ended December 31, 2008 and 2007, respectively; and expected lives of approximately 10.0 years.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Minimum future rentals are as follows:

Year
2009	190,664
2010	177,091
2011	12,688
$380,443

Rent expense, including base rent and additional charges, for the year ended December 31, 2008 and 2007 was $212,742 and $173,545, respectively.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

The Company filed and received its own patent (No. 5.821.726) that expires in 2017 that management believes will protect the Company's intellectual property position.  The Company has also filed three utility patents in new inventions associated with the development of its digital products, which are all pending approval with the U.S. Patent and Trademark Office.

Software User License Agreements:
The Company entered into an agreement to purchase software licenses for accounting, manufacturing and CRM software.  The total amount of the software license agreement is approximately $27,000 and the software licenses begin in 2009.

Litigation:
The Company is currently involved in a lawsuit against two of its former directors, who were also employees of the Company, and the company the two former directors formed (collectively, the “Defendants”).  The Company filed this action against the Defendants for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendant’s use of the Company’s confidential and proprietary information in the development and marketing of motor control products.  The Company seeks a temporary retraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendants.  The Company’s original complaint was filed on November 25, 2008, and its amended complaint was filed on January 5, 2009, in the U.S. District Court, District of Nevada.

On March 19, 2007, the Company reached an agreement with GE Fanuc Automation North America, Inc. (“GE Fanuc”) to cease using its Power Genius name for its products.  As consideration, GE Fanuc paid the Company $20,000.

Subcontractors:
During 2007, the Company utilized one subcontractor in Nevada as turn-key manufacturers for its analog product.  In December of 2007, the Company ceased using the Las Vegas, Nevada subcontractor and began to manufacture its analog and some of its digital product in-house.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On September 6, 2007, the Company entered into a manufacturing service agreement with Sanima-Sci Corporation (“Sanmina-Sci”) for the production of digital units and digital circuit boards.  Pursuant to this agreement, the Company will purchase an amount of digital units, subject to certain minimum quantities, from Sanmina-Sci equal to an initial firm order agreed upon by the Company and Sanmina-Sci and subsequent nine-month requirements forecasts.  The initial term of the contract is one year, and upon expiration of the initial term, the contract will continue on a year to year basis until one party gives notice to terminate. At the present time the Company is not able to determine if the actual purchases will be in excess of these minimum commitments, or if any potential liability will be incurred.  At December 31, 2008, the Company has approximately $340,000 in open purchase orders with this subcontractor.  At December 31, 2007, the Company had approximately $100,000 in open purchase orders with this subcontractor.  At December 31, 2007, the Company had approximately $81,000 on deposit with Sanmina-Sci.

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

On October 31, 2008, the Company entered into a consulting agreement with an investor relations consulting firm.  This consulting agreement calls for the consultant to perform investor relations services for the Company.  For its services, the Company has agreed to pay the consultant a monthly retainer of $6,500 and a total of 40,000 shares of the Company’s common stock.  The term of the consulting agreement is initially for 3 months, and can be extended at the end of the term.  The agreement terminated in January 2009 and has not been renewed.

NOTE 14 - RELATED PARTY TRANSACTIONS:

During the years ended December 31, 2008 and 2007, consulting fees of $12,000 were paid in each year to a director and stockholder of the Company, respectively, for serving as the Chairman of the Company’s Audit Committee.  These amounts are included in selling, general and administrative expenses.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On January 21, 2008, the Company issued and sold and additional 5,600 units under the above referenced financing transaction.  In this closing, Steven Strasser purchased 1,600 units for $80,000 in cash (See Note 18).
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

Interest expense of approximately $0 and $665,000 for the years ended December 31, 2008 and 2007, respectively, was associated with related parties.  Of the $665,000 amount, approximately $75,000 was cash interest paid to the Company’s Chief Executive Officer, approximately $173,000 was cash interest paid to other investors who owned more than 5% of the Company’s outstanding common stock and voting equivalents, and approximately $417,000 was amortization of debt discount associated with related parties.

 NOTE 15  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2008	2007

Interest	$-	$248,218

Income/Franchise Taxes	$12,271	$6,906

Non-cash items recorded during the year ended December 31, for:

	2008	2007

Common Stock Dividends	$545,800	$-

 NOTE 16 - NOTES PAYABLE:

On November 30, 2006, the Company entered into a financing transaction in which the Company issued $2,000,000 of its two year, senior, secured promissory notes (collectively the “Notes”, individually a “Note”).   The Notes were paid off in full on October 29, 2007 (See Note 18.)

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

During 2005, the Company issued a $50,000 promissory note payable to its former landlord in connection with a settlement agreement.  During the year ended December 31, 2007, the Company paid $11,111 in principal.  As of December 31, 2007, this note has been paid off in full.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

On January 7, 2008, the Company entered into a consulting agreement with a European sales and marketing consultant.  This agreement was terminated on September 1, 2008 and all obligations have been satisfied in full and all stock options issued to the consultant were cancelled.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On October 8, 2008 and October 27, 2008, the Company entered into two business advisory agreements with two advisors.  The agreements call for each of the advisors to perform introductory and business development services for the Company.  For their services, the Company has agreed to grant each advisor 250,000 common stock warrants, 50,000 of which will vest upon the commencement of  testing of the Company’s technology as a direct result of the advisors efforts, and the remaining 200,000 will vest upon the purchase of the Company’s products or an agreement to license the Company’s technology as a direct result of the advisors’ efforts.  The term of each agreement is for one year or until the engagement is completed, whichever occurs first, and can be cancelled by either party upon 60 days written notice.

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

Each share of Series B Preferred Stock is initially convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances.  The Series B Preferred Stock is convertible at the option of the holder at any time.  The Series B Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period.  The Series B Preferred Stock has an 8% dividend, payable annually in cash or stock, at the discretion of the Company’s board of directors.  As such, none is accrued in these financial statements.

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
DECEMBER 31, 2008 AND 2007

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

On January 21, 2008, the Company issued and sold 5,600 units, resulting in the sale and issuance of an aggregate of 5,600 shares of Series B Preferred Stock and warrants to purchase up to 280,000 shares of the Company’s common stock for $280,000 in cash under the Preferred Offering.

On November 1, 2008, the Company declared a stock dividend of 2,729,000 shares of common stock, valued at $545,800,  payable to all of the holders of it’s Series B Preferred Stock.  The dividend was paid on November 24, 2008.

 NOTE 19  -  STOCKHOLDERS' EQUITY:

On various dates from November 30, 2006 through March 31, 2007, the Company issued and sold an aggregate of 14,116,680 shares of its common stock and 7,058,340 warrants to purchase its common stock (the “Equity Warrants”), in a private offering (the “Offering”) for $4,235,000 in cash, cancellation of indebtedness and in lieu of compensation owed to certain employees, officers and directors of the Company.  The per share purchase price of the common stock was $0.30.  The Equity Warrants have a per share exercise price of $0.40, are exercisable immediately and expire on various dates from November 29, 2011 through March 30, 2012.

The $4,235,000 investment included $250,000 from Steven Strasser, the Company’s Chief Executive Officer, $30,000 from John (BJ) Lackland, the Company’s Chief Financial Officer, $30,000 from Robert Murray, the Company’s former Chief Operating Officer, and $300,000 from George Boyadjieff, a Director of the Company.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

 NOTE 20  -  FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107 “Disclosure About the Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short term nature.

 NOTE 21 - 401(K) RETIREMENT PLANS:

The Company maintains a 401(k) retirement plan (the 401(k) Plan).  The 401(k) Plan is voluntary, and available to all employees who have been with the Company for at least six months.  The Company may make discretionary contributions.  The Company did not make any contributions in 2008 or 2007.

 NOTE 22 - SUBSEQUENT EVENTS:

On March 11, 2009, the Company elected a new director to its Board of Directors.  For his services on the Board of Directors, the new director received 100,000 options to purchase the Company’s common stock at an exercise price of $0.11 per share.

On March 11, 2009, the Company entered into an consulting agreement with the newly elected director mentioned above.  The agreement is for a term of 12 months.  The consultant will receive $3,000 per month and 360,000 warrants to purchase the Company’s common stock, at an exercise price of $0.11 per share, under the terms of this agreement.  The warrants vest equally over the term of the agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

(b) Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2008, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and15d-15(f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2008.

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

INFORMATION ABOUT THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director's election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Company's current directors were either appointed by the plurality of votes cast by the holders of our common stock present, or represented, at the 2008 Annual Meeting of the Stockholders in July 2008, or elected by the board.

Name	Age	Director Since	Position
Steven Z. Strasser	60	2002	Chairman, Chief Executive Officer
John (BJ) Lackland	38	2002	Director, Chief Financial Officer, and Secretary
Raymond J. Skiptunis	66	2002	Director, Chairman of the Audit Committee
George Boyadjieff	70	2006	Director, Senior Technical Advisor
Douglas M. Dunn	66	2006	Director
Richard Morgan	63	2007	Director
Gary Rado	69	2005	Director
Gregory Curhan	47	2009	Director, Consultant

Director Independence

Pursuant to SEC rules, a majority of our Board of Directors is comprised of independent directors, as defined under Section 121(A) of the New York Stock Exchange Constitution and Rules.  Messrs. Boyadjieff, Skiptunis, Dunn, Morgan and Rado are independent directors.  Our audit committee is comprised of Messrs. Skiptunis, Dunn and Rado; and our compensation committee is comprised of Messrs. Skiptunis and Dunn, all of whom are independent directors.

Steven Strasser – Chairman and Chief Executive Officer.  Prior to becoming the Company’s CEO in October 2004, Mr. Strasser was the Managing Director, founder and majority owner of Summit Energy Ventures LLC, currently the largest shareholder in Power Efficiency Corporation.  Summit is a private equity firm focused on investments in companies with energy efficiency technologies. At Summit, Mr. Strasser spent four years, from 2001 through 2005, evaluating and investing in energy technology companies and serving on the boards of portfolio companies.  Mr. Strasser has been a director since August 2002.

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

Raymond J. Skiptunis – Mr. Skiptunis was a director at TAG Entertainment, a movie production company from 2004 until January, 2007.  Until September 2006, Mr. Skiptunis also served as an executive consultant at TAG Entertainment, from 2004. Prior to TAG Entertainment, Mr. Skiptunis was a self employed business consultant from 2003 to 2005. From November of 2001 through October of 2003, Mr. Skiptunis worked with the Company in various capacities, including consultant, CFO and interim CEO.  From 1990 to 1996, Mr. Skiptunis served as Vice Chairman and CEO of Teamstaff, Inc., a professional employer organization.  Prior to his time with Teamstaff, Inc., Mr. Skiptunis was the Chairman and President of Venray Management Corp, a venture capital firm, from 1983 to 1990, and the Vice President, CFO and a board member of Biosearch Medical Products from 1978 to 1983.  Mr. Skiptunis earned a Bachelor of Science in Accounting from Rutgers University.

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

Dr. Douglas Dunn — Dr. Dunn has had an extensive career in research, business and academic leadership.  Dr. Dunn served as dean of Carnegie Mellon University's Graduate School of Industrial Administration (now the Tepper School of Business) from July 1996 through June 2002, after which he retired.  He began his career AT&T Bell Laboratories, and his corporate experienced culminated in senior positions as a corporate officer leading Federal Regulatory Matters, Regional Government Affairs, and Visual Communications and Multimedia Strategy for AT&T.  Dr. Dunn is a board member of Universal Stainless & Alloy Products, Inc. (NasdaqNM: USAP) and Solutions Consulting, a technology consulting firm, which is wholly owned by Perot Systems, Inc. He holds a Ph.D. in business from the University of Michigan, an MS in industrial management and a BS in physics from the Georgia Institute of Technology.

Richard Morgan – Mr. Morgan is currently of counsel to the law firm of Lionel, Sawyer & Collins, and is the Dean Emeritus and a former Professor of Law at the William S. Boyd School of Law at the University of Nevada, Las Vegas, a position he held from September 1, 1997 through June 30, 2007.  Mr. Morgan is an experienced legal educator, having served as dean at both the Arizona State University College of Law and the University of Wyoming College of Law.  Mr. Morgan earned his B.A. in Political Science at the University of California, Berkeley in 1967.  In 1971 he received his J.D. from UCLA, where he was an editor of the UCLA Law Review.  He practiced with the Los Angeles law firm of Nossaman, Krueger & Marsh in the corporate/securities areas from 1971 to 1980.  He was a professor at the Arizona State University College of Law from 1980 to 1987 and served as associate dean from 1983 to 1987.  He was dean at the University of Wyoming College of Law from 1987 to 1990 and returned to the Arizona State University College of Law in 1990, where he served as dean and professor of law until 1997.

Gary Rado – Mr. Rado retired in 2002 after being the President of Casio Inc. USA. Before joining Casio Inc. in 1996, Mr. Rado was with Texas Instruments Inc. for 21 years. He moved from District Sales Manager to Area Sales Manager to National Sales Manager of the Consumer Products Division. This division was responsible for home computer, calculator and educational products such as Speak and Spell. Mr. Rado was then promoted to Division Manager of Consumer Products worldwide and VP of marketing and sales. He ran the division for 7 years, with two years of running the division while based in Europe. Mr. Rado earned a Bachelors of Science in Business Administration from Concord College in 1963.

Gregory Curhan – Mr. Curhan most recently served as Executive Vice President of Merriman Curhan Ford Group, Inc.  He also was President, Chairman of the Commitment Committee and Head of the Cleantech investment banking team of Merriman Curhan Ford & Co., the investment banking subsidiary of Merriman Curhan Ford Group, Inc., where he worked from January 2002 to January 2009. Previously, he served as Chief Financial Officer of WorldRes.com from May 1999 through June 2001. Prior to joining WorldRes.com, Mr. Curhan served as Director of Global Technology Research Marketing and Managing Director, specialty Technology Institutional Equity Sales at Merrill Lynch & Co. from May 1998 to May 1999. From 1993 through 1998, Mr. Curhan served as Partner, Director of Equities, and as Managing Director, Research Analyst at Volpe Brown Whelan.  Mr. Curhan was a founder and principal of the investment advisor Curhan, Merriman Capital Management from July 1988 through December 1992. From 1985 to 1988, Mr. Curhan was Vice President, Institutional Sales at Montgomery Securities, and was a Financial Analyst at Merrill Lynch from 1983 to 1985. Mr. Curhan earned his Bachelor of Arts degree, summa cum laude, from Dartmouth College.

Board of Directors and Committees of the Board

Our business affairs are conducted under the direction of our board of directors.  The role of our board of directors is to effectively govern our affairs for the benefit of our stockholders and, to the extent appropriate under governing law, of other constituencies, which include our employees, customers, suppliers and creditors.  Our board strives to ensure the success and continuity of our business through the selection of a qualified management team.  It is also responsible for ensuring that our activities are conducted in a responsible ethical manner.  Our board of directors has two standing committees – an audit committee and a compensation committee.

Our board of directors met five times in 2008.  None of the current directors missed any meetings during 2008 and the meetings held by committees of the board of directors on which they serve.

We do not have a policy that requires directors to attend our annual meetings of stockholders.  All but one of the directors attended the 2008 Meeting of Stockholders on July 11, 2008.

Audit Committee

Raymond Skiptunis, Douglas Dunn and Gary Rado currently serve on our audit committee.  Messrs. Skiptunis, Dunn and Rado are each independent directors as required by Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A(3)(b)(1) of the Securities Exchange Act of 1934 and Section 121(A) of the New York Stock Exchange Constitution and Rules.  Raymond Skiptunis, the Chairman of our audit committee, qualifies as a financial expert.  Our audit committee, among other things:

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

Compensation Committee

Raymond Skiptunis and Douglas Dunn currently serve on our compensation committee.  Messrs. Skiptunis and Dunn are independent directors as required by SEC Rules and as defined in Section 121(A) of the American Stock Exchange Constitution and Rules.  Our compensation committee, among other things:

•           recommends to the board of directors the compensation level of the executive officers;

•           reviews and makes recommendations to our board of directors with respect to our equity incentive plans;

•           establishes and reviews general policies relating to compensation and benefits of our employees.

Committee Interlocks and Insider Participation

None of our executive officers currently serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

CODE OF CONDUCT

The Company adopted a code of conduct on August 8, 2008.  In early 2006, the Company developed and implemented an official Employee Manual that requires ethical behavior from its employees, and defines the consequences of unethical behavior by its employees.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Z. Strasser(1)	2008	$311,208	-	-	-	-	-	-	$311,208
Chairman and Chief	2007	$297,172	-	-	-	-	-	-	$297,172
Executive Officer

John (BJ) Lackland (2)	2008	$198,042	-	-	-	-	-	-	$198,042
Director and Chief	2007	$189,109	-	-	-	-	-	-	$189,109
Financial Officer			-	-	-	-	-	-	-

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

The following table sets forth the material financial terms of the agreements for each of our executives as of December 31, 2008:

Name	Salary (1)		Bonus(4)	Common Stock Options(5)
Steven Strasser	$275,000	(2)		3,000,000
BJ Lackland	$175,000	(3)		1,800,000
_________________

(1)	To be increased annually by at least 5% of current year’s base salary.

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

(4)	At the discretion of the disinterested members of the Board.

(5)	Vesting evenly and quarterly over five years.

Outstanding equity awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Strasser	2,045,460	527,269	-	$0.22	5/31/2010	-	-	-	-
	1,667,060	327,731	-	$0.20	5/31/2015	-	-	-	-
	600,000	-	-	$0.65	11/28/2015	-	-	-	-

BJ Lackland	1,672,500	540,000	-	$0.20	5/31/2015	-	-	-	-
	375,000	-	-	$0.65	11/28/2015	-	-	-	-

Stock Option Plan Narrative Disclosure

As of December 31, 2008, we had an aggregate of 13,579,896 shares of Common Stock available for issuance under our stock plans. The following is a description of our plans.

2000 Stock Option and Restricted Stock Plan, or the 2000 Plan

The 2000 Plan, was adopted by our board of directors and our stockholders in 2000.  On June 8, 2007, the 2000 Plan was amended and restated. As of December 31, 2007, no restricted shares of Common Stock have been issued, and 100,000 of the outstanding options to purchase shares of our Common Stock have been exercised pursuant to the 2000 Plan.  There are 13,579,896 options outstanding under the 2000 Plan as of December 31, 2008.

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

Compensation of Directors Summary Table

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raymond J. Skiptunis	$12,000	-	$38,805	-	-	-	$50,805
George Boyadjieff	-	-	$25,870	-	-	-	$25,870
Douglas M. Dunn	-	-	$32,338	-	-	-	$32,338
Richard Morgan	-	-	$25,870	-	-	-	$25,870
Gary Rado	-	-	$32,338	-	-	-	$32,338
Greg Curahn	-	-	-	-	-	-	-

Narrative to Director Compensation

In January 2008, non-employee directors received options to purchase 100,000 shares of common stock per year for their board service, pro-rated for the quarters in the year they served.  Employee directors do not receive compensation for serving on the board of directors.  The Chairman of the Audit Committee received an additional 50,000 options per year, pro-rated for the quarters in the year he served, and $1,000 per month.  The remaining members of the audit committee receive an additional 25,000, prorated for the quarters in the year they served.  Depending on the anticipated workload and organization, the board of directors may elect to increase the compensation for committee members and/or all non-executive board members.

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

STOCK OWNERSHIP

The following table sets forth information as to our shares of common stock beneficially owned as of March 30, 2009 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

	Name of			Percent of
Title of Class	Beneficial Owner(1)	Shares Owned		Shares Owned(10)
Common Stock	Steven Strasser, CEO, Chairman of the Board	20,381,894	(2)	37.33%
Common Stock	John (BJ) Lackland, CFO, Director	2,275,500	(3)	5.02%
Common Stock	Raymond J. Skiptunis, Director	546,039	(4)	1.25%
Common Stock	Gary Rado, Director	690,000	(5)	1.57%
Common Stock	George Boyadjieff, Director	2,905,000	(6)	6.44%
Common Stock	Douglas Dunn, Director	470,000	(7)	1.08%
Common Stock	Richard Morgan, Director	200,000	(8)	Less than 1%
Common Stock	Summit Energy Ventures, LLC	8,803,901	(2)	19.45%
Common Stock	Sarkowski Family L.P.	7,356,981		15.63%
Common Stock	Ron Boyer	9,535,769		18.90%
Common Stock	Michael J. Goldfarb Enterprises	2,440,001		5.46%
Common Stock	Byron LeBow Family Trust	2,850,908		6.34%
Common Stock	Marathon Resource Partners I L.P.	4,184,107		9.18%
Common Stock	Commerce Gas and Electric Corp.	4,544,376	(9)	10.22%
Common Stock	All Executive Officers and Directors as a Group (7 persons)	27,468,433		45.52%
________________________________

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

(2)
Includes 8,803,901 common shares and common shares subject to options and warrants exercisable within 60 days of the date hereof held by Summit, in which Steven Strasser is one of two members, 1,760,000 common shares subject to the conversion of 17,600 shares of Series B Preferred Stock, and 9,586,600 common shares subject to options and warrants which are presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Strasser was also granted an additional 900,000 common shares subject to options and warrants which will become exercisable after 60 days of the date hereof.  Mr. Strasser’s options and warrants expire on various dates from May, 2010 through November, 2015.

(3)
Includes 2,587,500 common shares and common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Lackland was also granted an additional 490,000 common shares subject to options which will become exercisable after 60 days of the date hereof.  Mr. Lackland’s options and warrants expire on various dates from May, 2010 through November, 2015.

(4)
Includes 523,500 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Skiptunis’ options and warrants expire on various dates from October, 2014 through January, 2017.

(5)
Includes 200,000 common shares subject to the conversion of 2,000 shares of Series B Preferred Stock, and 450,000 common shares subject to options presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Rado’s options expire on various dates from September, 2015 through January, 2017.

(6)
Includes 400,000 common shares subject to the conversion of 4,000 shares of Series B Preferred Stock, and 1,425,000 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Boyadjieff’s options and warrants expire on various dates from April, 2010 through January, 2017.

(7)
Includes 100,000 common shares subject to the conversion of 1,000 shares of Series B Preferred Stock, and 350,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof.  Dr. Dunn’s options expire on various dates from May 2016 through January, 2017.

(8)	Includes 200,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Morgan’s options expire January, 2017.

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

Relationship with Steven Strasser and Summit

Mr. Strasser, our CEO, owns 99.5% of Summit.  As of December 31, 2008, Summit owned 6,803,901 shares of our common stock and 2,000,000 warrants to purchase common stock.  In addition, Mr. Strasser owns beneficially 20,381,894 shares of common stock (including those shares beneficially owned by Summit) issued or issuable on the exercise of options and warrants, and the conversion of Series B Preferred Stock,  exercisable within 60 days of December 31, 2008.

On January 21, 2008, Mr. Strasser purchased 1,600 units, resulting in the issuance of 1,600 shares of Series B Preferred Stock and 80,000 warrants to purchase the Company’s common stock, for $80,000 in cash.

Relationship with John (BJ) Lackland

Mr. Lackland, our CFO, owns 0.5% of Summit.  Mr. Lackland owns beneficially 2,275,500 shares of common stock, issued or issuable on the exercise of options and warrants exercisable within 60 days of December 31, 2008.

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed in fiscal years 2008 and 2007 for professional services rendered by the principal registered accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $51,125 and $52,390, respectively.

(2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 14(1) above were $12,000 and $12,800, respectively.  The audit-related fees were for professional services rendered in conjunction with SEC Registration Statement filings and amendments thereto.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $3,250 and $3,250, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2008 and 2007 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 14(3) above were $5,000 and $0, respectively.

(5) Audit Committee Approval

During fiscal year 2008 and 2007, the Audit Committee pre-approved all engagements and fees for services the principal registered accountant provided since it was formally formed.

PART IV

Item 15.	Exhibits.

(a)	Exhibits

EXHIBIT INDEX

Description of Document

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-SB filed on October 20, 2000.

3.2	Amendment to the Certificate of Incorporation of the Company dated June 5, 2002, incorporated by reference to Exhibit 3.1 to Company's Current Report on Form 8-K filed on June 18, 2002.

3.3	Amendment to the Certificate of Incorporation of the Company dated July 6, 2005, incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.4	Amendment to the Certificate of Incorporation of the Company dated October 13, 2005, incorporated by reference to Exhibit 3.4 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.5	Amended and Restated By-laws of the Company dated March 23, 2004, incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-QSB filed on May 14, 2004.

3.6
Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Power Efficiency Corporation, incorporated by reference to Exhibit 4.2 to Company's Current Report on Form 8-K filed on May 25, 2003.

3.7
Certificate of Certificate Eliminating Reference To A Series Of Shares Of Stock From the Certificate of Incorporation of the Company, dated October 22, 2007, incorporated by reference to Exhibit 3.7 to the Company’s Amendment No. 2 to Form S-1 filed on August 29, 2008.

3.8
Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Registrant dated October 23, 2007, incorporated by reference to Exhibit 3.8 to the Company’s Amendment No. 2 to Form S-1 filed on August 29, 2008.

4.1	Form of Placement Agent Warrant issued pursuant to Exhibit 10.45, incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K Filed on July 19, 2005

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on July 19, 2005

4.3	Specimen common stock certificate of the Company, incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2/A Registration Statement filed December 8, 2005.

4.4
Agreement dated April 22, 2005, between the Company and Summit Energy Ventures, LLC, for the issuance of preferred stock and warrants, incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

4.5
Agreement dated April 22, 2005, between the Company and Commerce Energy Group, Inc., for the issuance of preferred stock and warrants, incorporated by reference to Exhibit 4.7 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

4.6	Form of Equity Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 24, 2007

4.7	Form of Equity Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007

4.8
Form of Warrant, issued to certain investors in the Company’s private placement of units on January 21, 2008, incorporated by reference to Exhibit 4.8 to the Company’s Amendment No. 2 to Form S-1 filed on August 29, 2008.

10.1	United States Patent #5,821,726, incorporated by reference to Exhibit 10(g) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.2	1994 Stock Option Plan, incorporated by reference to Exhibit 10(i) to Company's Annual Report on Form 10-SB filed on October 20, 2000.
10.3	Patent License Agreement (DN-858) with NASA, incorporated by reference to Exhibit 10.10 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.4	Patent License Agreement (DE-256) with NASA incorporated by reference to Exhibit 10.11 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.5	Settlement and Release Agreement with NASA incorporated by reference to Exhibit 10.12 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.6	Modification No. 1 to Patent License Agreement (DE-256) with NASA, incorporated by reference to Exhibit 10.13 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.7	Product Warranty, incorporated by reference to Exhibit 10.16 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.8	Test Report from Medsker Electric, Inc., incorporated by reference to Exhibit 10.17 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.9	Test Report from Oak Ridge National Laboratory, incorporated by reference to Exhibit 10.18 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.10	Test Report from Oregon State University - The Motor Systems Resource Facility, incorporated by reference to Exhibit 10.19 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.11	Test Report from Otis Elevator Co., incorporated by reference to Exhibit 10.20 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.12	Certificate of Amendment of Warrant, incorporated by reference to Exhibit 10.4 to Company's Current Report on Form 8-K filed May 25, 2003.

10.13
Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy Ventures, LLC dated October 3, 2003, incorporated by reference to Exhibit 10.5 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.14
Amendment to the Amended and Restated Stockholders' Agreement among Anthony Caputo, Nicholas Anderson, Philip Elkus, Stephen Shulamn, Performance Control, LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003, incorporated by reference to Exhibit 10.7 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.15	Business Property Lease with Arens Investment Company dated November 1, 2003, incorporated by reference to Exhibit 10.36 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.16	Letter agreement with Pali Capital, Inc. dated February 25, 2004, incorporated by reference to Exhibit 10.40 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.17	Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004, incorporated by reference to Exhibit 10.41 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.18	Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.42 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.19	Single Phase Licensing Agreement with Commerce Energy Group, incorporated by reference to Exhibit 10.1 to Company's Quarterly Report on Form 10-QSB filed November 15, 2004.

10.20
Business Property Lease Amendment involving Glenborough LLC and Northwest Power Management, Inc. dated February 7, 2005, incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.21	Settlement and Consulting Agreement with Keith Collin dated September 27, 2004, incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.22
Placement Agency Agreement dated as of June 1, 2005, between the Company and Joseph Stevens & Co., Inc., incorporated by reference to Exhibit 10.51 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

10.24	Consulting Agreement with George Boyadjieff, dated June 9, 2005, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on March 31, 2006

10.25	Consulting Agreement with Steven Blum dated February 21, 2006, incorporated by reference to Exhibit 10.55 to the Company’s Form 10-KSB filed on March 31, 2006

10.26	Consulting Agreement with CEO Cast, Inc, dated January 2, 2006, incorporated by reference to Exhibit 10.56 to the Company’s Form 10-KSB filed on March 31, 2006

10.27	Letter Agreement with USBX Advisory Services, LLC, dated January 6, 2006, incorporated by reference to Exhibit 10.57 to the Company’s Form 10-KSB filed on March 31, 2006

10.28	Employment Agreement with Steven Strasser dated June 1, 2005, incorporated by reference to Exhibit 8.1 to the Company’s Current Report of Form 8-K filed July 13, 2005.

10.29	Employment Agreement with John Lackland dated June 1, 2005, incorporated by reference to Exhibit 8.2 to the Company’s Current Report on Form 8-K filed on July 13, 2005.

10.30	Interim Financing Agreement with EMTUCK, LLC dated April 18, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.31	Promissory Note granted to EMTUCK, LLC dated April 19, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.32	Security Agreement with EMTUCK, LLC dated April 19, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.33	Form of EMTUCK Warrant, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.34	Promissory Note granted to EMTUCK, LLC dated May 19, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2006.

10.35	Form of Pali Note Extension Consent Letter dated October 23, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2006.

10.36	Form of Securities Purchase Agreement, dated November 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.37	Form of Note, dated November 30, 2006, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.38	Form of Debt Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.39	Form of Equity Warrant, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.40	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2007.

10.41	Consulting Agreement amendment with George Boyadjieff, dated June 9, 2007, incorporated by reference to the Quarterly Report on Form 10-QSB filed on August 13, 2007.

10.42
Manufacturing Services Agreement, dated September 6, 2007 by and among the Company and Sanima-Sci Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2007.

10.43	Consulting Agreement amendment with George Boyadjieff, dated June 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007.

10.44
Manufacturing Services Agreement, dated September 6, 2007 by and among the Company and Sanima-Sci Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2007.

10.45
Securities Purchase Agreement, dated as of October 27, 2007 by and between the Company and certain Investors, incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 2 to Form S-1 filed on August 29, 2008.

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

POWER EFFICIENCY CORPORATION

Dated: March 30, 2009	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief Executive Officer and Chairman of the Board

Dated: March 30, 2009	By:	/s/ JOHN LACKLAND
John Lackland, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 30, 2009	By:	/s/ Gary Rado
Gary Rado, Director

Dated: March 30, 2009	By:	/s/ George boydjieff
George Boyadjieff, Director

Dated: March 30, 2009	By:	/s/ Douglas Dunn
Dr. Douglas Dunn, Director

Dated: March 30, 2009	By:	/s/ Richard Morgan
Richard Morgan, Director

Dated: March 30, 2009	By:	/s/ Raymond J. Skiptunis
Raymond J. Skiptunis, Director

Dated: March 30, 2009	By:	/s/ Gregory Curhan
Gregory Curhan, Director