Form 10-Q
period 2009-03-31
POWER EFFICIENCY CORP
filed 2009-05-15
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy, Suite 460 Las Vegas, NV 89169 (Address of Principal Executive Offices)	(702) 697-0377 (Issuer's Telephone Number, Including Area Code)

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

Large Accelerated filer ☐	Accelerated filer ☐	Non Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock outstanding as of May 13, 2009 was 43,255,441.

Transitional Small Business Disclosure Format (check one):   Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Balance Sheet as of March 31, 2009 and December 31, 2008	3

Condensed Statements of Operations for the three months ended March 31, 2009 and 2008	4

Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5

Notes to Condensed Financial Statements	6-11

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations	12-20

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	20

ITEM 4T. Controls and Procedures	20

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	21

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3. Defaults Upon Senior Securities	21

ITEM 4. Submission of Matters to a Vote of Security Holders	21

ITEM 5. Other Information	21

ITEM 6. Exhibits	22

Signatures	23

Certification of Chief Executive Officer as Adopted

Certification of Chief Financial Officer as Adopted

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
Unaudited

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$1,201,903	$2,100,013
Accounts receivable, net	37,484	44,159
Inventory	360,073	246,020
Prepaid expenses and other current assets	115,312	47,165
Total Current Assets	1,714,772	2,437,357
PROPERTY AND EQUIPMENT, Net	132,764	144,967
OTHER ASSETS:
Patents, net	64,075	64,711
Deposits	38,206	38,206
Goodwill	1,929,963	1,929,963
Total Other Assets	2,032,244	2,032,880

Total Assets	$3,897,780	$4,615,204

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$548,330	$555,789
Dividends payable	233,333	-
Total Current Liabilities	781,663	555,789

LONG TERM LIABILITIES
Warrant liability	1,511,305	-
Deferred rent	11,726	12,668
Total Long Term Liabilities	1,523,031	12,668

Total Liabilities	2,304,694	568,457

STOCKHOLDERS' EQUITY:
Series B Convertible Preferred Stock, $.001 par value,
10,000,000 shares authorized, 140,000
issued or outstanding in 2009 and 2008	140	140
Common stock, $.001 par value, 140,000,000 shares
authorized, 43,255,441 issued and outstanding
in 2009 and 2008	43,255	43,255
Additional paid-in capital	34,357,384	35,307,119
Accumulated deficit	(32,825,693)	(31,303,767)
Total Stockholders' Equity	1,575,086	4,046,747

Total Liabilities and Stockholders' Equity	$3,879,780	$4,615,204

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended March 31,
	2009	2008
REVENUES	$47,147	$133,695

COST OF REVENUES	28,808	98,163

GROSS PROFIT	18,339	35,532

COSTS AND EXPENSES:
Research and development	247,044	161,398
Selling, general and administrative	1,057,406	789,573
Depreciation and amortization	19,315	14,847
Total Costs and Expenses	1,323,765	965,818

LOSS FROM OPERATIONS	(1,305,426)	(930,286)

OTHER INCOME:
Interest income	9,085	42,130
Total Other Income	9,085	42,130

NET LOSS	(1,296,341)	(888,156)

DIVIDENDS PAID OR PAYABLE ON SERIES B PREFERED STOCK	233,333	221,768

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,529,674)	$(1,102,924)

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING, BASIC	43,255,441	40,393,007

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,296,341)	$(888,156)
Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	19,315	14,847
Warrants and options issued to employees and consultants	83,399	207,000
Warrants issued to investors	485,919	-
Provision for bad debt	(11,342)	-
Changes in assets and liabilities:
Accounts receivable, net	18,017	(19,780)
Inventory	(114,053)	(1,679)
Prepaid expenses and other current assets	(68,147)	(72,481)
Deposits	-	41,430
Accounts payable and accrued expenses	(7,459)	(86,981)
Customer deposits	-	(1,605)
Deferred rent	(942)	-
Net Cash Used in Operating Activities	(891,634)	(807,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	-	(12,661)
Purchases of property and equipment	(6,476)	(35,764)
Net Cash Used in Investing Activities	(6,476)	(48,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	-	280,000
Net Cash Provided by Financing Activities	-	280,000

Decrease in cash	(898,110)	(575,830)

Cash at beginning of period	2,100,013	5,086,378

Cash at end of period	$1,201,903	$4,510,548

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K and Form S-1.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, and a recurring deficiency of cash from operations, including a cash deficiency of approximately $892,000 from operations, for the three months ended March 31, 2009.  While the Company appears to have adequate liquidity at March 31, 2009, there can be no assurances that such liquidity will remain sufficient.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as disclosed in Note 10 below, there were no significant changes to the Company’s significant accounting policies as disclosed in Note 2 of the Company’s financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008.  The adoption of SFAS No. 159 did not have a material effect on our operating results or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R had no impact on the Company’s condensed financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS No. 161 had no material impact on the Company’s condensed financial statements.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at March 31, 2009 or 2008.

Inventories are comprised as follows:

	March 31, 2009	December 31, 2008
Raw materials	$167,601	$178,698
Finished Goods	192,472	67,322
Inventories	$360,073	$246,020

NOTE 5 – GOODWILL

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2008 and 2007 utilizing a two-step test.  An annual goodwill impairment test is performed by management in addition to quarterly goodwill impairment analyses.

The first part of the test is to compare the Company’s fair market value (the number of the Company’s common shares outstanding multiplied by the closing stock price on the date of the test), to the book value of the Company (the Company’s total stockholders’ equity, as of the date of the test).  If the fair market value of the Company is greater than the book value, no impairment exists as of the date of the test.  However, if book value exceeds fair market value, the Company must perform part two of the test, which involves recalculating the implied goodwill by repeating the acquisition analysis that was originally used to calculate goodwill, using purchase accounting as if the acquisition happened on the date of the test, to calculate the implied goodwill as of the date of the test.

The Company’s most recent impairment analysis was performed on March 31, 2009, on the Company’s single reporting unit.  As of March 31, 2009, the Company’s market cap was $12,967,632, and the Company’s book value was $1,575,086.  As of December 31, 2008, the Company’s market cap was $8,651,088, and the Company’s book value was $4,046,747.  Based on this, management concluded that no impairment exists as of March 31, 2009 or December 31, 2008.

Circumstances may arise in which the Company will perform an impairment test in addition to its annual and quarterly analyses.  An example of one of these circumstances would be a sudden sharp drop in the Company’s stock price not as a result of market conditions.

NOTE 6 – EARNINGS PER SHARE

The Company accounts for its earnings per share in accordance with SFAS No.128, which requires presentation of basic and diluted earnings per share.  Basic earnings per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net loss attributable to common shareholders, as reported	$(1,529,674)	$(1,102,924)
Basic weighted average number of common shares outstanding, as reported	43,255,441	40,393,007
Dilutive effect of stock options, as reported	-	-
Diluted weighted average number of common shares outstanding, as reported	43,255,441	40,393,007
Basic and diluted loss per share, as reported	$(0.04)	$(0.03)

For the three months ended March 31, 2009, warrants and options to purchase 45,334,676 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three months ended March 31, 2008, warrants and options to purchase 44,114,864 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION

At March 31, 2009, the Company had two stock-based compensation plans.  Readers should refer to Note 12 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information related to these stock-based compensation plans. There were 360,000 warrants and 1,400,000 options granted in the three months ended March 31, 2009.  The fair value of these warrants and options was approximately $36,000 and $241,000 at issuance, respectively.  There were 280,000 warrants and 600,000 options granted in the three months ended March 31, 2008.  The fair value of these warrants and options was approximately $90,000 and $155,000 at issuance, respectively.  No stock options were exercised in the periods ending March 31, 2009 and 2008.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $83,339 and $207,000 for the periods ended March 31, 2009 and 2008, respectively.

NOTE 9 – MATERIAL AGREEMENTS

In 2007, the Company entered into a manufacturing service agreement with Sanmina-Sci Corporation (“Sanmina-Sci”) for the production of digital units and digital circuit boards.  Pursuant to this agreement, the Company will purchase an amount of digital units, subject to certain minimum quantities, from Sanmina-Sci equal to an initial firm order agreed upon by the Company and Sanmina-Sci and subsequent nine-month requirements forecasts.  The initial term of the contract was one year, and upon expiration of the initial term, the contract continues on a year to year basis until one party gives notice to terminate.  At the present time the Company is not able to determine if the actual purchases will be in excess of these minimum commitments, or if any potential liability will be incurred.

On March 11, 2009, the Company entered into a consulting agreement with one of the Company’s directors, Greg Curhan.  The agreement is for a term of 12 months and calls for Mr. Curhan to provide investment and marketing related services for the Company.  Mr. Curhan will receive $3,000 per month and 360,000 warrants to purchase the Company’s common stock, at an exercise price of $0.11 per share, under the terms of this agreement.  The warrants vest equally over the term of the agreement.

NOTE 10 – WARRANT LIABILITY

On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.  The Company determined that some of its warrants contained an anti-dilution provision.  As a result, the Company reclassified 5,696,591 of its common stock warrants to warrant liability, under long term liabilities, and resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $225,585.

The Company accounts for its warrant liability in accordance with SFAS 157.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  volatility 295%, risk-free rate 1.43%, term 15 months.  The Company recorded a non-cash loss related to these warrants of $485,919 for the three months ended March 31, 2009, which was expensed and recorded in selling, general and administrative expenses.

The following reconciles the warrant liability for the three months ended March 31, 2009:

Beginning balance, January 1, 2009	$1,025,386
Unrealized loss on derivative liability	485,919
Ending balance, March 31, 2009	$1,511,306

NOTE 11 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes".  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  The Company has evaluated the net deferred tax asset taking into consideration operating results and determined that a full valuation allowance should be maintained.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

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

The Company began generating revenues from sales of its patented MEC line of motor controllers in late 1995. As of March 31, 2009, the Company had total stockholders’ equity of $1,808,419 primarily due to (i) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (ii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iv) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (v) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.  All of the Company’s Series A-1 Convertible Preferred Stock was converted into the Company’s Common Stock in 2005.

Because of the nature of our business, the Company makes significant investments in research and development for new products and enhancements to existing products.  Historically, the Company has funded its research and development efforts through cash flow primarily generated from debt and equity financings.  Management anticipates that future expenditures in research and development will continue at current levels.

The Company’s results of operations for the quarter ended March 31, 2009 were marked by a significant decrease in revenues and an increase in its loss from operations that are more fully discussed in the following section “Results of Operations for the Three Months Ended March 31, 2009 and 2008”.  Sales cycles for our products are generally lengthy and can range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008.

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues	100.0%	100.0%
Cost of revenues	61.1	73.4
Gross profit	38.9	26.6
Costs and expenses:
Research and development	524.0	120.7
Selling, general and administrative	2,242.8	590.6
Depreciation and amortization	41.0	11.1
Total expenses	2,807.8	722.4
Loss from operations	(2,769.0)	(695.8)
Other income	19.3	31.5
Net loss	(2,749.7)	(664.3)
Dividends paid or payable on Series B Preferred Stock	494.9	165.8
Net loss attributable to common shareholders	(3,244.4)	(825.0)

REVENUES

Total revenues for the three months ended March 31, 2009 were approximately $47,000 compared to $134,000 for the three months ended March 31, 2008, a decrease of $90,000 or 67%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market in the first quarter of 2009.  Specifically, escalator manufacturer and service provider sales fell to approximately $35,000 for the three months ended March 31, 2009, from $127,000 for the three months ended March 31, 2008.  Sales of the analog product to one escalator manufacturer and service provider, which is one of the Company’s largest customers, slowed during this period in anticipation of release of their private label version of our digital product.  The digital product is being tested and evaluated for use on a retrofit and OEM basis by this customer.  The digital product offers greater features and functionality compared to the analog product, making it more attractive as an OEM product.  For the three months ended March 31, 2009, industrial and other sales, of which all but one order consisted of digital units, was approximately 24% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 76% of total sales.

COST OF REVENUES

Total cost of revenues, which includes material and direct labor and overhead for the three months ended March 31, 2009 was approximately $29,000 compared to approximately $98,000 for the three months ended March 31, 2008, a decrease of $69,000 or 70%.  This decrease is mainly attributable to a decrease in sales in the elevator and escalator market in the first quarter of 2009.  As a percentage of revenue, total cost of sales decreased to approximately 61% for the three months ended March 31, 2009 compared to approximately 73% for the three months ended March 31, 2008.  The decrease in the costs as a percentage of sales was primarily due to the Company increasing its prices on certain units, which resulted in higher margins during the first quarter of 2009, and an increase in the sale of digital units, which have higher average margins than analog units.

GROSS PROFIT

Gross profit for the three months ended March 31, 2009 was approximately $18,000 compared to approximately $36,000 for the three months ended March 31, 2008, a decrease of $18,000 or 50%.  This decrease is mainly attributable to a decrease in sales in the elevator and escalator market in the first quarter of 2009.  As a percentage of revenue, gross profit increased to approximately 39% for the three months ended March 31, 2009 compared to approximately

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $247,000 for the three months ended March 31, 2009, as compared to approximately $161,000 for the three months ended March 31, 2008, an increase of $86,000 or 53%.  This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products, including additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs, as well as new product testing and certification expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,057,000 for the three months ended March 31, 2009, as compared to $790,000 for the three months ended March 31, 2008, an increase of $267,000 or 34%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to the Company’s adoption of SFAS 133 and EITF 07-5, which resulted in the Company recording an additional non cash loss of $485,919 during the three months ending March 31, 2009.  No such expenses were recorded during the three months ending March 31, 2008.  This increase was partially offset by a decrease in costs related to SFAS 123R.

Financial Condition, Liquidity, and Capital Resources

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, and a recurring deficiency of cash from operations, including a cash deficiency of approximately $892,000 from operations, for the three months ended March 31, 2009.  While the Company appears to have adequate liquidity at March 31, 2009, there can be no assurances that such liquidity will remain sufficient.

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

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of March 31, 2009, the Company had cash of $1,201,903.

Cash used for operating activities for the three months ended March 31, 2009 was $891,634, which consisted of a net loss of $1,296,341; less depreciation and amortization of $19,315, warrants and options issued to employees and consultants of $83,399, warrants issued to investors of $485,919, and a decrease in accounts receivable of $18,017, offset by increases in inventory of $114,053, prepaid expenses and other current assets of $68,147, and decreases in provision for bad debt of $11,342, accounts payable of $7,459 and deferred rent of $942.

Cash used for operating activities for the three months ended March 31, 2008 was $807,405, which consisted of a net loss of $888,156; less depreciation and amortization of $14,847, warrants and options issued to employees and consultants of $207,000 and a decrease in deposits of $41,430, offset by increases in accounts receivable of $19,780, inventory of $1,679, prepaid expenses and other current assets of $72,481, and decreases in accounts payable and accrued expenses of $86,981 and customer deposits of $1,605.

Net cash used in investing activities for the three months ended March 31, 2009 was $6,476, compared to $48,425 for the three months ended March 31, 2008. The total amount for the first quarter of 2009 consisted of the purchase of property and equipment.  The amount for the first quarter of 2008 consisted of the purchase of property and equipment of $35,764, and capitalized costs related to patent applications of $12,661.

There was no cash provided by or used for financing activities for the three months ended March 31, 2009.  Net cash provided by financing activities for the three months ended March 31, 2008 was $280,000, which consisted solely of proceeds from the issuance of equity securities.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Company’s prepared expansion plan, it is the opinion of management that approximately $2.5 to $3 million will be required to cover operating expenses, including, but not limited to, the development of the Company’s next generation products, marketing, sales and operations during the next twelve months.  Although we currently have several months of working capital, we may nevertheless need to issue additional debt or equity securities to raise required funds.  If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company may be forced to restructure, file for bankruptcy or cease operations.

Notable changes to expenses are expected to include an increase in the Company’s sales personnel and efforts, and developing more advanced versions of the Company’s technology and products.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of Power Efficiency Corporation’s financial condition and results of operations are based upon the condensed financial statements contained in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expense, and disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed financial statements.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at March 31, 2009 or 2008.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying SFAS No. 123R approximated $83,000 and $207,000 in additional compensation expense during the periods ended March 31, 2009 and 2008, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

Product Warranties:

The Company typically warrants its products for two years.  Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience. Warranty expenses include accruals for basic warranties for products sold.

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

New Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008.  The adoption of SFAS No. 159 did not have a material effect on our operating results or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS No. 141R requires that all transaction costs will be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R had no material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS No. 161 had no material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information in this Item is not being disclosed by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no material changes in the Company’s internal control over financial reporting as of the end of the period covered by this report as such term is defined in Rule 13a-15(f) of the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2009, the Company entered into a consulting agreement with one of the Company’s directors.  As consideration for services provided by the director and pursuant to the consulting agreement, the director will receive 360,000 warrants to purchase the Company’s common stock, at an exercise price of $0.11 per share.  The warrants vest equally over the term of the agreement.  The warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 11, 2009, the Company elected a new director to its Board of Directors.  For his services on the Board of Directors, the new director received 100,000 options to purchase the Company’s common stock at an exercise price of $0.11 per share, which is the standard amount of options granted to non-employee directors who are not members of the Company’s Audit Committee.

On April 23, 2009, the Company dismissed Sobel & Co., LLC (“Sobel”) as its independent registered public accounting firm.  The Company’s audit committee approved the termination of Sobel.  During the Company’s two most recent fiscal years and the subsequent interim period through April 23, 2009, there were no disagreements with Sobel on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to Sobel’s satisfaction, would have caused Sobel to make reference to the subject matter of the disagreement in connection with its report. There were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K during the Company’s two most recent fiscal years and the subsequent interim period through April 23, 2009.

On April 27, 2009, the Company’s audit committee approved the engagement of BDO Seidman, LLP (“BDO Seidman”) as its new independent registered public accounting firm. The Company has not consulted with BDO Seidman during its two most recent fiscal years or during the subsequent interim period through April 27, 2009 regarding the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.

On May 15, 2009, the Company elected a new director, Kenneth H. Dickey, to its Board of Directors.  For his services on the Board of Directors, the new director received 75,000 options to purchase the Company’s common stock at an exercise price of $0.23 per share, which is the standard amount of options granted to non-employee directors who are not members of the Company’s Audit Committee, pro-rated for the quarters of the year he will serve.

Mr. Dickey is the co-founder of The Institute of Strategic Mapping, and has spent his extensive career learning how superior results can be achieved from very average businesses and how to translate this winning process into an understandable, reusable format.  Mr. Dickey has been retired since February 2002.  From October 1999 to February 2002, Mr. Dickey was Vice President Sales-Marketing for Safetronics, where he developed sales and marketing strategies, completed Safetronic’s acquisition of Fincor Electric, a manufacturer of variable frequency drives, and ran that business unit.  Prior to this, Mr. Dickey was the President/CEO of Cleveland Motion Control, Dynact Inc., and Motion Science, Inc., from February 1997 to October 1999.  Prior to this, Mr. Dickey served as Senior Vice-President Sales for Reliance Electric/Rockwell Automation from 1994 thru 1996. His responsibilities included Sales/Marketing with 76 sales offices (located in the Americas), which generated more than $900 million in revenue. He also spent 9 years as the Operating General Manager of the Industrial Motor Division at Reliance Electric from 1986 to 1994.  Mr. Dickey earned his Bachelor of Science degree in Finance from the University of Akron and an Executive MBA from Case-Western Reserve University.

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

99.1	Press Release, dated May 15, 2009, announcing first quarter 2009 results.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION (Company)

Date: May 15, 2009	By:	/s/ Steven Strasser
Chief Executive Officer

Date: May 15, 2009	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)