Form 10-Q
period 2009-06-30
POWER EFFICIENCY CORP
filed 2009-08-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares of common stock outstanding as of August 14, 2009 was 43,255,441.

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
Yes ☐ No   ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Balance Sheet as of June 30, 2009 and December 31, 2008	3

Condensed Statements of Operations for the three and six months
ended June 30, 2009 and 2008	4

Condensed Statements of Cash Flows for the six months
ended June 30, 2009 and 2008	5

Notes to Condensed Financial Statements	6-12

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations	13-22

ITEM 3. Quantitative and Qualitative
Disclosure About Market Risk	23

ITEM 4T. Controls and Procedures	23

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3. Defaults Upon Senior Securities	24

ITEM 4. Submission of Matters to a Vote of Security Holders	24

ITEM 5. Other Information	25

ITEM 6. Exhibits	25

Signatures	26

Certification of Chief Executive Officer as Adopted

Certification of Chief Financial Officer as Adopted

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
Unaudited

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$505,726	$2,100,013
Accounts receivable, net	52,349	44,159
Inventory	342,203	246,020
Prepaid expenses and other current assets	78,846	47,165
Total Current Assets	979,124	2,437,357

PROPERTY AND EQUIPMENT, Net	120,114	144,967
OTHER ASSETS:
Patents, net	63,439	64,711
Deposits	38,206	38,206
Goodwill	1,929,963	1,929,963
Total Other Assets	2,031,608	2,032,880

Total Assets	$3,130,846	$4,615,204

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$590,319	$555,789
Warrant liability	663,083	-
Dividends payable	373,333	-
Total Current Liabilities	1,626,735	555,789

LONG TERM LIABILITIES
Deferred rent	10,803	12,668
Total Long Term Liabilities	10,803	12,668

Total Liabilities	1,637,538	568,457

STOCKHOLDERS' EQUITY:
Series B Convertible Preferred Stock, $.001 par value,
10,000,000 shares authorized, 140,000
issued or outstanding in 2009 and 2008	140	140
Common stock, $.001 par value, 140,000,000 shares
authorized, 43,255,441 issued and outstanding	43,255	43,255
in 2009 and 2008
Additional paid-in capital	34,686,610	35,307,119
Accumulated deficit	(33,236,697)	(31,303,767)
Total Stockholders' Equity	1,493,308	4,046,747
Total Liabilities and Stockholders' Equity	$3,130,846	$4,615,204

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

REVENUES	$75,393	$164,644	$122,540	$298,339

COMPONENTS OF COST OF REVENUES
Materials, labor and overhead	49,556	132,288	77,670	230,451
Inventory obsolescence	-	24,577	-	24,577
Total Cost of Revenues	49,556	156,865	77,670	255,028

GROSS PROFIT	25,837	7,779	44,870	43,311

COSTS AND EXPENSES:
Research and development	267,161	264,741	514,206	426,139
Selling, general and administrative	632,737	798,964	1,204,222	1,588,536
Depreciation and amortization	16,412	18,213	35,727	33,060
Total Costs and Expenses	916,310	1,081,918	1,754,155	2,047,735

LOSS FROM OPERATIONS	(890,473)	(1,074,139)	(1,709,285)	(2,004,424)

OTHER INCOME:
Interest income	3,886	26,964	12,970	69,094
Fair market value adjustment on warrant liability	848,222	-	362,303	-
Total Other Income	852,108	26,964	375,273	69,094

NET LOSS	(38,365)	(1,047,175)	(1,334,012)	(1,935,330)

DIVIDENDS PAID OR PAYABLE ON SERIES B PREFERED STOCK	140,000	-	280,000	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(178,365)	$(1,047,175)	$(1,614,012)	$(1,935,330)

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.03)	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, BASIC	43,255,441	40,411,858	43,255,441	40,402,433

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,334,012)	$(1,935,330)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	35,727	33,060
Compensation expense for warrants and options issued to employees and consultants	179,292	389,342
Fair market value adjustment for warrants issued to investors	(362,303)	-
Provision for bad debt	(11,342)	-
Changes in assets and liabilities:
Accounts receivable	3,152	(23,504)
Inventory	(96,183)	(86,941)
Prepaid expenses and other current assets	(31,681)	(34,922)
Deposits	-	74,039
Accounts payable and accrued expenses	34,530	(43,795)
Customer deposits	-	(1,605)
Deferred rent	(1,865)	312
Net Cash Used in Operating Activities	(1,584,685)	(1,629,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	-	(24,655)
Purchases of property and equipment	(9,602)	(90,156)
Net Cash Used in Investing Activities	(9,602)	(114,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	-	260,645
Net Cash Provided by Financing Activities	-	260,645

Decrease in cash	(1,594,287)	(1,483,510)

Cash at beginning of period	2,100,013	5,086,378

Cash at end of period	$505,726	$3,602,868

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the management of Power Efficiency Corporation, (the “Company”), without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K filed on March 31, 2009 and Form S-1 last amended on June 30, 2009.

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Certain reclassifications have been made to the 2008 financial statements in order for them to conform to the 2009 financial statement presentation.

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, and a recurring deficiency of cash from operations, including a cash deficiency of approximately $1,585,000 from operations, for the six months ended June 30, 2009, and lacks sufficient liquidity to continue its operations.

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

New Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of January 1, 2008.  The adoption of SFAS 159 did not have a material effect on our operating results or financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs will be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R had no impact on the Company’s condensed financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS. 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS No. 161 had no impact on the Company’s condensed financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the company’s financial position or results of operations.  The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined that a reserve for inventory obsolescence is not necessary at June 30, 2009 or December 31, 2008.

Inventories are comprised as follows:

	June 30, 2009	December 31, 2008
Raw materials	$149,083	$178,698
Finished Goods	193,120	67,322
Inventories	$342,203	$246,020

NOTE 5 – GOODWILL

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2009 and 2008 utilizing a two-step test.  At a minimum, an annual goodwill impairment test is required by, or when certain events indicate a possible impairment.

The first part of the test is to compare the Company’s fair market value (the number of the Company’s common shares outstanding multiplied by the closing stock price on the date of the test), to the book value of the Company (the Company’s total stockholders’ equity, as of the date of the test).  If the fair market value of the Company is greater than the book value, no impairment exists as of the date of the test.  However, if the book value exceeds fair market value, the Company must perform part two of the test, which involves recalculating the implied goodwill by repeating the acquisition analysis that was originally used to calculate goodwill, using purchase accounting as if the acquisition happened on the date of the test, to calculate the implied goodwill as of the date of the test.

The Company’s most recent impairment analysis was performed on June 30, 2009, on the Company’s single reporting unit, as a result of the Company’s recurring operating losses.  As of June 30, 2009, the Company’s market cap was $6,488,316, and the Company’s book value was $1,493,308.  As of December 31, 2008, the Company’s market cap was $8,651,088, and the Company’s book value was $4,046,747.  Based on this, management concluded that no impairment exists as of June 30, 2009 or December 31, 2008.

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

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net loss attributable to common shareholders, as reported	$(1,614,012)	$(1,935,330)
Basic weighted average number of common shares outstanding, as reported	43,255,441	40,402,433
Dilutive effect of stock options, as reported	-	-
Diluted weighted average number of common shares outstanding, as reported	43,255,441	40,402,433
Basic and diluted loss per share, as reported	$(0.04)	$(0.05)

For the six months ended June 30, 2009, warrants and options to purchase 46,209,676 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the six months ended June 30, 2008, warrants and options to purchase 43,589,864 shares of common stock at per share exercise prices ranging from $0.20 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION

At June 30, 2009, the Company had two stock-based compensation plans.  Readers should refer to Note 12 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information related to these stock-based compensation plans. There were 635,000 warrants and 2,000,000 options granted during the six months ended June 30, 2009.  The fair value of these warrants and options was approximately $103,000 and $357,000 at issuance, respectively.  There were 780,000 warrants and 750,000 options granted during the six months ended June 30, 2008.  The fair value of these warrants and options was approximately $90,000 and $191,000 at issuance, respectively.  No stock options were exercised during the periods ending June 30, 2009 and 2008.  The Company accounts for stock option grants in accordance with FASB Statement 123(R), Share-Based Payment. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $179,292 and $389,342 for the periods ended June 30, 2009 and 2008, respectively.

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

The Company accounts for its warrant liability in accordance with SFAS 157, Fair Value Measurements.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  volatility 349%, risk-free rate 1.78%, term 12 months.  The Company recorded a non-cash gain related to these warrants of $362,303 for the six months ended June 30, 2009, which was recorded in other income.

The following reconciles the warrant liability for the six months ended June 30, 2009:

Beginning balance, January 1, 2009	$1,025,386
Unrealized gain on derivative liability	(362,303)
Ending balance, June 30, 2009	$663,083

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

NOTE 12 – SUBSEQUENT EVENTS

On August 12, 2009, the Company issued and sold 20,875 units, each unit consisting of one share of the Company’s Series C Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 20,875 shares of Series C Preferred Stock and warrants to purchase, initially, up to 1,043,750 shares of the Company’s common stock, in a private offering for $835,000 in cash.  The securities were issued pursuant to Regulation D of the Securities Act of 1933. All of the purchasers of Units were either officers, directors or pre-existing stockholders of the Company.  Each of these purchasers represented that they were an “accredited investor” as such term is defined in Regulation D of the Securities Act.

Each share of Series C Preferred Stock is initially convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances.  The Series C Preferred Stock is convertible at the option of the holder at any time.  The Series C Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period.  The Series C Preferred Stock has an 8% dividend, payable annually in cash or stock, at the discretion of the Company’s board of directors.  Management has not evaluated the accounting for the unit sale.

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

The Company began generating revenues from sales of its patented Motor Efficiency Controller (“MEC”) line of motor controllers in late 1995. As of June 30, 2009, the Company had total stockholders’ equity of $1,493,308 primarily due to (i) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (ii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iii) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (iv) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (v) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.  All of the Company’s Series A-1 Convertible Preferred Stock was converted into the Company’s Common Stock in 2005.

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

The Company’s results of operations for the quarter ended June 30, 2009 were marked by a significant decrease in revenues and an increase in losses from operations that are more fully discussed in the following section “Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008”.  Sales cycles for our products are generally lengthy and can range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008.

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues	100.0%	100.0%
Cost of revenues	63.4	85.5
Gross profit	36.6	14.5
Costs and expenses:
Research and development	419.6	142.8
Selling, general and administrative	982.7	532.5
Depreciation and amortization	29.2	11.1
Total expenses	1,431.5	686.4
Loss from operations	(1,394.9)	(671.9)
Other income	306.3	23.2
Net loss	(1,088.6)	(648.7)
Dividends paid or payable on Series B Preferred Stock	228.5	-
Net loss attributable to common shareholders	(1,317.1)	(648.7)

REVENUES

Total revenues for the three months ended June 30, 2009 were approximately $75,000 compared to $165,000 for the three months ended June 30, 2008, resulting in a decrease of $90,000 or 55%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market in the second quarter of 2009.  Specifically, escalator manufacturer and service provider sales fell to approximately $31,000 for the three months ended June 30, 2009, from $147,000 for the three months ended June 30, 2008.  Sales of the analog product to one escalator manufacturer and service provider, which is one of the Company’s largest customers, slowed very significantly during this period in anticipation of release of their private label version of our digital product.  The digital product has been tested and approved for use on a retrofit and OEM basis by this customer, and a supply agreement was signed during the second quarter of 2009, and the customer’s private label version of our digital product was launched at the end of the second quarter of 2009.  The digital product offers greater features and functionality compared to the analog product, making it more attractive as an OEM product.  For the three months ended June 30, 2009, industrial and other sales, which entirely consisted of digital units, were approximately 61% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 39% of total sales.  For the three months ended June 30, 2008, industrial and other sales, which consisted of a mix of digital units and analog units, were approximately 10% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 90% of total sales.

Total revenues for the six months ended June 30, 2009 were approximately $123,000, compared to $298,000 for the six months ended June 30, 2008, resulting in a decrease of $175,000 or 59%.  This decrease is mainly attributable to a decrease in sales in the elevator and escalator market due to the same factors as described above.  Specifically, escalator manufacturer and service provider sales fell to approximately $66,000 for the six months ended June 30, 2009, from $274,000 for the six months ended June 30, 2008.  For the six months ended June 30, 2009, industrial and other sales, of which all but one sale consisted of digital units, were approximately 49% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 51% of total sales.  For the six months ended June 30, 2008, industrial and other sales, which consisted of a mix of digital units and analog units, were approximately 7% on total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 93% of total sales.

COST OF REVENUES

Total cost of revenues, which includes material and direct labor and overhead for the three months ended June 30, 2009 was approximately $50,000 compared to approximately $157,000 for the three months ended June 30, 2008, resulting in a decrease of $107,000 or 68%.  This decrease is mainly attributable to a decrease in sales in the elevator and escalator market in the second quarter of 2009.  Also, the Company recorded an inventory obsolescence charge of approximately $25,000 during the three months ended June 30, 2008 and no comparable charge was recorded during the three months ended June 30, 2009.  As a percentage of revenue, total cost of sales decreased to approximately 66% for the three months ended June 30, 2009 compared to approximately 95% for the three months ended June 30, 2008.  The decrease in the costs as a percentage of sales was primarily due to the Company increasing its prices on certain units, which resulted in higher margins during the second quarter of 2009, and an increase in the sale of digital units, which have higher average margins than analog units, as well as no inventory obsolescence charges during 2009.

Total cost of revenues, which includes material and direct labor and overhead for the six months ended June 30, 2009 were approximately $78,000 compared to approximately $255,000 for the six months ended June 30, 2008, resulting in a decrease of $177,000 or 63%.  As a percentage of sales, total cost of revenues decreased to approximately 63% for the six months ended June 30, 2009, compared to approximately 86% for the six months ended June 30, 2008.  The decrease in the costs as a percentage of sales was primarily due to the Company increasing its prices on certain units, which resulted in higher margins during the second quarter of 2009, and an increase in the sale of digital units, which have higher average margins than analog units, as well as no inventory obsolescence charges during 2009.

GROSS PROFIT

Gross profit for the three months ended June 30, 2009 was approximately $26,000 compared to approximately $8,000 for the three months ended June 30, 2008, resulting in an increase of $18,000 or 225%.  This increase is mainly attributable to an inventory obsolescence charge of approximately $25,000 that the Company recorded during the three months ended June 30, 2008 and no comparable charge was recorded during the three months ended June 30, 2009.  As a percentage of revenue, gross profit increased to approximately 34% for the three months ended June 30, 2009, compared to approximately 5% for the three months ended June 30, 2008.

Gross profit for the six months ended June 30, 2009 was approximately $45,000 compared to approximately $43,000 for the six months ended June 30, 2008, resulting in an increase of $2,000 or 5%.  This increase was primarily due to the inventory obsolescence charge recorded by the Company during the six months ended June 30, 2008, as described above.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $267,000 for the three months ended June 30, 2009, as compared to approximately $265,000 for the three months ended June 30, 2008, resulting in an increase of $2,000 or 1%.  This marginal increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products, including additional personnel in the Company’s research and development department, as well as new product testing and certification expenses.

Research and development expenses were approximately $514,000 for the six months ended June 30, 2009, as compared to approximately $426,000 for the six months ended June 30, 2008, resulting in an increase of $88,000 or 21%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products. Specifically, the increased costs include additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs, as well as the opening of a research and development center, and new product certification expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $633,000 for the three months ended June 30, 2009, as compared to approximately $790,000 for the three months ended June 30, 2008, resulting in a decrease of $157,000 or 20%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to a decrease in salaries and payroll related costs, consulting fees, and a decrease in costs related to SFAS 123R.  These decreases were partially offset by increases in legal and professional fees, related to the Company’s patent attorneys, litigation (see Part II – Other Information), and change in the Company’s independent registered accounting firm.

Selling, general and administrative expenses were approximately $1,204,000 for the six months ended June 30, 2009, as compared to approximately $1,588,000 for the six months ended June 30, 2008, resulting in a decrease of $384,000 or 24%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to a decrease in salaries and payroll related costs, consulting fees, and a decrease in costs related to SFAS 123R.  These decreases were partially offset by increases in legal and professional fees, related to the Company’s patent attorneys, litigation (see Part II – Other Information), and change in the Company’s independent registered accounting firm.

Other Income

Other income was approximately $852,000 for the three months ended June 30, 2009, as compared to approximately $27,000 for the three months ended June 30, 2008, resulting in an increase of $825,000, or 3,056%.  This increase is primarily due to the Company’s adoption of EITF 05-7, which resulted in the Company recording an additional non-cash gain of approximately $848,000 during the three months ending June 30, 2009.  No such expenses were recorded during the three months ending June 30, 2008.  This increase was partially offset by a decrease in interest income.

Other income was approximately $375,000 for the six months ended June 30, 2009, as compared to approximately $69,000 for the six months ended June 30, 2008, resulting in an increase of $306,000, or 444%.  This increase is primarily due to the Company’s adoption of EITF 05-7, which resulted in the Company recording an additional non-cash gain of approximately $362,000 during the six months ending June 30, 2009.  No such expenses were recorded during the three months ending June 30, 2008.  This increase was partially offset by a decrease in interest income.

Financial Condition, Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, and a recurring deficiency of cash from operations, including a cash deficiency of approximately $1,585,000 from operations, for the six months ended June 30, 2009, and lacks sufficient liquidity to continue its operations.

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

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of June 30, 2009, the Company had cash of $505,726.

Cash used in operating activities for the six months ended June 30, 2009 was $1,584,685, which consisted of a net loss of $1,334,012; less depreciation and amortization of $35,727, warrants and options issued to employees and consultants of $179,292, a decrease in accounts receivable of $3,152, and an increase in accounts payable of $34,530, offset by a fair market value adjustment to warrants issued to investors of $362,303, increases in inventory of $96,183, prepaid expenses and other current assets of $31,681, and decreases in provision for bad debt of $11,342 and deferred rent of $1,865.

Cash used in operating activities for the six months ended June 30, 2008 was $1,629,344, which consisted of: a net loss of $1,935,330; less depreciation and amortization of $33,060, and warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $389,342; offset by increases in accounts receivable of $23,504, inventory of $86,941, prepaid expenses of $34,922, and deferred rent of $312, and decreases in deposits of $74,039, accounts payable of $43,795, and customer deposits of $1,605.

Net cash used in investing activities for the six months ended June 30, 2009 was $9,602, compared to $114,811 for the six months ended June 30, 2008. The total amount for the first two quarters of 2009 consisted of the purchase of property and equipment.  The amount for the first two quarters of 2008 consisted of the purchase of property and equipment of $90,156, and capitalized costs related to patent applications of $24,655.

There was no cash provided by or used for financing activities for the six months ended June 30, 2009.  Net cash provided by financing activities for the six months ended June 30, 2008 was $260,645, which consisted solely of proceeds from the issuance of equity securities.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, in the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of Power Efficiency Corporation’s financial condition and results of operations are based upon the condensed financial statements contained in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed financial statements.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at June 30, 2009 or 2008.

Accounts Receivable:

The Company carries its accounts receivable at cost less an allowance for doubtful accounts and returns.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  Change in customer liquidity or financial condition could affect the collectability of that account, resulting in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to our results of operations.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying SFAS No. 123R approximated $179,000 and $389,000 in additional compensation expense during the periods ended June 30, 2009 and 2008, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

Product Warranties:

The Company typically warrants its products for two years.  Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience. Warranty expenses include accruals for basic warranties for products sold.   While management believes our estimates are reasonable, an increase or decrease in submitted warranty claims could affect warranty expense and the related current and future liability.

Provision for Income Taxes:

The Company utilizes the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  We have reported net operating losses for consecutive years, and do not have projected taxable income in the near future.  This significant evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48.  FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FIN 48-1 is effective retroactively to January 1, 2007.  Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. The implementation of FIN 48 and FIN 48-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

The provision for taxes represents state franchise taxes, interest and penalties.

Goodwill:

SFAS No. 142, Goodwill and Other Intangible Assets requires that goodwill shall no longer be amortized.  At a minimum, goodwill is tested by the Company, for impairment on an annual basis or when certain events indicate a possible impairment, utilizing a two-step test, as described in SFAS 142.

New Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company as of January 1, 2008.  The adoption of SFAS 159 did not have a material effect on our operating results or financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any noncontrolling interest in the acquired entity. Additionally, SFAS 141R requires that all transaction costs will be expensed as incurred and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R had no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends SFAS 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 160 to any noncontrolling interests acquired after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of SFAS 161 had no material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the company’s financial position or results of operations.  The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2009, the Company issued and sold 20,875 units, each unit consisting of one share of the Company’s Series C Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 20,875 shares of Series C Preferred Stock and warrants to purchase, initially, up to 1,043,750 shares of the Company’s common stock, in a private offering for $835,000 in cash.  The securities were issued pursuant to Regulation D of the Securities Act of 1933. All of the purchasers of Units were either officers, directors or pre-existing stockholders of the Company.  Each of these purchasers represented that they were an “accredited investor” as such term is defined in Regulation D of the Securities Act.

Each share of Series C Preferred Stock is initially convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances.  The Series C Preferred Stock is convertible at the option of the holder at any time.  The Series C Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period.  The Series C Preferred Stock has an 8% dividend, payable annually in cash or stock, at the discretion of the Company’s board of directors.  Management has not evaluated the accounting for the unit sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 Annual Meeting of Stockholders on July 16, 2009 in Las Vegas, Nevada.

At the 2009 Annual Meeting of Stockholders, the stockholders elected the following individuals as directors, to serve until the 2009 Annual Meeting of Stockholders, and until their successors are elected and qualified:

Name	Votes For	Votes Withheld
Steven Strasser	40,588,358	14,142
John (BJ) Lackland	39,386,424	1,216,076
George Boyadjieff	40,588,358	14,142
Douglas M. Dunn	40,588,644	13,856
Richard Morgan	40,588,644	13,856
Gary Rado	40,588,644	13,856
Gregory Curhan	40,588,358	14,142
Kenneth Dickey	40,588,644	13,856

Also, at the 2009 Annual Meeting of Stockholders the stockholders:

•
Approved the ratification of the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2008. There were 40,578,577 votes cast for the ratification, 15,295 votes cast against the ratification and 8,628 abstentions.

•
Approved the amendment of the Company’s 2000 Stock Option and Restricted Stock Plan to increase the total number of shares of common stock reserved and available for distribution under the plan from 20,000,000 shares to 25,000,000 shares.  There were 28,970,100 votes cast for the amendment, 333,245 votes cast against the amendment, and 10,000 abstentions

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

99.1	Press Release, dated August 14, 2009, announcing second quarter 2009 results.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION (Company)

Date: August 14, 2009	By:	/s/ Steven Strasser
Chief Executive Officer

Date: August 14, 2009	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)