Form 10-Q
period 2009-09-30
POWER EFFICIENCY CORP
filed 2009-11-16
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

The number of shares of common stock outstanding as of November 16, 2009 was 43,274,222.

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
Yes ☐ No ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	3

Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5

Notes to Condensed Financial Statements	6-12

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations	13-24

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	24

ITEM 4T. Controls and Procedures	24-25

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3. Defaults Upon Senior Securities	26

ITEM 4. Submission of Matters to a Vote of Security Holders	26-27

ITEM 5. Other Information	27

ITEM 6. Exhibits	27

Signatures	28

Certification of Chief Executive Officer as Adopted	29

Certification of Chief Financial Officer as Adopted	30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEETS
Unaudited
	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$531,810	$2,100,013
Accounts receivable, net	52,315	44,159
Inventory	311,170	246,020
Prepaid expenses and other current assets	57,111	47,165
Total Current Assets	952,406	2,437,357

PROPERTY AND EQUIPMENT, Net	105,073	144,967

OTHER ASSETS:
Patents, net	70,695	64,711
Deposits	26,914	38,206
Goodwill	1,929,963	1,929,963
Total Other Assets	2,027,572	2,032,880

Total Assets	$3,085,051	$4,615,204

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$534,429	$555,789
Warrant liability	1,135,678	-
Dividends payable	518,614	-
Total Current Liabilities	2,188,721	555,789

LONG TERM LIABILITIES
Deferred rent	9,861	12,668
Total Long Term Liabilities	9,861	12,668

Total Liabilities	2,198,582	568,457

STOCKHOLDERS' EQUITY:
Series B and Series C Convertible Preferred Stock,
$.001 par value,10,000,000 shares authorized,
160,875 issued or outstanding as of September
30, 2009 and 140,000 as of December 31, 2008	161	140
Common stock, $.001 par value, 140,000,000 shares
authorized, 43,255,441 issued and outstanding
as of September 30, 2009 and December 30, 2008	43,256	43,256
Additional paid-in capital	35,476,994	35,307,119
Accumulated deficit	(34,633,942)	(31,303,768)
Total Stockholders' Equity	886,469	4,046,747

Total Liabilities and Stockholders' Equity	$3,085,051	$4,615,204

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

REVENUES	$63,130	$108,607	$185,575	$406,946

COST OF REVENUES
Materials, labor and overhead	49,703	69,471	127,306	299,922
Inventory obsolescence	-	-	-	24,577
Total Cost of Revenues	49,703	69,471	127,306	324,499

GROSS PROFIT	13,427	39,139	58,269	82,447

COSTS AND EXPENSES:
Research and development	222,833	305,436	737,039	731,575
Selling, general and administrative	701,902	727,277	1,898,624	2,315,813
Depreciation and amortization	15,677	19,512	51,405	52,572
Total Costs and Expenses	940,412	1,052,225	2,687,068	3,099,960

LOSS FROM OPERATIONS	(926,985)	(1,013,089)	(2,628,799)	(3,017,513)

OTHER INCOME (LOSS):
Interest income	1,938	20,604	14,909	89,698
Fair market value adjustment on warrant liability	(334,390)	-	27,914	-
Total Other Income (Loss)	(332,452)	20,604	42,823	89,698

NET LOSS	(1,259,437)	(992,485)	(2,585,976)	(2,927,815)

DIVIDENDS PAID OR PAYABLE ON SERIES B AND C PREFERED STOCK	145,281	140,000	518,614	463,760

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,404,718)	$(1,132,485)	$(3,104,590)	$(3,391,575)

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.03)	$(0.03)	$(0.07)	$(0.08)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, BASIC	43,255,441	40,486,411	43,255,441	40,430,640

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
	For the nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,585,976)	$(2,927,815)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	51,405	52,572
Compensation expense for warrants and options issued to employees and consultants	298,335	562,335
Fair market value adjustment for warrants issued to investors	(27,914)	-
Provision for bad debt	(11,342)	-
Changes in assets and liabilities:
Accounts receivable	3,186	(21,785)
Inventory	(65,150)	(136,116)
Prepaid expenses and other current assets	(9,946)	(31,297)
Deposits	11,292	84,057
Accounts payable and accrued expenses	(21,360)	(5,709)
Customer deposits	-	(1,605)
Deferred rent	(2,807)	468
Net Cash Used in Operating Activities	(2,360,277)	(2,424,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	(7,892)	(24,655)
Purchases of property and equipment	(9,603)	(100,170)
Net Cash Used in Investing Activities	(17,495)	(124,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	809,569	251,863
Net Cash Provided by Financing Activities	809,569	251,863

Decrease in cash	(1,568,203)	(2,297,857)

Cash at beginning of period	2,100,013	5,086,378

Cash at end of period	$531,810	$2,788,521

SUPLEMENTAL NONCASH ITEMS
Increase in dividends payable	$518,614	463,760

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the management of Power Efficiency Corporation, (the “Company”), without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2008 on Form 10-K filed on March 31, 2009 and Form S-1 last amended on June 30, 2009.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, and a recurring deficiency of cash from operations, including a cash deficiency of approximately $2,360,000 from operations for the nine months ended September 30, 2009, and lacks sufficient liquidity to continue its operations.

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

New Accounting Pronouncements:

FASB ASC 815-10, Derivatives and Hedging (Prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008 (“SFAS 161”), an amendment of FASB Statement No. 133). FASB ASC 815-10 (SFAS 161) requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS. 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10 (SFAS 161)must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS 161) had no impact on the Company’s condensed financial statements.

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company’s financial position or results of operations.  The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was November 16, 2009.

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined that a reserve for inventory obsolescence was not necessary at September 30, 2009 or December 31, 2008.

Inventories are comprised as follows:

	September 30, 2009	December 31, 2008
Raw materials	$145,762	$178,698
Finished Goods	165,408	67,322
Inventories	$311,170	$246,020

NOTE 5 – GOODWILL

In accordance with FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), previously recognized intangible assets deemed to have indefinite useful lives were tested by management for impairment during fiscal 2009 and 2008 utilizing a two-step test.  At a minimum, an annual goodwill impairment test is required, or when certain events indicate a possible impairment.

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

The Company’s most recent impairment analysis was performed on September 30, 2009, on the Company’s single reporting unit, as a result of the Company’s recurring operating losses.  As of September 30, 2009, the Company’s market cap was $9,083,643, and the Company’s book value was $1,024,675.  As of December 31, 2008, the Company’s market cap was $8,651,088, and the Company’s book value was $4,046,747.  Based on this, management concluded that no impairment exists as of September 30, 2009 or December 31, 2008.

Circumstances may arise in which the Company will perform an impairment test in addition to its annual and quarterly analyses.  An example of one of these circumstances would be a sudden sharp drop in the Company’s stock price not as a result of market conditions.

NOTE 6 – EARNINGS PER SHARE

The Company accounts for its earnings per share in accordance with FASB ASC 260-10 (SFAS 128), which requires presentation of basic and diluted earnings per share.  Basic earnings per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net loss attributable to common shareholders, as reported	$(3,104,590)	$(2,927,815)
Basic weighted average number of common shares outstanding, as reported	43,255,441	40,430,640
Dilutive effect of stock options, as reported	-	-
Diluted weighted average number of common shares outstanding, as reported	43,255,441	40,430,640
Basic and diluted loss per share, as reported	$(0.07)	$(0.07)

For the nine months ended September 30, 2009, warrants and options to purchase 49,539,426 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the nine months ended September 30, 2008, warrants and options to purchase 43,624,676 shares of common stock at per share exercise prices ranging from $0.20 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION

At September 30, 2009, the Company had two stock-based compensation plans.  Readers should refer to Note 12 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for additional information related to these stock-based compensation plans. There were 2,278,750 warrants and 4,000,000 options granted during the nine months ended September 30, 2009.  The fair value of these warrants and options was approximately $333,000 and $797,000 at issuance, respectively.  There were 1,280,000 warrants and 911,000 options granted during the nine months ended September 30, 2008.  The fair value of these warrants and options was approximately $90,000 and $439,000 at issuance, respectively.  No stock options were exercised during the periods ending September 30, 2009 and 2008.  The Company accounts for stock option grants in accordance with FASB ASC 718, Share-Based Payments (Prior authoritative literature: FASB SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”). Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $298,335 and $562,335 for the nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 9 – MATERIAL AGREEMENTS

In 2007, the Company entered into a manufacturing service agreement with Sanmina-Sci Corporation (“Sanmina-Sci”) for the production of digital units and digital circuit boards.  Pursuant to this agreement, the Company will purchase an amount of digital units, subject to certain minimum quantities, from Sanmina-Sci equal to an initial firm order agreed upon by the Company and Sanmina-Sci and subsequent nine-month requirements forecasts.  The initial term of the contract was one year, and upon expiration of the initial term, the contract continues on a year to year basis until one party gives notice to terminate.  As of September 30, 2009, the Company has committed to purchase approximately an additional $160,000 under this contract.

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

On August 17, 2009, the Company entered into a consulting agreement with an investor relations consulting firm.  This agreement calls for the consultant to perform investor relations and public relations services for the Company.  For its services, the Company has agreed to pay the consultant a monthly retainer of $10,000, plus 450,000 warrants to purchase the Company’s common stock, at an exercise price of $0.19 per share.  The term of the consulting agreement is initially for 12 months, can be extended at the end of the term, and can be terminated immediately upon written notice by either party.  The warrants vest equally over the term of the agreement

NOTE 10 – WARRANT LIABILITY

On January 1, 2009, the Company adopted FASB ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Company determined that some of its warrants contained an anti-dilution provision.  As a result, the Company reclassified 5,696,591 of its common stock warrants to warrant liability, under current liabilities, and resulting in a cumulative adjustment to accumulated deficit as of January 1, 2009 of $225,585.

On August 12, 2009, in connection with its Series C Preferred Stock offering (see Note 12), the Company issued 731,250 warrants to purchase shares of the Company’s common stock which contained an anti-dilution provision.  As a result, the Company recorded these warrants as a liability, resulting in an addition of $138,206 to warrant liability.

The Company accounts for its warrant liability in accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures (Prior authoritative literature: FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”), issued September 2006).  FASB ASC 820-10 (SFAS 157) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 (SFAS 157) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  volatility 349%, risk-free rate 1.78%, term 10 months.  The Company recorded a non-cash gain related to these warrants of $27,914 for the nine months ended September 30, 2009, which was recorded in other income.

The following reconciles the warrant liability for the nine months ended September 30, 2009:

Beginning balance, January 1, 2009	$1,025,386
Additions to warrant liability	138,206
Unrealized gain on derivative liability	(27,914)
Ending balance, September 30, 2009	$1,135,678

NOTE 11 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes pursuant to FASB ASC 740 Accounting for Income Taxes (Prior authoritative literature FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  FASB ASC 740 (SFAS 109) requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  FASB ASC 740 (SFAS 109) additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  The Company has evaluated the net deferred tax asset taking into consideration operating results and determined that a full valuation allowance should be maintained.

FASB ASC 740-10-25-10 Definition of Settlement in FASB Interpretation No. 48 (Prior authoritative literature FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”) issued May 2007) provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FASB ASC 740-10-25-10 (FIN 48-1) is effective retroactively to January 1, 2007.  Under FASB ASC 740 (FIN 48), the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. The implementation of FASB ASC 740 (FIN 48) and FASB ASC 740-10-25-10 (FIN 48-1) did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 12 – ISSUANCE OF SERIES C CONVERTIBLE PREFERRED STOCK

On August 12, 2009, the Company issued and sold 20,875 units, each unit consisting of one share of the Company’s Series C Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 20,875 shares of Series C Preferred Stock and warrants to purchase, initially, up to 1,043,750 shares of the Company’s common stock, in a private offering for $835,000 in cash, and is recorded as a component of Stockholders’ Equity.  The securities were issued pursuant to Regulation D of the Securities Act of 1933. All of the purchasers of Units were either officers, directors or pre-existing stockholders of the Company.  Each of these purchasers represented that they were an “accredited investor” as such term is defined in Regulation D of the Securities Act.  In this transaction, Steven Strasser, the Company’s CEO, purchased 6,250 units for $250,000 in cash, Kenneth Dickey, a Director of the Company, purchased 1,250 for $50,000 in cash, and Scott Johnson, the Company’s COO, purchased 1,250 units for $50,000 in cash.

Each share of Series C Preferred Stock is initially convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances.  The Series C Preferred Stock is convertible at the option of the holder at any time.  The Series C Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period.  In addition, the Series C Preferred stockholders have the option to exchange their Series C Preferred Stock for units of a subsequent financing of the Company through December 30, 2009, at no additional cost.  The Series C Preferred Stock has an 8% dividend, payable annually in cash or stock, at the discretion of the Company’s board of directors.

NOTE 13 – SUBSEQUENT EVENTS

On October 5, 2009, the Company issued and sold an additional 2,500 units, resulting in the sale and issuance of an aggregate of 2,500 shares of Series C Preferred Stock and warrants to purchase up to 125,000 shares of the Company’s common stock for $100,000 in cash under the above referenced financing transaction.

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

OVERVIEW

The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary energy efficiency technologies and products for electric motors.  The Company’s products, called Motor Efficiency Controllers (“MEC”), save up to 35 percent of the electricity used by a motor in appropriate applications.  The Company’s patented technology platform, called E-Save Technology®, saves energy when a constant speed alternating current induction motor is operating in a lightly loaded condition.  Target applications for the Company’s three-phase MECs include escalators, MG set elevators, grinders, crushers, saws, stamping presses, and many other types of industrial equipment.  The Company has also developed a single-phase MEC targeted at smaller motors, such as those found in clothes washers, dryers, and other appliances and light commercial equipment.  The Company has one existing patent and three patents pending on E-Save Technology®.

Analog Three-phase MEC
The Company began generating revenues from sales of its patented analog three-phase MEC line of motor controllers in late 1995.  The Company sold this product from 1995 through the second quarter of 2009.

Digital Three-phase MEC
In 2005, the Company began development of a digital version of its three-phase MEC so that the product would be capable of high volume sales through existing distribution channels for motor controls.  The digital version is much smaller in size and easier to install than the analog product, is driven by a powerful microprocessor and digital signal processor. The digital MEC is a complete motor control device, meaning is can start, stop, soft start and protect a motor, and is therefore capable of replacing standard motor starters and soft starts that do not save energy. The product can be installed by original equipment manufacturers (OEMs) at their factories or it can be retrofitted on to existing equipment.

In 2008, the Company launched limited sales of the digital three-phase MEC and initiated testing if the digital product by several OEMs, primarily in the elevator/escalator industry.  In the summer of 2009, the Company announced its first OEM agreements and that it had received Underwriters’ Laboratories (“UL”) certification on a full line of the Company’s digital three-phase products.  UL certification enables the Company to sell its digital three-phase products to industrial markets.  The Company is developing a network of independent sales representatives to penetrate the industrial markets.

Digital Single-phase MEC
In 2006, the Company began development on its digital single-phase product.  The digital single phase MEC is targeted at appliances, such as clothes washers and dryers.  The company has one patent pending on its digital single-phase MEC.

Capitalization
As of September 30, 2009, the Company had total stockholders’ equity of $886,469 primarily due to (i) the Company’s sale of 20,875 shares of Series C Convertible Preferred Stock in a private offering in August of 2009, (ii) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (iii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iv) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (v) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (vi) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.  All of the Company’s Series A-1 Convertible Preferred Stock was converted into the Company’s common stock in 2005.

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

The Company’s results of operations for the quarter and nine months ended September 30, 2009 were marked by a significant decrease in revenues and an increase in losses from operations that are more fully discussed in the following section “Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008”.  Sales cycles for our products are generally lengthy and can range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenues	100.0%	100.0%
Cost of revenues	68.6	79.7
Gross profit	31.4	20.3
Costs and expenses:
Research and development	397.2	179.7
Selling, general and administrative	1,023.1	569.1
Depreciation and amortization	27.7	12.9
Total expenses	1,448.0	761.7
Loss from operations	(1,416.6)	(741.5)
Other income	23.1	22.0
Net loss	(1,393.5)	(719.5)
Dividends paid or payable on Series B Preferred Stock	229.2	-
Net loss attributable to common shareholders	(1,622.7)	(719.5)

REVENUES

Total revenues for the three months ended September 30, 2009 were approximately $63,000, compared to $109,000 for the three months ended September 30, 2008, resulting in a decrease of $46,000 or 42%. This decrease is mainly attributable to an overall decrease in sales in the industrial market in the third quarter of 2009, caused by a fall in industrial sales to approximately $9,000 for the three months ended September 30, 2009, from $59,000 for the three months ended September 30, 2008.  Industrial sales decreased primarily because the Company has focused on building a network of independent reps, instead of direct sales to end users during the three months ended September 30, 2009.  Management believes that developing this independent rep network will lead to a higher volume of sales to industrial companies, industrial distributors, and OEMs of industrial equipment.  Escalator manufacturer and service provider sales decreased approximately $1,000 for the three months ended September 30, 2009 to approximately $53,000, from $54,000 for the three months ended September 30, 2008.  Sales of the Company’s single-phase product, which is for use on small appliances, totaled approximately $1,000 for the three months ended September 30, 2009.  There were no comparable sales of the single-phase product in 2008.  For the three months ended September 30, 2009, industrial sales were approximately 14% of total revenues, escalator and elevator sales were approximately 84% of total revenues, and sales of the single-phase product were approximately 2% of total revenues.  For the three months ended September 30, 2008, industrial and other sales, which consisted of a mix of digital units and analog units, were approximately 49% of total revenues, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 51% of total revenues.

Total revenues for the nine months ended September 30, 2009 were approximately $186,000, compared to $407,000 for the nine months ended September 30, 2008, resulting in a decrease of $221,000 or 54%.  This decrease is mainly attributable to a decrease in sales in the elevator and escalator market during the nine months ended September 30, 2009. Specifically, escalator manufacturer and service provider sales fell to approximately $113,000 for the nine months ended September 30, 2009, from $326,000 for the nine months ended September 30, 2008.  Sales of the analog product to one escalator manufacturer and service provider, which is one of the Company’s largest customers, slowed very significantly during this period in anticipation of release of their private label version of our digital product.  The digital product has been tested and approved for use on a retrofit and OEM basis by this customer, and a supply agreement was signed during the second quarter of 2009, and the customer’s private label version of our digital product was launched at the end of the second quarter of 2009.  The digital product offers greater features and functionality compared to the analog product, making it more attractive as an OEM product.  Furthermore, industrial sales fell to approximately $71,000 for the nine months ended September 30, 2009, from approximately $81,000 for the nine months ended September 30, 2008.  Sales of the Company’s single-phase product, which is for use on small appliances, totaled approximately $2,000 for the nine months ended September 30, 2009.  There were no comparable sales of the single-phase product in 2008.  For the nine months ended September 30, 2009, industrial and other sales, of which all but one sale consisted of digital units, were approximately 38% of total revenues, escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 61% of total revenues, and sales of our single-phase product were approximately 1% of total revenues.  For the nine months ended September 30, 2008, industrial and other sales, which consisted of a mix of digital units and analog units, were approximately 20% on total revenues, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 80% of total revenues.

COST OF REVENUES

Total cost of revenues, which includes material, direct labor and overhead, for the three months ended September 30, 2009, was approximately $50,000, compared to approximately $69,000 for the three months ended September 30, 2008, resulting in a decrease of $19,000 or 27%.  This decrease is mainly attributable to a decrease in sales in the industrial market in the third quarter of 2009.  As a percentage of revenue, total cost of revenues increased to approximately 79% for the three months ended September 30, 2009 compared to approximately 64% for the three months ended September 30, 2008.  The increase in the costs as a percentage of sales was primarily due to the Company’s decrease in sales in both the elevator and escalator and the industrial markets during the third quarter of 2009.

Total cost of revenues, which includes material, direct labor and overhead, for the nine months ended September 30, 2009, was approximately $127,000, compared to approximately $325,000 for the nine months ended September 30, 2008, resulting in a decrease of $198,000 or 61%. This decrease is mainly attributable to a decrease in sales in both the elevator and escalator and the industrial markets during the nine months ended September 30, 2009.  Also, the Company recorded an inventory obsolescence charge of approximately $25,000 during the nine months ended September 30, 2008 and no comparable charge was recorded during the nine months ended September 30, 2009.  As a percentage of sales, total cost of revenues decreased to approximately 69% for the nine months ended September 30, 2009, compared to approximately 80% for the nine months ended September 30, 2008.  The decrease in the costs as a percentage of sales was primarily due to the Company increasing its prices on certain units, which resulted in higher margins during the nine months ended September 30, 2009, and an increase in the sale of digital units, which have higher average margins than analog units, as well as no inventory obsolescence charges during 2009.

GROSS PROFIT

Gross profit for the three months ended September 30, 2009 was approximately $13,000 compared to approximately $39,000 for the three months ended September 30, 2008, resulting in a decrease of $26,000 or 67%.  This decrease is mainly attributable to a decrease in sales, resulting in relatively higher fixed costs spread over a lower amount of sales, during the three months ended September 30, 2009.  Furthermore, the Company had relatively higher sales in the elevator and escalator market, for the three months ended September 30, 2009.  Elevator and escalator market sales tend to have lower overall gross margins than sales to the industrial market.  As a percentage of revenue, gross profit decreased to approximately 21% for the three months ended September 30, 2009, compared to approximately 31% for the three months ended September 30, 2008.

Gross profit for the nine months ended September 30, 2009 was approximately $58,000 compared to approximately $82,000 for the nine months ended September 30, 2008, resulting in a decrease of $24,000 or 29%. This decrease is mainly attributable to a decrease in sales in both the elevator and escalator and the industrial markets during the nine months ended September 30, 2009, partially offset by the inventory obsolescence charge recorded by the Company during the nine months ended September 30, 2008, as described above. As a percentage of revenue, gross profit increased to approximately 31% for the nine months ended September 30, 2009, compared to approximately 30% for the nine months ended September 30, 2008.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $223,000 for the three months ended September 30, 2009, as compared to approximately $305,000 for the three months ended September 30, 2008, resulting in a decrease of $82,000 or 26%.  This decrease is mainly attributable to a decrease in the Company’s product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products during the three months ended September 30, 2009.

Research and development expenses were approximately $737,000 for the nine months ended September 30, 2009, as compared to approximately $732,000 for the nine months ended September 30, 2008, resulting in a marginal increase of $5,000 or less than 1%. This increase is mainly attributable to the Company’s continued research and development efforts on its digital controller for both its single-phase and three-phase products. Specifically, the increased costs include additional personnel in the Company’s research and development department, which resulted in higher salaries and related payroll costs, as well as the opening of a research and development center, and new product certification expenses during the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $702,000 for the three months ended September 30, 2009, as compared to approximately $727,000 for the three months ended September 30, 2008, resulting in a decrease of $25,000 or 3%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to a decrease in salaries and payroll related costs, consulting fees, and a decrease in costs related to FASB ASC 718 (SFAS 123(R)).  These decreases were partially offset by increases in legal and professional fees, related to the Company’s patent attorneys, litigation (see Part II – Other Information), a change in the Company’s independent registered accounting firm, and an increase in the Company’s public and shareholder relations expenses.

Selling, general and administrative expenses were approximately $1,899,000 for the nine months ended September 30, 2009, as compared to approximately $2,316,000 for the nine months ended September 30, 2008, resulting in a decrease of $417,000 or 18%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to a decrease in salaries and payroll related costs, consulting fees, and a decrease in costs related to FASB ASC 718 (SFAS 123(R)).  These decreases were partially offset by increases in legal and professional fees, related to the Company’s patent attorneys, litigation (see Part II – Other Information), a change in the Company’s independent registered accounting firm and an increase in the Company’s public and shareholder relations expenses.

Other Income (Loss)

Other income and loss was a loss of approximately $332,000 for the three months ended September 30, 2009, as compared to income of approximately $21,000 for the three months ended September 30, 2008, resulting in a decrease of $353,000, or 1,686%.  This decrease is primarily due to the Company’s adoption of FASB ASC 815 (EITF 07-5), which resulted in the Company recording an additional non-cash loss of approximately $334,000 during the three months ending September 30, 2009.  No such gain was recorded during the three months ending September 30, 2008.

Other income and loss was income approximately $43,000 for the nine months ended September 30, 2009, as compared to approximately $90,000 for the nine months ended September 30, 2008, resulting in a decrease of $47,000, or 52%.  This decrease is primarily due to a decrease in interest income during the nine months ended September 30, 2009.  This decrease is partially offset by the Company’s adoption of FASB ASC 815 (EITF 07-5), which resulted in the Company recording an additional non-cash gain of approximately $28,000 during the nine months ending September 30, 2009.  No such gain was recorded during the nine months ending September 30, 2008.

Financial Condition, Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company suffered recurring losses from operations, and a recurring deficiency of cash from operations, including a cash deficiency of approximately $2,360,000 from operations, for the nine months ended September 30, 2009, and lacks sufficient liquidity to continue its operations.

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

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of September 30, 2009, the Company had cash of $531,810.

Cash used in operating activities for the nine months ended September 30, 2009 was $2,360,277, which consisted of a net loss of $2,585,976; less depreciation and amortization of $51,405, warrants and options issued to employees and consultants of $298,335, a decrease in accounts receivable of $3,186, and a decrease in deposits of $11,292; offset by a fair market value adjustment to warrants issued to investors of $27,914, increases in inventory of $65,150, prepaid expenses and other current assets of $9,946, and decreases in accounts payable of $21,360, provision for bad debt of $11,342 and deferred rent of $2,807.

Cash used for operating activities for the nine months ended September 30, 2008 was $2,424,895, which consisted of: a net loss of $2,927,815; less depreciation and amortization of $52,572, and warrants and options issued in connection with the issuance of debt securities, and to employees and consultants of $562,335; offset by increases in accounts receivable of $21,785, inventory of $136,116, prepaid expenses of $31,297, and deferred rent of $468, and decreases in deposits of $84,057, accounts payable of $5,709, and customer deposits of $1,605.

Net cash used in investing activities for the nine months ended September 30, 2009 was $17,495, compared to $125,825 for the nine months ended September 30, 2008. The total amount for the first three quarters of 2009 consisted of the purchase of property and equipment of $9,603, and capitalized costs related to patent applications of $7,892.  The amount for the first three quarters of 2008 consisted of the purchase of property and equipment of $100,170, and capitalized costs related to patent applications of $24,655.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $806,569, which consisted solely of net proceeds from the issuance of equity securities.  Net cash provided by financing activities for the nine months ended September 30, 2008 was $251,863, which consisted solely of proceeds from the issuance of equity securities.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at September 30, 2009 or 2008.

Accounts Receivable

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

Revenue Recognition

Revenue from product sales is recognized at the time of shipment, when all services are complete.  Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded.

Accounting for Stock Based Compensation

The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718 (SFAS 123(R)). FASB ASC 718 (SFAS 123(R)) requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying FASB ASC 718 (SFAS 123(R)) approximated $298,000 and $562,000 in additional compensation expense during the periods ended September 30, 2009 and 2008, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

Product Warranties

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

Provision for Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes pursuant to FASB ASC 740 Accounting for Income Taxes (Prior authoritative literature FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  FASB ASC 740 (SFAS 109) additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  We have reported net operating losses for consecutive years, and do not have projected taxable income in the near future.  This significant evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets.

FASB ASC 740-10-25-10 Definition of Settlement in FASB Interpretation No. 48 (Prior authoritative literature FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”) issued May 2007) provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FASB ASC 740-10-25-10 (FIN 48-1) is effective retroactively to January 1, 2007.  Under FASB ASC 740 (FIN 48), the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. The implementation of FASB ASC 740 (FIN 48) and FASB ASC 740-10-25-10 (FIN 48-1) did not have a material impact on the Company’s financial position, results of operations or cash flows.

The provision for taxes represents state franchise taxes, interest and penalties, and is recorded as a component of selling, general and administrative expenses.

Goodwill:

FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill shall no longer be amortized.  At a minimum, goodwill is tested by the Company, for impairment on an annual basis or when certain events indicate a possible impairment, utilizing a two-step test, as described in FASB ASC 350 (SFAS 142).

New Accounting Pronouncements:

FASB ASC 815-10, Derivatives and Hedging (Prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008 (“SFAS 161”), an amendment of FASB Statement No. 133). FASB ASC 815-10 (SFAS 161) requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS 161), entities are required to provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS. 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10 (SFAS 161) must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS 161) had no impact on the Company’s condensed financial statements.

FASB ASC 105-10, Generally Accepted Accounting Principle (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the Company’s financial position or results of operations.  The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was November 16, 2009.

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s consolidated financial statements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in a lawsuit against a former director and the company at which he is currently CEO (collectively, the “Defendants”).  The Company filed this action against the Defendants for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendants’ use of the Company’s confidential and proprietary information in the development and marketing of motor control products.  The Company seeks a temporary restraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendants.  The Company’s complaint was filed on August 6, 2009 in the U.S. District Court, District of Nevada.

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

Also, at the 2009 Annual Meeting of Stockholders the stockholders:

•
Approved the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2008. There were 40,578,577 votes cast for the ratification, 15,295 votes cast against the ratification and 8,628 abstentions.

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

99.1	Press Release, dated November 16, 2009, announcing third quarter 2009 results.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION
(Company)

Date: November 16, 2009	By:	/s/ Steven Strasser
Chief Executive Officer

Date: November 16, 2009	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)