Form 10-K
period 2009-12-31
POWER EFFICIENCY CORP
filed 2010-03-31
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Common Stock, $.001 Par Value
(Title of Class)

Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the issuer was $4,952,150.  This amount is based on the closing price of $0.15 per share for the Company’s common stock as of such date.

On March 31, 2010 there were 44,825,883 shares of the Company’s common stock outstanding.

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

                 (b) Business of the Company

The Company’s Principal Products and Technology

In the late 1990s the Company commenced the sale of its initial product, which was based on analog technology and reduces energy consumption in alternating current induction motors in certain applications. This product has been known by several names, including the Power Commander® and Power Genius.  In 2005 the Company began development of a digital product that would overcome many of the commercial limitations of the analog product.  In 2008, limited models of the first-generation of the digital product were launched. In mid-2009 the Company launched a line of products up to 300 horsepower that had certification from Underwriters Laboratories (“UL”) and its second-generation digital circuitry was launched.  Going forward, the Company has chosen to call its products Motor Efficiency Controllers (“MEC”).

The Company has developed patented and patent-pending technologies for effectively controlling the energy usage of an electric motor. The Company’s first United States Patent was granted in 1998. Over the past four years the Company has undertaken extensive study and computer modeling of motors and their energy use, and has developed digital technologies for its controllers. In the process, the Company has discovered what it believes are significant innovations and has completed numerous patent filings around these new inventions. The Company has branded these collective patented and patent pending technologies as E-SAVE Technology® and has a registered trademark on this name.

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

Three-Phase MEC

The Company initially focused its marketing efforts for the Three-Phase MEC in the elevator and escalator industry, although the Company is also actively marketing this product to industrial markets, such as recycling, mining, plastics, and manufacturing.  Industries that operate equipment such as conveyor systems, crushing equipment, stamping presses, granulators, grinders, shredders and other motor driven equipment with varying loads, are believed to be viable target markets for the Three-Phase MEC. The Company is seeking to target markets with appropriate applications and market access, using direct sales, OEMs, distributors and independent representatives to address these markets.

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

Marketing and Sales

The Company’s marketing efforts have historically been concentrated in the elevator and escalator industry, primarily to OEMs of elevator and escalator equipment and end users that own this equipment.  With UL approval in mid-2009, the Company has targeted more heavily industrial markets, such as mining aggregates and plastics. End users of the Company’s products include retail chains, hotels, airports, transit systems, and mining, plastics and manufacturing companies.

The Company sells products into the elevator and escalator market primarily to and through large OEM resellers. The elevator and escalator market is dominated by four global companies, Otis Elevator, Schindler, ThyssenKrupp and KONE. Collectively these companies are believed to have over 80% of the world market for new equipment and service contracts. The Company has formal supply agreements for North America with ThyssenKrupp and KONE. The Company also sells to and completes projects with Otis Elevator and Schindler.

The Company is focused on penetrating industrial markets through independent representatives and distributors who will in turn sell to OEMs of industrial equipment and end users. The Company significantly increased these industrial market activities in late 2009 after receiving UL certification, since this certification is required by many industrial concerns.

The Company’s longer term goal is to be a high value supplier of technologies, with numerous OEMs and other resellers engaged with high volume sales and/or licensing agreements.

Manufacturing and Distribution

The Company’s products are manufactured internally and by a multi-billion dollar global contract manufacturer, Sanmina SCI (“Sanmina”). The Company’s strategy is to manufacture internally products that sell at lower volumes, such as MECs for very large motors, and to outsource the manufacturing of higher volume products, such as smaller units and circuit boards. The Company believes this strategy allows for high quality production, cost efficiencies, and the capability to rapidly increase production volumes. Management believes this strategy has the ability to meet the Company’s production needs and the Company would be successful in finding alternative manufacturers should Sanmina not be available to manufacture our product.

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

The first capabilities - starting, soft starting and protecting a motor - are commonly found in existing motor control products. There are billions of dollars of motor starters and soft starts sold every year. These products are typically manufactured and marketed by large motor control companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Company currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Company to commence and expand its operations or operate in a profitable manner.

There are also several small companies that reportedly make products that combine motor starting, soft starting and energy savings. The Company is unaware of any large company that makes a product of this nature. Although the Company has not completed any formal market study, the Company believes its Three-Phase MEC has the following competitive advantages over other products:

•
It combines soft start features with energy savings features in a single integrated unit that is CSA, UL and CE certified and has achieved energy savings levels of up to 15% to 35% in independent, third party testing;

•	Its circuitry is proprietary, protected by one patent. Three additional patent filings on new innovations are pending approval of the U.S. Patent and Trademark Office;

•	It has been tested extensively by utilities with documented energy savings and approval for incentive financing rebates;

•	It is accepted by OEMs in the escalator and granulator industries.

Single-Phase Competition.  There have been several companies that have, with different technologies, attempted to exploit this market due to the enormous opportunity in single-phase motor applications. These products include among others, “Green Plug” (voltage clamping), “Power Planner” (digital microchip) and “Econelectric” (power factor control). The Company has made numerous innovations in the past three years that it believes overcome many of the problems with these and the Company’s earlier designs. The Company has filed for a patent on these innovations and has reduced the product in size and cost to the point it can be sold to OEMs of applicable appliances and other equipment driven by single-phase AC motors.

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

Customers

The Company currently does business with approximately 20 customers. Of this number, four customers presently account for approximately 71% of the Company’s gross revenues.   These customers and their respective gross revenue percentages are KONE – 49%; IXYS – 8%; Otis – 7%; and Global PET – 7%.  The Company is, and may continue to be, dependent upon a limited number of customers. Accordingly, the loss of one or more of these customers may have a material adverse effect upon the Company’s business.

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

The Company has obtained U.S. Trademark registration of the E-Save Technology® mark.

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

Government Regulation

The Company is not required to be certified by any government agencies. However, most of the Company’s products are manufactured to comply with specific codes that meet industry accepted safety standards. Presently, many of the Company’s products are certified to comply with UL 508 Industrial Control Equipment and the Company has also received certification meeting CSA (Canadian Standards Association) B44.1/ASME-17.5 Elevator and Escalator Electrical Equipment for many of the Company’s products. Many of the Company’s products are also CE marked. The Department of Commerce does not require the Company’s technology to be certified for export. The Company’s industrial code is 421610 and the SIC code is 5063.

Deregulation of Electrical Energy

Sales of the Company’s product are not dependent on deregulation of the electrical energy market as the Company’s product can be sold in regulated and deregulated markets.

Research and Development

The Company intends to continue its research and development effort to introduce new products based on its energy saving technology. Towards this end, the Company spent $953,004 and $1,016,158 in fiscal years 2009 and 2008, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Company’s foreseeable research and development activities will be on completing additional features and refinements to the three-phase and single phase products. The Company also anticipates the possibility of working with OEMs that make or purchase motor control equipment, in order to develop products with features or specifications they require.

Effect of Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

At the date of this document, the Company employs fourteen people.  Of this number, two are engaged in accounting and finance, three in operations and general management, three in sales and marketing, and six in product research and development, engineering and manufacturing.  At such time as business conditions dictate, the Company may hire additional personnel for, among other things, increased engineering, marketing and sales. The Company has no collective bargaining agreements and considers its relationship with its employees to be good. The Company utilizes consultants in the areas of marketing, product and technology development and finance on a regular basis.

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

RISKS RELATED TO OUR BUSINESS

Unless We Achieve Profitability and Related Positive Cash Flow, We May Not Be Able To Continue Operations, And Our Auditors Have Questioned Our Ability To Continue As A "Going Concern".

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $3,000,000 and $3,100,000 from operations for the years ended December 31, 2009 and 2008, respectively.  For the years ended December 31, 2009 and December 31, 2008, we had net losses of $4,168,708 and $3,948,204, respectively.  In our Auditors’ Report dated March 31, 2010 on our December 31, 2009 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

We Have A Limited Operating History, Have Experienced Recurring Losses And Have Limited Revenue.

To date, and due principally to a lack of working capital, our operations have been limited in scale. Although we have an arrangement with an outsourced production facility to manufacture our products, have established relationships with suppliers, and have received contracts for our products, we may experience difficulties in production scale-up, product distribution, and obtaining and maintaining working capital until such time as our operations have been scaled-up to acceptable commercial levels.  We have not had a profitable quarter in the past three years and we cannot guarantee we will ever operate profitably. In addition, we have limited revenue. For the year ended December 31, 2009, our total revenues were $283,990, and for the year ended December 31, 2008, our total revenues were $480,513.

We Do Not Have A Bank Line Of Credit.

At the present time, we do not have a bank line of credit, which further restricts our financial flexibility.

We Will Require Additional Funds To Meet Our Cash Operating Expenses And Achieve Our Current Business Strategy.

The Company continues to have limited working capital and will be dependent upon additional financing to meet capital needs and repay outstanding debt. We cannot guarantee additional financing will be available on acceptable terms, if at all. We also need additional financing to raise the capital required to fully implement our business plan. Our current operating expense level is approximately $250,000 to $300,000 per month.  Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing.  However, there are no assurances that sufficient capital will be raised.

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

As of the date of this report, management controls approximately twenty-two percent (22%) of our issued and outstanding Common Stock and voting equivalents. Additionally, Summit Energy Ventures, LLC (“Summit”) owns twelve percent (12%) of our common stock and voting equivalents, which is included in the above number. Summit is controlled by Steven Strasser, our Chairman and CEO, and he has the right to vote all shares owned by Summit. BJ Lackland, our CFO, owns a minority equity interest in Summit.  As a result, these persons will have the ability, acting as a group, to greatly influence our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

We Are Dependent On Third-Party Suppliers.

Although we believe most of the key components required for the production of our products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, as applicable, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income can be expected to be adversely affected.  Additionally, we are dependent on Sanmina-Sci to manufacture our higher volume products.  While we believe we would be successful in finding alternative manufacturers should this manufacturer not be available to manufacture our product, it could take substantial time and effort to locate such alternatives and, depending on the timing of the loss of Sanmina-Sci, could result in disruption in delivery schedules and harm to our clients, our reputation and future prospects.

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

We Currently Depend On A Small Number Of Customers And Expect To Continue To Do So.

The Company currently does business with approximately 20 customers. Of this number, four customers accounted for approximately 71% of our gross revenues in 2009.  We are, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect on our business.

Most Of Our Current And Potential Competitors Have Greater Name Recognition, Financial, Technical And Marketing Resources, And More Extensive Customer Bases And Industry Relationships Than We Do, All Of Which Could Be Leveraged To Gain Market Share To Our Detriment, Particularly In An Environment Of Rapid Technological Change.

We compete against a number of companies in the electric motor energy savings market, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than we currently have or may reasonably expect to have in the foreseeable future. This competition may have an adverse effect on our ability to expand our operations or operate profitably. The motor control industry is also highly competitive and characterized by rapid technological change. Our future performance will depend in large part upon our ability to become and remain competitive and to develop, manufacture and market acceptable products in these markets. Competitive pressures may necessitate price reductions, which can adversely affect revenues and profits. If we are not competitive in our ongoing research and development efforts, our products may become obsolete, or be priced above competitive levels. However, management believes, based upon their performance and price, our products are attractive to customers. We cannot guarantee that competitors will not introduce comparable or technologically superior products, which are priced more favorably than our products.

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

Prices of our common stock are quoted on the OTC Bulletin Board. Approximately 26,000 shares were traded on an average daily trading basis for the 12 months ended December 31, 2009.  If limited trading in our common stock continues, it may be difficult for shareholders to sell their shares. Also, the sale of a large block of our common stock could depress the market price to a greater degree than a company that typically has a higher volume of trading of its securities.

The Limited Public Trading Market May Cause Volatility In Our Stock Price.

The Company’s common stock is currently quoted on a limited basis on the OTC Bulletin Board under the symbol “PEFF”. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market exists at all times, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

An Active And Visible Trading Market For Our Common Stock May Not Develop.

The market for our common stock may become inactive in the future. In the absence of an active trading market:

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

Sales Of Common Stock Under Rule 144 May Adversely Affect The Market Price Of Our Common Stock.

Possible Resales under Rule 144. Of the 44,825,883 shares of the Company’s common stock outstanding on the date of this report, 33,295,056 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares (1) originally issued in private offerings of common stock from June through March 2007, that were later registered in the Company’s S-1 Registration Statement (the “Registration Statement”), declared effective on October 10, 2008 and (2) shares originally issued in transactions exempt from registration under the Securities Act.

The remaining 11,530,927 shares of our common stock outstanding are restricted securities as defined in Rule 144 and under certain circumstances may be resold without registration pursuant to Rule 144.  These shares include the 9,968,910 shares held by Summit and Steven Strasser in the aggregate, and 1,661,917 shares held by directors and insiders.

In addition, the Company had approximately 31,387,469 common stock purchase warrants outstanding and approximately 16,479,896 common stock options outstanding as of the date of this report, including the warrants issued in connection with the private offer and sale of preferred stock units in 2008 and 2009 (See Note 18 to the Financial Statements).  The shares issuable on exercise of the options and warrants may, under certain circumstances, be available for public sale in the open market under the Registration Statement or pursuant to Rule 144, subject to certain limitations.

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

Exercise Of Outstanding Options And Warrants Will Dilute Ownership Of Outstanding Shares.

As of the date of this report, the Company has reserved 71,429 shares of common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 1994 Plan, of which no options are outstanding.  Furthermore, we have reserved 25,000,000 shares of our common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 2000 Plan, of which options to purchase an aggregate of 16,479,896 shares are outstanding. The outstanding options under the 2000 Plan have a weighted average exercise price of $0.34. As of the date of this report, we have issued warrants exercisable for 31,387,469 shares of common stock to financial consultants, investors, former employees and other business partners, having a weighted average exercise price of $0.43 and expiring on various dates from February 2010 to December 2014. Exercise of these options and warrants in the future will reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

Our Issuance Of “Blank Check” Preferred Stock Could Adversely Affect Our Common Stockholders.

The Company’s Certificate of Incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares.  From August 12, 2009, through January 20, 2010, the Company sold 23,375 shares if its Series C preferred stock, and 32,750 shares of its Series C-1 preferred stock in private offerings of units (See Note 18 to the Financial Statements).

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

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2009 and December 31, 2008

Twelve months Ended December 31, 2009	High	Low
October 1, 2009 — December 31, 2009	$0.45	0.20
July 1, 2009 — September 30, 2009	0.25	0.11
April 1, 2009 — June 30, 2009	0.30	0.12
January 1, 2009 — March 31, 2009	0.30	0.08

Twelve months Ended December 31, 2008	High	Low
October 1, 2008 — December 31, 2008	$0.25	0.08
July 1, 2008 — September 30, 2008	0.32	0.19
April 1, 2008 — June 30, 2008	0.39	0.26
January 1, 2008 — March 31, 2008	0.55	0.26

As of March 31, 2010, there were 168 shareholders of record of the Company’s common stock.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by record holders.

The Company has not paid dividends on its common stock since its incorporation. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company’s capital assets.

EQUITY COMPENSATION PLAN INFORMATION AS OF MARCH 31, 2010

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under 2000 Stock Option and Restricted Stock Plan (excluding securities reflected in column (a))(c)
2000 Stock Option and Restricted Stock Plan approved by security holders	16,479,896	$0.34	8,520,104
Equity compensation plans not approved by security holders	0	0.00	0
Total	16,479,896	$0.34	8,520,104

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

Analog Three-phase MEC

The Company began generating revenues from sales of its patented analog three-phase MEC line of motor controllers in the late 1990’s.  The Company sold this product through the second quarter of 2009.

Digital Three-phase MEC

In 2005, the Company began development of a digital version of its three-phase MEC so that the product would be capable of high volume sales through existing distribution channels for motor controls.  The digital version is much smaller in size and easier to install than the analog product, is driven by a powerful microprocessor and digital signal processor. The digital MEC is a complete motor control device, meaning is can start, stop, soft start and protect a motor, and is therefore capable of replacing standard motor starters and soft starts that do not save energy. The product can be installed by OEMs at their factories or it can be retrofitted on to existing equipment.

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

Capitalization

As of December 31, 2009, the Company had total stockholders’ equity of $801,642 primarily due to (i) the Company’s sale of 30,250 shares of Series C and Series C-1 Convertible Preferred Stock in a private offering in December of 2009, (ii) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (iii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iv) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (v) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (vi) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.  All of the Company’s Series A-1 Convertible Preferred Stock was converted into the Company’s common stock in 2005.

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

The Company’s results of operations for the year ended December 31, 2009 were marked by a significant decrease in revenues and an increase in losses from operations that are more fully discussed in the following section “Results of Operations for the Years Ended December 31, 2009 and 2008”.  Sales cycles for our products are generally lengthy and can range from less than a month to well over one year, depending on customer profile.  Larger OEM deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues	100.0%	100.0%
Cost of revenues	78.8	82.8
Gross profit	21.2	17.2
Costs and expenses:
Selling, general and administrative	933.0	631.1
Research and development	335.6	211.5
Depreciation and amortization	23.4	15.5
Total expenses	1,292.1	858.1
Loss from operations	(1,270.9)	(840.9)
Other income	(175.6)	21.8
Provision for taxes	(21.4)	(2.6)
Net loss	(1,467.9)	(821.7)
Dividends paid or payable on Series B, Series C and Series C-1 Preferred Stock	447.5	113.6
Net loss attributable to common shareholders	(1,915.5)	(935.3)

REVENUES

Revenues for the year ended December 31, 2009, were approximately $284,000 compared to approximately $481,000 for the year ended December 31, 2008, a decrease of $197,000 or 41%.  This decrease is mainly attributable to a decrease in sales in the elevator and escalator market during the year ended December 31, 2009. Specifically, escalator manufacturer and service provider sales fell to approximately $183,000 for the year ended December 31, 2009, from $363,000 for the year ended December 31, 2008.  Sales of the analog product to one escalator manufacturer and service provider, which is one of the Company’s largest customers, slowed very significantly during this period in anticipation of release of their private label version of our digital product.  The digital product has been tested and approved for use on a retrofit and OEM basis by this customer, and a supply agreement was signed during the second quarter of 2009, and the customer’s private label version of our digital product was launched at the end of the second quarter of 2009.  The digital product offers greater features and functionality compared to the analog product, making it more attractive as an OEM product.  Furthermore, industrial sales fell to approximately $78,000 for the year ended December 31, 2009, from approximately $118,000 for the year ended December 31, 2008.  Sales of the Company’s single-phase product, which is for use on small appliances, totaled approximately $23,000 for the year ended December 31, 2009.  There were no comparable sales of the single-phase product in 2008.  For the year ended December 31, 2009, industrial and other sales, of which all but one sale consisted of digital units, were approximately 27% of total revenues, escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 65% of total revenues, and sales of our single-phase product were approximately 8% of total revenues.  For the year ended December 31, 2008, industrial and other sales, which consisted of a mix of digital units and analog units, were approximately 21% of total revenues, and escalator and elevator sales, which consisted mostly of analog units, were approximately 79% of total revenues.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2009 were approximately $224,000 compared to approximately $398,000 for the year ended December 31, 2008, a decrease of $174,000, or 44%.  This decrease is mainly attributable to a decrease in sales in both the elevator and escalator and the industrial markets during the year ended December 31, 2009.  Also, the Company recorded an inventory obsolescence charge of approximately $41,000 during the year ended December 31, 2008 and no comparable charge was recorded during the year ended December 31, 2009.  As a percentage of sales, total cost of revenues decreased to approximately 79% for the year ended December 31, 2009, compared to approximately 82% for the year ended December 31, 2008.  The decrease in the costs as a percentage of sales was primarily due to the Company increasing its prices on certain units, which resulted in higher margins during the year ended December 31, 2009, and an increase in the sale of digital units, which have higher average margins than analog units, as well as no inventory obsolescence charges during 2009.

GROSS PROFIT

Gross profit for the year ended December 31, 2009 was approximately $60,000 compared to approximately $83,000 for the year ended December 31, 2008, resulting in a decrease of $23,000 or 28%. This decrease is mainly attributable to a decrease in sales in both the elevator and escalator and the industrial markets during the year ended December 31, 2009, partially offset by the inventory obsolescence charge recorded by the Company during the year ended December 31, 2008, as described above. As a percentage of revenue, gross profit increased to approximately 21% for the year ended December 31, 2009, compared to approximately 17% for the year ended December 31, 2008.

OPERATING EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,650,000 for the year ended December 31, 2009, compared to approximately $3,033,000 for the year ended December 31, 2008, a decrease of $383,000 or 13%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to a decrease in travel expenses, consulting fees, and a decrease in stock based compensation costs related to FASB ASC 718 (SFAS 123(R)).  These decreases were partially offset by increases in legal and professional fees, related to the Company’s patent attorneys and litigation (see Item 3 – Legal Proceedings), and a change in the Company’s independent registered accounting firm.

Research and Development Expenses

Research and development expenses were $953,000 for the year ended December 31, 2009 compared to approximately $1,016,000 for the year ended December 31, 2008, a decrease of $63,000 or 6%. This decrease is mainly attributable to a decrease in the Company’s product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products during the year ended December 31, 2009.

Change in Fair Value of Warrant Liability

Warrants issued in connection with a private offering of the Company’s common stock completed on July 8, 2005 and August 31, 2005 are being accounted for as liabilities in accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), issued January 2009), based on an analysis of the terms and conditions of the warrant agreements.

As a result, the fair value of these warrants (five year warrants to purchase up to 5,696,591 shares of the Company’s common stock at an exercise price of $0.44 per share), amounting to $381,856 as of January 1, 2009, was reclassified from equity and reflected as a liability.  The fair value of these warrants amounted to $828,827 as of December 31, 2009.  The $514,089 increase in the fair value of these warrants during 2009 has been reflected as a non-operating loss in the Statement of Operations for 2009.  The warrants are being valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  We will continue to mark the warrants to market value each quarter-end until they expire.

Financial Condition, Liquidity, and Capital Resources: For the Year Ended December 31, 2009

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $3,000,000 and $3,100,000 from operations for the years ended December 31, 2009 and 2008, respectively.  For the years ended December 31, 2009 and December 31, 2008, we had net losses of $4,168,708 and $3,948,204, respectively.  In our Auditors’ Report dated March 31, 2010 on our December 31, 2009 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

On March 30, 2010, the Company issued unsecured notes payable to Steven Strasser, the Company’s CEO, totaling $125,000.  The notes bear interest at 5%, payable upon maturity. The notes mature two months after issuance.

Since inception, the Company has financed its operations primarily through the sale of its securities.  In 2009, the Company received a total of approximately $1,210,000 in gross proceeds from a private placement of its Series C and Series C-1 preferred stock and warrants to purchase common stock.  In 2008 and 2007, the Company received a total of approximately $8,025,000 in gross proceeds from a private placement of its Series B preferred stock, common stock and warrants to purchase common stock, as to which the Company was required to file a registration statement on Form SB-2 or other relevant registration statement.  Of this amount, $1,850,000 was converted from existing debt securities.  Also in 2007, the Company grossed approximately $680,000 in cash from the exercise of warrants.  As of December 31, 2009 the Company has received a total of approximately $21,515,000 from public and private offerings of its equity securities, received $300,000 from a bridge note with a shareholder (which was converted into 3,000,000 shares of common stock and 1,500,000 warrants with an additional investment of $300,000 on July 8, 2005), received approximately $445,386 under a bank line of credit (which was repaid during 2002), and received $1,000,000 under a line of credit with a shareholder (which was converted to Series A-1 Preferred Convertible shares during 2003). In October 2004 and February 2005, the Company received $1,589,806 in debt financing through a debt offering arranged by a placement agent, Pali Capital. Of this total, $300,000 plus accrued interest was converted from borrowings with the same shareholder as referenced above.  In April 2006, the Company received $1,000,000 in debt financing from EMTUCK , LLC, in which the managing member is a management company wholly owned and controlled by Steven Strasser, the Company's CEO.  In May 2006, the Company received an additional $500,000 in debt financing from EMTUCK.  In November 2006, the Company received $2,000,000 in debt financing.  Of this amount, $1,450,000 was converted from borrowings from prior investors.  This $2,000,000 note was paid off in full in October of 2007.  As of December 31, 2009 the Company had cash of $247,564 and has no outstanding debt securities.

Net cash used for operating activities for the year ended December 31, 2009 was $3,002,386 which primarily consisted of: a net loss of $4,168,708; less bad debt expense of $8,149, depreciation and amortization of $66,589, loss on the disposal of fixed assets of $3,097, warrants and options issued in connection services from vendors, and to employees and consultants of $405,143, change in fair value of warrant liability of $514,089, deferred tax provision of $49,946, decreases in prepaid expenses and other current assets of $10,728, and deposits of $11,292, increases in accounts receivable of $30,133 and inventory of $35,233.  In addition, these amounts were partially offset by decreases in deferred rent of $3,750, and increases in accounts payable and accrued expenses of $166,405.

Net cash used for operating activities for the year ended December 31, 2008 was $3,102,847 which primarily consisted of: a net loss of $3,948,204; less bad debt expense of $7,770, inventory obsolescence expense of $40,758, depreciation and amortization of $74,539, warrants and options issued in connection with services from vendors, and to employees and consultants of $765,504, common stock issued for consulting services of $7,960, decreases in accounts receivable of $57,323 and deposits of $84,057, increases in inventory of $155,016 and prepaid expenses of $5,869.  In addition, these amounts were partially offset by decreases in accounts payable and accrued expenses of $30,669 and customer deposits of $1,605, and increases in deferred rent of $605.

Net cash used in investing activities for fiscal year 2009 was $32,882, compared to $132,364 in fiscal year 2008.  The amount for 2009 consisted of the purchase of fixed assets of $9,601, costs related to patent applications of $24,174, and proceeds from the sale of fixed assets of $893.  The amount for 2008 consisted of the purchase of fixed assets of $104,857, and costs related to patent applications of $27,507.

Net cash provided by financing activities for fiscal year 2009 was $1,182,819.  The entire amount consisted of the net proceeds from the issuance of equity securities.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of Power Efficiency Corporation’s financial condition and results of operations are based upon the condensed financial statements contained in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed financial statements.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at December 31, 2009 or 2008.

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

Fair Value Measurements:

FASB ASC 820-10 (SFAS No. 157) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 (SFAS No. 157) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied FASB ASC 820-10 (SFAS 157) to measure the amount of the liability related to its derivative instruments at fair value and to determine fair value for purposes of testing goodwill for impairment.

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying FASB ASC 718 (SFAS 123(R)) approximated $405,000 and $766,000 in additional compensation expense during the periods ended December 31, 2009 and 2008, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

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

Provision for Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes pursuant to FASB ASC 740 Accounting for Income Taxes (Prior authoritative literature FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”)), which requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  FASB ASC 740 (SFAS 109) additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  We have reported net operating losses for consecutive years, and do not have projected taxable income in the near future.  This significant evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets.

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

Goodwill

FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”)) requires that goodwill shall not be amortized.  At a minimum, goodwill is tested for impairment, on an annual basis by the Company, or when certain events indicate a possible impairment, utilizing a two-step test, as described in FASB ASC 350 (SFAS 142).

The Company’s most recent impairment analysis was performed on December 31, 2009, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the company’s book value. As of December 31, 2009, the Company’s market capitalization was $13,896,024, and the Company’s book value was $801,642.  As of December 31, 2008, the Company’s market capitalization was $8,651,088, and the Company’s book value was $4,046,747.  Based on this, no impairment exists as of December 31, 2009 and 2008.  Circumstances may arise in which the Company will perform an impairment test in addition to its annual tests.  A significant impairment could have a material adverse affect on our financial condition and results of operations.

New Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available.  ASU 2009-13 eliminates residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.”  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  We do not believe the adoption of ASU 2009-13 will have any material impact on our financial statements.

In January 2010, the FASB issued accounting standards update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing what impact, if any, ASU No. 2010-06 will have on our fair value disclosures; however, we do not believe the adoption of the guidance provided in this codification update to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of the Company and the notes related to the financial statements, together with the independent registered public accounting firms’ reports thereon, are set forth beginning on pages F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, the Chief Executive Officer, and Chief Financial Officer have concluded that, as of the end of the period covered by this report, due to the material weakness in financial reporting, the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2009, there were no significant changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation; however management determined that there were material weaknesses in the Company’s internal controls as of December 31, 2009. Accordingly, corrective actions were required.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and15d-15(f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, our management concluded that there were material weaknesses in internal controls over financial reporting and has made an assessment that our internal control over financial reporting is not effective as of December 31, 2009.

A “material weakness” is defined as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A “significant deficiency” is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial information reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

•
As of December 31, 2009, there was a material internal control weakness in the Company’s determination of the fair values of its warrant liability.  This was identified as a result of errors identified in the Company’s warrant valuation model.  The Company calculated its warrant values utilizing an estimated volatility rate.  During the audit for the year ended December 31, 2009, the Company’s independent registered accounting firm determined that the estimated volatility rate the Company used was incorrect.   The Company reviewed and revised its estimated volatility rate and warrant valuation model, which resulted in material differences in the Company’s warrant liability and related fair market value adjustments on warrant liability for the year ended December 31, 2009.  The Company determined that the error was not material to prior quarters.  The Company has elected to provide corrected unaudited quarterly financial data presented in Note 18 to the Financial Statements, beginning on page F-31 of this report.

•
As of December 31, 2009, there was a material internal control weakness in the Company’s accounting for deferred income taxes.  This was identified as a result of errors identified during the audit in the Company’s tax provision.  Previously, the Company did not recognize a deferred tax liability related to its amortization of goodwill for tax purposes.  The Company reviewed and revised its tax provision to include this deferred tax liability as of January 1, 2009 and for the year ended December 31, 2009.  The Company determined that the error was not material to prior years.  The corrected unaudited quarterly financial data presented in Note 18 to the Financial Statements, beginning on page F-31 of this report has also been corrected for this matter.

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

INFORMATION ABOUT THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director's election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Company's current directors were either appointed by the plurality of votes cast by the holders of our common stock present, or represented, at the 2009 Annual Meeting of the Stockholders in July 2009, or elected by the board. On March 29, 2010, Gregory Curhan resigned from the Board of Directors. Mr. Curhan’s resignation is not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Name	Age	Director Since	Position
Steven Z. Strasser	61	2002	Chairman, Chief Executive Officer
John (BJ) Lackland	39	2002	Director, Chief Financial Officer, and Secretary
George Boyadjieff	71	2006	Director, Senior Technical Advisor
Douglas M. Dunn	67	2006	Director
Richard Morgan	64	2007	Director
Gary Rado	70	2005	Director
Kenneth Dickey	68	2009	Director, Consultant

Director Independence

Pursuant to SEC rules, a majority of our Board of Directors is comprised of independent directors, as defined under Section 121(A) of the New York Stock Exchange Constitution and Rules.  Messrs. Boyadjieff, Dickey, Dunn, Morgan and Rado are independent directors.  Our audit committee is comprised of Messrs. Dunn, Morgan and Rado; and our compensation committee is comprised of Messrs. Boyadjieff, Dickey and Rado, all of whom are independent directors.

Steven Strasser – Chairman and Chief Executive Officer. Prior to becoming the Company’s CEO in October 2004, Mr. Strasser was the Managing Director, founder and majority owner of Summit Energy Ventures LLC, currently the largest stockholder in Power Efficiency Corporation. Summit is a private equity firm focused on investments in companies with energy efficiency technologies. At Summit, Mr. Strasser spent four years, from 2001 through 2005, evaluating and investing in energy technology companies and serving on the boards of portfolio companies. Mr. Strasser has been a director since August 2002.

From 1984 through 2000, Mr. Strasser was the founder and CEO of Northwest Power Enterprises. Over its seventeen-year history, Northwest Power Enterprises and its predecessor companies were involved in multiple aspects of the energy development business.  Mr. Strasser received law degrees from McGill University, Montreal, Canada and the University of Washington, Seattle, Washington.

John (BJ) Lackland – Director, Chief Financial Officer, and Secretary. Mr. Lackland became the Company’s CFO in October 2004. Mr. Lackland has been the Vice President and Director Summit Energy Ventures since 2001, a private equity firm that is the largest stockholder in Power Efficiency Corporation. Summit focuses on investments in companies with energy efficiency technologies. At Summit, Mr. Lackland evaluated and invested in energy technology companies and served on the boards of portfolio companies. Prior to joining Summit, Mr. Lackland was the Director of Strategic Relations at Encompass Globalization, where he was in charge of strategic alliances and mergers and acquisitions. Prior to Encompass, he was the Director of Strategic Planning and Corporate Development at an Internet business development consulting company, where he was in charge of strategic planning and investor relations. Mr. Lackland has been an independent consultant to Fortune 1,000 companies and startups. Mr. Lackland also worked at The National Bureau of Asian Research, an internationally acclaimed research company focusing on U.S. policy toward Asia, where he led economic and political research projects for Microsoft, Dell, Compaq and U.S. government agencies. Mr. Lackland has been a director since August 2002.

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

Dr. Douglas Dunn — Dr. Dunn has had an extensive career in research, business and academic leadership. Dr. Dunn served as dean of Carnegie Mellon University's Graduate School of Industrial Administration (now the Tepper School of Business) from July 1996 through June 2002, after which he retired. He began his career at AT&T Bell Laboratories, and his corporate experienced culminated in senior positions as a corporate officer leading Federal Regulatory Matters, Regional Government Affairs, and Visual Communications and Multimedia Strategy for AT&T. Dr. Dunn is a board member of Universal Stainless & Alloy Products, Inc. (NasdaqNM: USAP). He holds a Ph.D. in business from the University of Michigan, an MS in industrial management and a BS in physics from the Georgia Institute of Technology.

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

Gary Rado – Mr. Rado retired in 2002 after being the President of Casio Inc. USA for 3 years. He joined Casio in 1996 as an EVP to spearhead the move into the digital camera business.  Before joining Casio, Mr. Rado was with Texas Instruments Inc. for 21 years.   He was the Division Manager of the Consumer Products Division Worldwide and ran the division for 7 years, including two years while based in Europe. This division was responsible for home computer, calculator, and educational products.  Mr. Rado earned a Bachelors of Science in Business Administration from Concord College in 1963.

Kenneth Dickey– Mr. Dickey is the co-founder of The Institute of Strategic Mapping, and has spent his extensive career learning how superior results can be achieved from very average businesses and how to translate this winning process into an understandable, reusable format.  Mr. Dickey has been retired since February 2002.  From October 1999 to February 2002, Mr. Dickey was Vice President Sales-Marketing for Safetronics, where he developed sales and marketing strategies, completed Safetronic’s acquisition of Fincor Electric, a manufacturer of variable frequency drives, and ran that business unit.  Prior to this, Mr. Dickey was the President/CEO of Cleveland Motion Control, Dynact Inc., and Motion Science, Inc., from February 1997 to October 1999.  Prior to this, Mr. Dickey served as Senior Vice-President Sales for Reliance Electric/Rockwell Automation from 1994 thru 1996. His responsibilities included Sales/Marketing with 76 sales offices (located in the Americas), which generated more than $900 million in revenue. He also spent 9 years as the Operating General Manager of the Industrial Motor Division at Reliance Electric from 1986 to 1994.  Mr. Dickey earned his Bachelor of Science degree in Finance from the University of Akron and an Executive MBA from Case-Western Reserve University.

On March 29, 2010, Gregory Curhan resigned from the Board of Directors. Mr. Curhan’s resignation is not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Our board of directors met eight times in 2009.

We do not have a policy that requires directors to attend our annual meetings of stockholders.  All but one of the directors attended the 2009 Meeting of Stockholders on July 16, 2009.

Audit Committee

Douglas Dunn, Richard Morgan and Gary Rado currently serve on our audit committee.  Messrs. Dunn, Morgan and Rado are each independent directors as required by Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A(3)(b)(1) of the Securities Exchange Act of 1934 and Section 121(A) of the New York Stock Exchange Constitution and Rules.  Raymond Skiptunis served as the Chairman of our audit committee from January 1 through April 20, 2009.  Dr. Dunn, the current Chairman of our audit committee, qualifies as a financial expert.  Our audit committee, among other things:

•	selects the independent auditors, considering independence and effectiveness;

•
receives the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence;

•	discusses the scope and results of the audit with the independent auditors and reviews with management and the independent auditors our interim and year-end operating results;

•	discusses with the independent accountant the matters required to be discussed by Statement on Auditing Standards No. 114 (Communications with Audit Committees);

•	considers the adequacy of our internal accounting controls and audit procedures;

•	reviews and approves all audit and non-audit services to be performed by the independent auditors; and

•	administers the whistleblower policy.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work.

Compensation Committee

Kenneth Dickey, Gary Rado and George Boyadjieff currently serve on our compensation committee.  Messrs. Dickey, Rado and Boyadjieff are independent directors as required by SEC Rules and as defined in Section 121(A) of the American Stock Exchange Constitution and Rules.  Mr. Dickey serves as the Chairman of our compensation committee.  Our compensation committee, among other things:

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Z. Strasser(1)	2009	$304,730	-	-	-	-	-	-	$304,730
Chairman and Chief	2008	$311,208	-	-	-	-	-	-	$311,208
Executive Officer

John (BJ) Lackland (2)	2009	$177,037	-	-	-	-	-	-	$177,037
Director and Chief	2008	$198,042	-	-	-	-	-	-	$198,042
Financial Officer			-	-	-	-	-	-	-

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

The following table sets forth the material financial terms of the agreements for each of our executives as of December 31, 2009:

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

(4)	At the discretion of the disinterested members of the Board.

(5)	Vesting evenly and quarterly over five years.

Outstanding equity awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Strasser	2,272,729	300,000	-	$0.22	5/31/2010	-	-	-	-
	2,039,771	-	-	$0.20	5/31/2015	-	-	-	-
	600,000	-	-	$0.65	11/28/2014	-	-	-	-

BJ Lackland	2,032,500	180,000	-	$0.20	5/31/2015	-	-	-	-
	375,000	-	-	$0.65	11/28/2014	-	-	-	-

Stock Option Plan Narrative Disclosure

As of December 31, 2009, we had an aggregate of 17,474,896 shares of Common Stock available for issuance under our stock plans. The following is a description of our plans.

2000 Stock Option and Restricted Stock Plan, or the 2000 Plan

The 2000 Plan was adopted by our board of directors and our stockholders in 2000.  On July 16, 2009, the 2000 Plan was amended and restated. As of December 31, 2009, no restricted shares of Common Stock have been issued, and 117,871 of the outstanding options to purchase shares of our Common Stock have been exercised pursuant to the 2000 Plan.  There are 17,474,896 options outstanding under the 2000 Plan as of December 31, 2009.

Share Reserve.  Under the 2000 Plan, we have initially reserved for issuance an aggregate of 25,000,000 shares.

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

Compensation of Directors Summary Table

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)***	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raymond J. Skiptunis*	$4,000	-	$8,250	-	-	-	$12,250
George Boyadjieff	-	-	$11,000	-	-	-	$11,000
Douglas M. Dunn	-	-	$13,750	-	-	-	$13,750
Richard Morgan	-	-	$11,000	-	-	-	$11,000
Gary Rado	-	-	$13,750	-	-	-	$13,750
Greg Curhan**	-	-	$11,000	-	-	-	$11,000
Kenneth Dickey	-	-	$17,250	-	-	-	$17,250

*	Mr. Skiptunis resigned from the Board of Directors on April 20, 2009.

**	Mr. Curhan resigned from the Board of Directors on March 29, 2010.

**	Aggregate fair value as of date of grant.

Narrative to Director Compensation

In January 2009, non-employee directors received options to purchase 100,000 shares of common stock per year for their board service, pro-rated for the quarters in the year they served.  Employee directors do not receive compensation for serving on the board of directors.  The Chairman of the Audit Committee received an additional 50,000 options per year, pro-rated for the quarters in the year he served, and $1,000 per month for the months in the year he served.  This cash payment ended when Mr. Skiptunis resigned as Chairman.  The remaining members of the audit committee receive an additional 25,000, prorated for the quarters in the year they served.  Depending on the anticipated workload and organization, the board of directors may elect to increase the compensation for committee members and/or all non-executive board members.

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

STOCK OWNERSHIP

The following table sets forth information as to our shares of common stock beneficially owned as of March 31, 2010 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

	Name of			Percent of
Title of Class	Beneficial Owner(1)	Shares Owned		Shares Owned(10)
Common Stock	Steven Strasser, CEO, Chairman of the Board	23,974,575	(2)	40.75%
Common Stock	John (BJ) Lackland, CFO, Director	2,886,026	(3)	6.07%
Common Stock	Gary Rado, Director	867,303	(4)	1.90%
Common Stock	George Boyadjieff, Director	3,472,105	(5)	7.36%
Common Stock	Douglas Dunn, Director	743,026	(6)	1.63%
Common Stock	Richard Morgan, Director	325,000	(7)	Less than 1%
Common Stock	Greg Curhan, Director	125,000	(8)	Less than 1%
Common Stock	Kenneth Dickey, Director	471,074	(9)	1.04%
Common Stock	Summit Energy Ventures, LLC	8,803,901	(2)	18.80%
Common Stock	Sarkowsky Family L.P.	9,118,455		18.32%
Common Stock	Ron Boyer	12,851,558		23.36%
Common Stock	Michael J. Goldfarb Enterprises	3,213,685		6.84%
Common Stock	Byron LeBow Family Trust	4,558,620		9.47%
Common Stock	Marathon Hard Asset Fund L.P.	5,289,370		10.98%
Common Stock	Irwin Helford Family Trust	3,341,424		7.10%
Common Stock	All Executive Officers and Directors as a Group (8 persons)	32,864,109		49.56%

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

(2)
Includes 9,968,910 common shares and common shares subject to options and warrants exercisable within 60 days of the date hereof held by Summit, in which Steven Strasser is one of two members, 2,010,000 common shares subject to the conversion of 20,100 shares of Series B Preferred Stock, 1,083,334 common shares subject to the conversion of 8,125 shares of Series C-1 Preferred Stock, and 10,912,331 common shares subject to options and warrants which are presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Strasser was also granted an additional 150,000 common shares subject to options which will become exercisable after 60 days of the date hereof.  Mr. Strasser’s options and warrants expire on various dates from May, 2010 through November, 2015.

(3)
Includes 188,526 common shares, 100,000 common shares subject to the conversion of 1,000 shares of Series B Preferred Stock, and 2,597,500 common shares and common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Lackland was also granted an additional 90,000 common shares subject to options which will become exercisable after 60 days of the date hereof.  Mr. Lackland’s options and warrants expire on various dates from May, 2010 through November, 2015.

(4)
Includes 61,053 common shares, 200,000 common shares subject to the conversion of 2,000 shares of Series B Preferred Stock, and 606,250 common shares subject to options presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Rado was also granted an additional 93,750 common shares subject to options which will become exercisable after 60 days of the date hereof.  Mr. Rado’s options expire on various dates from September, 2015 through February, 2020.

(5)
Includes 1,122,105 common shares, 400,000 common shares subject to the conversion of 4,000 shares of Series B Preferred Stock, and 1,950,000 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Boyadjieff was also granted an additional 75,000 common shares subject to options which will become exercisable after 60 days of the date hereof.  Mr. Boyadjieff’s options and warrants expire on various dates from April, 2010 through February, 2020.

(6)
Includes 30,526 common shares, 100,000 common shares subject to the conversion of 1,000 shares of Series B Preferred Stock, and 612,500 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof.  Dr. Dunn was also granted an additional 112,500 shares of common stock subject to options which will become exercisable after 60 days of the date hereof.  Dr. Dunn’s options expire on various dates from May 2016 through February, 2020.

(7)
Includes 325,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof.  Mr. Morgan was also granted an additional 75,000 common shares subject to options exercisable after 60 days of the date hereof.  Mr. Morgan’s options expire on various dates from January, 2017 through February, 2020.

(8)
Includes 125,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof.  Mr. Curhan was also granted an additional 75,000 common shares subject to options exercisable after 60 days of the date hereof.  Mr. Curhan’s options expire on various dates from March, 2019 through February, 2020.

(9)
Includes 4,407 common shares, 166,667 common shares subject to the conversion of 1,250 shares of Series C-1 Preferred Stock, 300,000 common shares subject to options and warrants presently exercisable or which will become exercisable within 60 days of the date hereof.  Mr. Dickey was also granted an additional 75,000 common shares subject to options exercisable after 60 days of the date hereof.  Mr. Dickey’s options expire on various dates from February, 2012 through February, 2020.

(10)	The percentage for common stock includes all common shares subject to options and warrants exercisable within 60 days of the date hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Relationship with Steven Strasser and Summit

Mr. Strasser, our CEO, owns 99.5% of Summit.  As of March 31, 2009, Summit owned 6,803,901 shares of our common stock and 2,000,000 warrants to purchase common stock.  In addition, Mr. Strasser owns beneficially 23,974,575 shares of common stock (including those shares beneficially owned by Summit) issued or issuable on the exercise of options and warrants, the conversion of Series B Preferred Stock and the conversion of Series C-1 Preferred Stock,  exercisable within 60 days of March 31, 2009.

On March 30, 2010, the Company issued unsecured notes payable to Steven Strasser, the Company’s CEO, totaling $125,000. The notes bear interest at 5%, payable upon maturity. The notes mature two months after issuance.

On February 24, 2010, Mr. Strasser purchased 1,875 shares of Series C-1 Preferred Stock and 93,750 warrants to purchase the Company’s common stock for $75,000 in cash.

On December 11, 2009, Mr. Strasser exchanged 6,250 shares of Series C Preferred Stock into 6,250 shares of Series C-1 Preferred Stock and 312,500 warrants to purchase the Company’s common stock.

On September 29, 2009, Mr. Strasser purchased 350,000 shares of common stock, 2,500 shares of Series B Preferred Stock, and 203,062 warrants to purchase the Company’s common stock for $90,000 in cash, from another shareholder

On August 12, 2009, Mr. Strasser purchased 6,250 shares of Series C Preferred Stock and 312,500 warrants to purchase the Company’s common stock for $250,000 in cash

On January 21, 2008, Mr. Strasser purchased 1,600 units, resulting in the issuance of 1,600 shares of Series B Preferred Stock and 80,000 warrants to purchase the Company’s common stock, for $80,000 in cash.

Relationship with John (BJ) Lackland

Mr. Lackland, our CFO, owns 0.5% of Summit.  Mr. Lackland owns beneficially 2,886,026 shares of common stock, issued or issuable on the exercise of options and warrants, and the conversion of Series B Preferred Stock, exercisable within 60 days of December 31, 2009.

On September 29, 2009, Mr. Lackland purchased 1,000 shares of Series B Preferred Stock and 50,000 warrants to purchase the Company’s common stock for $15,000 in cash, from another shareholder.

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed in fiscal years 2009 and 2008 for professional services rendered by the principal registered accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $90,064 and $68,125, respectively.

(2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 14(1) above were $0 and $0, respectively.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2009 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $5,750 and $3,250, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2009 and 2008 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 14(3) above were $0 and $0, respectively.

(5) Audit Committee Approval

During fiscal year 2009 and 2008, the Audit Committee pre-approved all engagements and fees for services the principal registered accountant provided since it was formally formed.

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

3.9	Certificate of Designation of the Company’s Series C Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 21, 2009.

4.1	Form of Placement Agent Warrant issued pursuant to Exhibit 10.45, incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K Filed on July 19, 2005

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on July 19, 2005

4.3	Specimen common stock certificate of the Company, incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2/A Registration Statement filed December 8, 2005.

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

4.9	Form of Warrant, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 21, 2009.

10.1	United States Patent #5,821,726, incorporated by reference to Exhibit 10(g) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.2	1994 Stock Option Plan, incorporated by reference to Exhibit 10(i) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.3	Patent License Agreement (DN-858) with NASA, incorporated by reference to Exhibit 10.10 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.4	Patent License Agreement (DE-256) with NASA incorporated by reference to Exhibit 10.11 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.5	Settlement and Release Agreement with NASA incorporated by reference to Exhibit 10.12 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.6	Modification No. 1 to Patent License Agreement (DE-256) with NASA, incorporated by reference to Exhibit 10.13 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.7	Product Warranty, incorporated by reference to Exhibit 10.16 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.8	Test Report from Medsker Electric, Inc., incorporated by reference to Exhibit 10.17 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.9	Test Report from Oak Ridge National Laboratory, incorporated by reference to Exhibit 10.18 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.10	Test Report from Oregon State University - The Motor Systems Resource Facility, incorporated by reference to Exhibit 10.19 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.11	Test Report from Otis Elevator Co., incorporated by reference to Exhibit 10.20 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.12	Certificate of Amendment of Warrant, incorporated by reference to Exhibit 10.4 to Company's Current Report on Form 8-K filed May 25, 2003.

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

10.46	Securities Purchase Agreement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 21, 2009.

31.1	Certification of Steven Strasser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2	Certification of John Lackland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32.1	Certification of Steven Strasser pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

32.2	Certification of John Lackland pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: March 31, 2010	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief
Executive Officer and Chairman of the Board

Dated: March 31, 2010	By:	/s/ JOHN LACKLAND
John Lackland, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 2010	By:	/s/ Gary Rado
Gary Rado, Director

Dated: March 31, 2010	By:	/s/ George boyadjieff
George Boyadjieff, Director

Dated: March 31, 2010	By:	/s/ Douglas Dunn
Dr. Douglas Dunn, Director

Dated: March 31, 2010	By:	/s/ Richard Morgan
Richard Morgan, Director

Dated: March 31, 2010	By:	/s/ Kenneth Dickey
Kenneth Dickey, Director

POWER EFFICIENCY CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2009 AND 2008

INDEX

Page
Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Financial Statements:

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Power Efficiency Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Power Efficiency Corporation as of December 31, 2009 and the related statement of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO Seidman LLP

Las Vegas, Nevada
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Power Efficiency Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Power Efficiency Corporation, (a Delaware corporation) (the "Company") as of December 31, 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and the Company has experienced a deficiency of cash from operations.  These matters raise substantial doubt as to the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Sobel & Co., LLC
Certified Public Accountants

March 30, 2009
Livingston, New Jersey

POWER EFFICIENCY CORPORATION
BALANCE SHEETS

	Year Ended December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$247,564	$2,100,013
Accounts receivable, net of allowance of $28,861 in 2009 and $26,082 in 2008	66,143	44,159
Inventories	281,253	246,020
Prepaid expenses	36,437	47,165
Total Current Assets	631,397	2,437,357

PROPERTY AND EQUIPMENT, Net	86,533	144,967

OTHER ASSETS:
Deposits	26,914	38,206
Patents, net	86,342	64,711
Goodwill	1,929,963	1,929,963
Total Other Assets	2,043,219	2,032,880

	$2,761,149	$4,615,204

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$722,195	$555,789
Warrant liability	828,827	-
Total Current Liabilities	1,551,022	555,789

LONG-TERM LIABILITIES:
Deferred rent	8,918	12,668
Deferred tax liability	399,567	-
Total Long-Term Liabilities	408,485	12,668

Total Liabilities	1,959,507	568,457

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series B and Series C-1 Convertible Preferred Stock, $0.001 par value 10,000,000 shares authorized, 170,250 issued and outstanding in 2009 and 140,000 issued and outstanding in 2008	170	140

Common stock, $0.001 par value, 140,000,000 shares authorized, 44,825,883 shares issued and oustanding in 2009 and 43,255,441 shares issued and oustanding in 2008	44,826	43,256

Additional paid-in capital	36,797,628	35,307,119
Accumulated deficit	(36,040,982)	(31,303,768)
Total Stockholders' Equity	801,642	4,046,747

	$2,761,149	$4,615,204

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

REVENUES	$283,990	$480,513

COMPONENTS OF COST OF SALES:
Material, labor and overhead	223,762	356,942
Inventory obsolesence expense	-	40,758
Total Cost of Sales	223,762	397,700

GROSS PROFIT	60,228	82,813

COSTS AND EXPENSES:
Selling, general and administrative	2,649,733	3,032,733
Research and development	953,004	1,016,158
Depreciation and amortization	66,589	74,539
Total Costs and Expenses	3,669,326	4,123,430

LOSS FROM OPERATIONS	(3,609,098)	(4,040,617)

OTHER INCOME (EXPENSE):
Interest income	15,294	104,684
Change in fair value of warrant liability	(514,089)	-
Total Other Income (Expenses), Net	(498,795)	104,684

LOSS BEFORE PROVISION FOR TAXES	(4,107,893)	(3,935,933)

PROVISION FOR TAXES	(60,815)	(12,271)

NET LOSS	(4,168,708)	(3,948,204)

DIVIDENDS PAID OR PAYABLE ON SERIES B. SERIES C AND
SERIES C-1 CONVERTIBLE PREFERRED STOCK	1,270,984	545,800

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(5,439,692)	$(4,494,004)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	43,390,464	40,909,504

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2009 AND 2008

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2008	40,367,523	$40,368	134,400	$134	$33,741,902	$(26,809,764)	$6,972,640
Issuance of common stock	40,000	40	-	-	7,960	-	8,000
Issuance of preferred stock	-	-	5,600	6	279,994	-	280,000
Common stock dividends paid	2,729,000	2,729	-	-	543,071	(545,800)	-
Common stock issued upon exercise of
options and warrants	118,918	119	-	-	(119)	-	-
Warrants and options issued with common
stock and debt and to employees and
consultants, including debt discount	-	-	-	-	765,504	-	765,504
Expenses related to issuance of
preferred and common stock	-	-	-	-	(31,193)	-	(31,193)
Net loss	-	-	-	-	-	(3,948,204)	(3,948,204)
Balance, December 31, 2008	43,255,441	43,256	140,000	140	35,307,119	(31,303,768)	4,046,747
Cumulative effect of change in accounting for warrant liability	-	-	-	-	(1,433,954)	1,052,099	(381,855)
Cumulative effect of deferred tax provision	-	-	-	-	-	(349,621)	(349,621)
Adjusted opening balance, January 1, 2009	43,255,441	43,256	140,000	140	33,873,165	(30,601,290)	3,315,271
Issuance of preferred stock	-	-	30,250	30	620,063	-	620,093
Warrants issued with preferred stock	-	-	-	-	657,024	-	657,024
Preferred stock dividends recognized on beneficial conversion
features of preferred stock issuances	-	-	-	-	589,907	(589,907)	-
Expenses related to issuances of preferred stock	-	-	-	-	(27,181)	-	(27,181)
Common stock issued upon cashless exercise
of options and warrants	18,781	19	-	-	(19)	-	-
Warrants and options issued to employees and consultants	-	-	-	-	405,143	-	405,143
Preferred stock dividends paid or payable in comon stock	1,551,661	1,551	-	-	679,526	(681,077)	-
Net loss	-	-	-	-	-	(4,168,708)	(4,168,708)
Balance, December 31, 2009	44,825,883	$44,826	170,250	$170	$36,797,628	$(36,040,982)	$801,642

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(4,168,708)	$(3,948,204)
Adjustments to reconcile net loss to net cash
used for operating activities:
Bad debt expense	8,149	7,770
Inventory obsolescense expense	-	40,758
Depreciation and amortization	66,589	74,539
Loss on disposition of fixed assets	3,097	-
Warrants and options issued in connection with services from vendors
and to employees and consultants	405,143	765,504
Change in fair value of warrant liability	514,089	-
Common Stock issued for consulting services	-	7,960
Deferred tax provision	49,946	-
Changes in certain assets and liabilities:
Accounts receivable	(30,133)	57,323
Inventory	(35,233)	(155,016)
Prepaid expenses	10,728	(5,869)
Deposits	11,292	84,057
Accounts payable and accrued expenses	166,405	(30,669)
Customer deposits	-	(1,605)
Deferred rent	(3,750)	605
Net Cash Used for Operating Activities	(3,002,386)	(3,102,847)

INVESTING ACTIVITIES:
Costs related to patent applications	(24,174)	(27,507)
Purchase of property, equipment and other assets	(9,601)	(104,857)
Sale of property, equipment and other assets	893	-
Net Cash Used for Investing Activities	(32,882)	(132,364)

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of costs	1,182,819	248,846
Net Cash Provided by Financing Activities	1,182,819	248,846

DECREASE IN CASH	(1,852,449)	(2,986,365)

CASH
Beginning of year	2,100,013	5,086,378

End of year	$247,564	$2,100,013

See notes to financial statements.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1  -  NATURE OF BUSINESS:

Power Efficiency Corporation ("Power Efficiency" and/or the "Company"), is incorporated in Delaware.  Power Efficiency designs, develops, markets and sells proprietary solid state electrical devices designed to reduce energy consumption in alternating current induction motors.  Alternating current induction motors are commonly found in industrial and commercial facilities throughout the world.  The Company currently has one principal and proprietary product: the three phase Motor Efficiency Controller, which is used in industrial and commercial applications, such as rock crushers, granulators, and escalators.  Additionally, the Company has developed a digital single phase controller in preparation for working with Original Equipment Manufacturers (“OEMs”) to incorporate the technology into their equipment.

The Company's primary customers have been OEMs and commercial accounts located throughout the United States of America and various countries.

Power Efficiency formed Design Efficient Energy Services, LLC, a Delaware limited liability company.  This entity was formed to obtain energy grants and rebates for customers of the Company from state governmental bodies.  Design Efficient Energy Services, LLC has been inactive since inception.

NOTE 2  -  GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, and the Company experienced a $3,002,386 deficiency of cash from operations in 2009 and lacks sufficient liquidity to continue its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.  Continuation of the Company as a going concern is dependent upon achieving profitable operations.  Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers.  Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing.  However, there are no assurances that sufficient capital will be raised.  If we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations.

NOTE 3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Inventories:

Inventories are valued at the lower of cost or market using the first-in, first-out cost flow assumption.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence was not necessary at December 31, 2009 or 2008.

As of December 31, inventories are comprised as follows:

	2009	2008
Raw materials	$175,806	$178,698
Finished Goods	105,447	67,322
Inventories	$281,253	$246,020

Accounts Receivable:

The Company carries its accounts receivable at cost less an allowance for doubtful accounts and returns.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  The Company recorded an allowance for doubtful accounts of $28,861 and $26,082 as of December 31, 2009 and 2008, respectively.

Research and Development:

Research and development expenditures are charged to expense as incurred.

Property, Equipment and Depreciation:

Property and equipment are stated at cost.  Maintenance and repairs are expensed as incurred, while betterments are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.  Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets is not recoverable.

Website:

Website development, maintenance and hosting costs are charged to expense as incurred.

Shipping and Handling Costs:

The Company bills customers for freight.  Actual costs for shipping and handling are included as a component of cost of sales.

Patents:

Costs associated with applying for U.S. patents based upon technology developed by the Company are capitalized.  At the time the patented technologies are used in the business, the asset will be amortized on a straight line basis, over the remaining term of the patent.  If no patent is issued, these costs will be expensed in the period when it is determined that no patent will be issued.

Deferred Rent:

The Company accounts for rent expense on a straight-line basis for financial reporting purposes.  The difference between cash payments and rent expense is included in deferred rent.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Fair Value Measurements:

We measure fair value in accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures (prior authoritative literature: FASB SFAS No. 157, Fair Value Measurements, issued September 2006) (“FASB ASC 820-10 (SFAS 157)”).  FASB ASC 820-10 (SFAS No. 157) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 (SFAS No. 157) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied FASB ASC 820-10 (SFAS 157) to recognize the liability related to its derivative instruments at fair value and to determine fair value for purposes of testing goodwill for impairment.

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions about market participants’ assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from an equity financing in 2005 (see Note 10).  In accordance with FASB ASC 820-10 (SFAS 157), the warrant liabilities are being remeasured to fair value each quarter until they all expire.  The warrants are valued using the Black-Scholes option pricing model, using observable and unobservable assumptions (Level 3) consistent with our application of FASB ASC 718 (SFAS 123(R)).

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Revenue Recognition:

Revenue from product sales is recognized when pervasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded.

Loss Per Common Share:

Loss per common share is determined by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per common share is equivalent to basic loss per common share and is presented on the statement of operations.

Accounting for Stock Based Compensation:

The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718, Share-Based Payments (Prior authoritative literature: FASB SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”)).  FASB ASC 718 (SFAS 123(R)) requires companies to expense the value of all employee stock options and similar awards. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be materially different from what we have recorded in the current period.  The impact of applying FASB ASC 718 (SFAS 123(R)) approximated $405,000 and $766,000 in compensation expense during the years ended December 31, 2009 and 2008, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.  The Company issues new authorized, unissued shares upon exercise of stock options.

Product Warranties:

The Company warranties its products for two years.  Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience. Warranty expenses include accruals for basic warranties for products sold.  While management believes our estimates are reasonable, an increase or decrease in submitted warranty claims could affect warranty expense and the related current and future liability.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Provision for Income Taxes:

The Company utilizes the asset and liability method of accounting for income taxes pursuant to FASB ASC 740 Accounting for Income Taxes (Prior authoritative literature FASB SFAS No. 109, Accounting for Income Taxes (“SFAS 109”)), which requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  FASB ASC 740 (SFAS 109) additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  We have reported net operating losses for consecutive years, and do not have projected taxable income in the near future.  This significant evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets.

Goodwill:

FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill shall not be amortized.  At a minimum, goodwill is tested for impairment, on an annual basis by the Company, or when certain events indicate a possible impairment, utilizing a two-step test, as described in FASB ASC 350 (SFAS 142).  A significant impairment could have a material adverse effect on our financial condition and results of operations.  No impairment charges were recorded in 2009 or 2008.

The first part of the test is to compare the Company’s fair market value to the book value of the Company as of the date of the test.  If the fair market value of the Company is greater than the book value, no impairment exists as of the date of the test.  However, if book value exceeds fair market value, the Company must perform part two of the test, which involves recalculating the implied fair value of goodwill by repeating the acquisition analysis that was originally used to calculate goodwill, using purchase accounting as if the acquisition happened on the date of the test, to calculate the implied fair value of goodwill as of the date of the test.

Advertising:

Advertising costs are expensed as incurred.  Advertising expenses were $4,553 and $48,987 for the years ended December 31, 2009 and 2008, respectively.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

New Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available.  ASU 2009-13 eliminates residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.”  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  We have not yet determined the impact of the adoption of ASU 2009-13 on our consolidated financial statements.

In January 2010, the FASB issued accounting standards update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing what impact, if any, ASU No. 2010-06 will have on our fair value disclosures; however, we do not expect the adoption of the guidance provided in this codification update to have any material impact on our consolidated financial statements.

Financial Statement Reclassifications:

Certain reclassifications have been made to the 2008 financial statements in order for them to conform to the 2009 financial statement presentation.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4  -  PREPAID EXPENSES:

As of December 31, prepaid expenses assets are comprised as follows:

	2009	2008
Prepaid insurance	$5,634	$10,192
Other prepaid expenses	30,803	36,973
Prepaid expenses	$36,437	$47,165

NOTE 5  -  PROPERTY AND EQUIPMENT:

At December 31, property and equipment is comprised as follows:

	2009	2008
Machinery and equipment	$205,797	$253,976
Office furniture and equipment	20,113	20,113
	225,910	274,089
Less: Accumulated depreciation	139,377	129,122
Property and equipment, net	$86,533	$144,967

Depreciation for the years ended December 31, 2009 and 2008 amounted to $64,045 and $71,996, respectively.

NOTE 6  -  GOODWILL:

In accordance with FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), previously recognized goodwill was tested by management for impairment during 2009 and 2008 utilizing a two-step test.  At a minimum, an annual goodwill impairment test is required, or when certain events indicate a possible impairment.

The first part of the test is to compare the Company’s fair market value to the book value of the Company).  If the fair market value of the Company is greater than the book value, no impairment exists as of the date of the test.  However, if book value exceeds fair market value, the Company must perform part two of the test, which involves recalculating the implied fair value of goodwill by repeating the acquisition analysis that was originally used to calculate goodwill, using purchase accounting as if the acquisition happened on the date of the test, to calculate the implied fair value of goodwill as of the date of the test.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated  fair market value substantially exceeded the company’s book value as of December 31, 2009 and 2008.  Based on this, no impairment exists as of December 31, 2009 and 2008.

NOTE 7  -  INTANGIBLE ASSETS:

Intangible assets subject to amortization consist of the following at December 31:

	2009	2008
Patents	$101,283	$77,109
Less: Accumulated amortization	14,941	12,398
Intangible Assets, Net	$86,342	$64,711

Amortization expense in 2009 and 2008 amounted to $2,542 for each year.

During 2009 and 2008, the Company capitalized approximately $24,000 and $28,000 in expenses related to patent filings, respectively.  The Company will begin amortizing these costs over the life of the patent, once the patented technologies are used in the business.

Amortization expense expected in the succeeding five years for the Company’s existing patents is as follows:

2010	$2,542
2011	2,542
2012	2,542
2013	2,542
2014	2,542
Thereafter	73,632
$86,342

NOTE 8  -  CONCENTRATIONS OF CREDIT RISKS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivable.

The Company maintains cash balances with commercial banks which at times may be in excess of the insured limits.

Sales and accounts receivable currently are from a relatively small number of customers of the Company's products.  The Company closely monitors extensions of credit.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Four customers accounted for approximately 71% of 2009 sales and 79% of accounts receivable at December 31, 2009.  One of these customers accounted for 49% of 2009 sales and 42% of accounts receivable at December 31, 2009. Four customers accounted for approximately 82% of 2008 sales and 21% of accounts receivable at December 31, 2008.  One of these customers accounted for 60% of 2008 sales and 10% of accounts receivable at December 31, 2008.

International sales as a percentage of total revenues were 1% and 1% for each of the years ended December 31 2009 and 2008.

NOTE 9  -  PROVISION FOR TAXES:

The income tax provision is summarized as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Current
Federal	$-	$-
State	10,869	12,271
Total current	10,869	12,271

Deferred
Federal	48,308	-
State	1,638	-
Total deferred	49,946	-

Total tax expense	$60,815	$12,271

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Accrued expenses	$10,145	$9,169
Net operating losses	10,351,295	9,998,009
Stock based compensation	503,494	-
Tax credits	48,390	48,390

Total deferred tax assets	10,913,324	10,055,568

Deferred tax liabilities:
Goodwill	(399,567)	(349,621)
Fixed asset basis differences	(16,062)	(22,337)

Total deferred tax liabilities	(415,629)	(371,958)

Preliminary net deferred tax asset	10,497,695	9,683,610
Less: valuation allowance for deferred tax asset	(10,897,262)	(9,683,610)
Net deferred tax liability	$(399,567)	$-

The valuation allowance increased by $1.2 million during 2009 and $1.4 million during 2008 primarily due to losses from current operations.  Approximately $349,000 of the change during 2009 was related to the prior year tax provision error discussed in Note 18.

As of December 31, 2009 and 2008, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $29.5 million and $26.1 million, respectively.  These net operating losses expire beginning 2020 through 2029.

FASB ASC 740-10 (SFAS 109) requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset and that management assesses whether realization is “more likely than not.”  Realization of the future tax benefits is dependent of the Company’s ability to generate sufficient taxable income within the carryforward period.  Because of the Company’s history of operating losses, management believes that the recognition of the deferred tax assets arising from the above mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

A reconciliation of the statutory tax rates for the years ended December 31 is as follows:

	2009	2008
Statutory rate	(34)%	(34)%
State income taxes – all states	(1)%	(1)%
Non-deductible stock based compensation	2%	-%
Change in fair value of warrant liability	4%	-%
True up of deferred tax balances	9%	-%
Change in valuation allowance	21%	35%
Effective tax rate	1%	-%

The Company accounts for uncertain tax positions under the provisions of FASB ASC 740-10 (FIN 48).  The Company has not identified any uncertain tax positions, nor does it believe it will have any material changes over the next 12 months.  Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision.  However, since there are no unrecognized tax benefits as a result of the tax positions taken, there are no accrued interest and penalties.

In previous years, the Company did not recognize a deferred tax liability related to its amortization of goodwill for tax purposes.  The Company reviewed and revised its tax provision to include this deferred tax liability as of January 1, 2009 and for the year ended December 31, 2009.  The Company determined that the error was not material to prior years (see Note 18).

NOTE 10  -  WARRANTS:

Warrant activity during the years ended December 31, 2008 and 2009 follows:

	Warrants	Average Exercise Price
Warrants outstanding at January 1, 2008	29,013,968	$0.45
Issued during 2008	1,280,000	0.44
Exercised during 2008	(299,188)	0.20
Warrants outstanding at December 31, 2008	29,994,780	0.45
Issued during 2009	3,916,250	0.33
Canceled or Expired in 2009	(2,523,561)	0.55
Warrants outstanding at December 31, 2009	31,387,469	$0.43

During 2009, the Company issued the following warrants: 1,235,000 warrants as consulting fees to various consultants, which were valued at approximately $175,000, and expensed in accordance with each warrant’s vesting schedule, as selling, general and administrative expenses; 2,681,250 warrants to investors, in connection with the Company’s private offerings of convertible preferred stock (see Note 15), which were valued at approximately $590,000, of which 1,512,500 warrants valued at approximately $408,000 were classified in equity and 1,168,750 warrants valued at approximately $182,000 were initially classified as liabilities.  Subsequent to the grant date and upon modification, the 1,168,750 warrants were reclassified into paid-in capital at their fair value totaling $248,680 on the dates of reclassification.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

During 2008, the Company issued the following warrants: 1,000,000 warrants as consulting fees to sales consultants, which were valued at approximately $290,000.  Because these warrants vest at the discretion of the CEO, the Company did not recognize an expense for these warrants in 2009 or 2008; 280,000 warrants to investors, in connection with the Company’s private offering of convertible preferred stock (see Note 15), which were valued at approximately $90,160, and recorded as additional paid-in capital.  During 2008, the Company also expensed and included in selling general and administrative expenses, $5,153 related to warrants, which vested during 2008.  These warrants were issued in 2007 as consulting fees to a sales consultant.

The fair value of each warrant is estimated on the date of grant based on the Black-Scholes option pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested stock warrants, and the amount of vested stock warrants as a percentage of total stock warrants outstanding.

The fair value of warrants granted is estimated on the date of grant based on the weighted-average assumptions in the table below.  The assumption for the expected life is based on evaluations of historical and expected exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  The historical daily stock volatility of the Company’s common stock (the Company’s only class of publically traded stock) over the estimated life of the stock warrant is used as the basis for the volatility assumption.

	Years ended December 31,
	2009	2008
Weighted average risk-free rate	0.18% - 2.70%	4.06%
Average expected life in years*	3	3.5
Expected dividends	None	None
Volatility	121% - 209%	275%
Forfeiture rate	46%	43%

*	The remaining useful life of 0.52 years was used to calculate the value of warrant liability as of December 31, 2009

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Warrant Liability:

On January 1, 2009, the Company adopted FASB ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005.  The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with FASB ASC 815 (EITF 07-5) based on an evaluation of the terms and conditions related to the warrant agreements, which provide that the exercise price of these warrants shall be reduced, if through a subsequent financing, the Company issues common stock below the lowest per share purchase price of the offering.  The warrant liability was valued at $828,827 and $381,856 as of December 31, 2009 and January 1, 2009, respectively, resulting in non-cash losses in our statement of operations of $514,089 (including the fair value adjustment of $67,118 relating to warrants reclassified to equity) for the year ended December 31, 2009.  In adopting ASC 815 (EITF 07-5), the Company recorded a $1,052,099 cumulative adjustment to opening accumulated deficit and a reduction to paid-in capital of $1,433,954 on January 1, 2009.  In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at the balance sheet date.  Changes in the fair value of warrants classified as liability are recognized in earnings.

Also, on August 12, 2009 and October 5, 2009, the Company issued 1,168,750 warrants to purchase the Company’s common stock, in conjunction with its sale of Series C Convertible Preferred Stock.  The warrant agreements drafted for these warrants inadvertently contained an anti-dilution provision, which required the warrants to be classified as a liability.  As a result, the Company initially classified $181,562 as a warrant liability.  The Company reclassified these warrants to paid-in capital upon receiving consent from each of the holders of these warrants to correct the warrant agreements to remove the anti-dilution provision.  The fair value of the warrants on the dates of reclassification totaled $248,680, resulting in an additional non-cash loss of $67,118 in our statement of operations for the year ended December 31, 2009.  On December 11, 2009, the $248,680 was reclassified to paid-in capital.

The Company has estimated the fair value of its warrant liability using the Black-Scholes option pricing model (Level 3 inputs) containing the following assumptions:  volatility 121%, risk-free rate 1.78%, term equivalent to the remaining life of the warrants.  The Company recorded a non-cash expense related to these warrants of $514,089 for the year ended December 31, 2009, which was recorded in other income (expense).

The following reconciles the warrant liability for the nine months ended December 31, 2009:

Beginning balance, January 1, 2009	$381,856
Warrants classified as liabilities in 2009	181,562
Warrants reclassified to paid-in capital in 2009	(248,680)
Changes in fair value	514,089
Ending balance, December 31, 2009	$828,827

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11  -  STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2008 and 2009 follows:

	Shares	Average Exercise Price	Aggregate Intrinsic Value*
Options outstanding and exercisable at January 1, 2008	14,309,896	$0.36	$2,718,880
Granted during 2008	1,095,000	0.50
Cancelled during 2008	(1,825,000)	0.37
Options outstanding and exercisable at December 31, 2008	13,579,896	$0.37	$-
Granted during 2009	4,450,000	0.27
Cancelled during 2009	(485,000)	0.42
Exercised during 2009**	(70,000)	0.30	7,700
Options outstanding and exercisable at December 31, 2009	17,474,896	$0.34	$-

*
The aggregate intrinsic value represents the amount by which the market price of the Company’s common stock exceeds the average exercise price of outstanding options on a specific date, multiplied by the amount of outstanding options on that date.  If the average exercise price on the specific date exceeds the market price of the Company’s common stock, the intrinsic value is $0.

**	All options were exercised under an approved cashless exercise

Weighted average remaining contractual life at December 31, 2009, for all options is 7.69 years.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan").  On July 16, 2009, the 2000 Plan was amended and restated.  The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 25,000,000 shares of common stock.  170,000 options have been exercised cashlessly, resulting in the issuance of 78,781 common shares, to date.  There are 17,474,896 options outstanding under the 2000 Plan as of December 31, 2009.

During 2009, the Company granted 4,450,000 stock options to directors and employees at exercise prices approximating fair market value of the stock on the date of each grant.  Such issuances to directors and employees were valued at $640,170, utilizing similar factors as described below.  Stock options issued to directors vest evenly per quarter during 2009.  Stock options issued to employees vest evenly over five years from the date of issuance.  Total stock options expensed during 2009, including stock options granted in prior years which vested during the current year, totaled $229,844, of which $26,172 was expensed and included in research and development expenses, and $203,672 was expensed and included in selling, general and administrative expenses.  The fair market value of stock options issued in 2009 that has not been expensed is $591,071, and will be expensed evenly over the next four years, unless cancelled.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

During 2008, the Company granted 1,095,000 stock options to directors and employees at exercise prices approximating fair market value of the stock on the date of each grant.  Such issuances to directors and employees were valued at $237,110, utilizing similar factors as described below.  Stock options issued to directors vest evenly per quarter during 2009.  Stock options issued to employees vest evenly over five years from the date of issuance.  Total stock options expensed during 2009, including stock options granted in prior years which vested during 2008, totaled $760,350, of which a net reduction of $9,283 was recorded and included in research and development expenses for options that were cancelled during the year, and $769,633 was expensed and included in selling, general and administrative expenses.  The fair market value of stock options issued in 2008 that has not been expensed is $136,282, and will be expensed evenly over the next three years, unless cancelled.

In 1994, the Company adopted a Stock Option Plan (the "1994 Plan").  The 1994 Plan provides for the granting of options to purchase up to 71,429 shares of common stock.  No options have been exercised to date.  There are no options outstanding under the 1994 Plan, and the Company does not plan to issue any more options under this plan.

Share Based Compensation Payments:

During the year ended December 31, 2009, the Board of Directors authorized the net issuance of 4,450,000 stock options to directors and employees.  During the year ended December 31, 2008, the Board of Directors authorized the net issuance of 1,095,000 stock options to directors and employees.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: average expected volatility of 161% and 275% for the years ended December 31, 2009 and 2008, respectively; average risk-free interest rate of 2.9% and 4.06% for the years ended December 31, 2009 and 2008, respectively;  expected remaining lives of 10 years; no expected dividends for the years ended December 31, 2009 and 2008; and forfeiture rates of 46% and 43% for the years ended December 31, 2009 and 2008, respectively.

The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718 (SFAS 123(R)).  FASB ASC 718 (SFAS 123(R)) requires companies to expense the value of employee stock options and similar awards over the requisite service period.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be materially different from what we have recorded in the current period.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases office space, a manufacturing and warehousing facility, and a research and development facility in Las Vegas, Nevada.  The office space lease includes a payment of $11,292 per month, plus annual increases of 3% per year, which includes all cleaning and utilities, except phone and internet service.  The term of the lease is five years.

The Company also leases a manufacturing and warehouse facility and a research and development facility.  The lease includes a payment of $3,600, plus common area maintenance charges, per month.  The term of the lease is three years and one month.

Minimum future rentals are as follows:

Year
2010	177,091
2011	12,688
$189,779

Rent expense, including base rent and additional charges, for the year ended December 31, 2009 and 2008 was $205,160 and $212,742, respectively.

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

The Company filed and received its own patent (No. 5.821.726) on the Company’s analog technology, that expires in 2017 that management believes will protect the Company's intellectual property position.  The Company has also filed three utility patents in new inventions associated with the development of its digital products, which are all pending approval with the U.S. Patent and Trademark Office.  The costs associated with these patents are capitalized and presented in the balance sheet.

Software User License Agreements:

In 2009, the Company entered into an agreement to purchase software licenses for accounting, manufacturing and CRM software.  The commitment of the software license agreement is approximately $28,000 in 2010 and $27,000 in 2009.  These amounts will be/are included net of amortization in prepaid expenses on the face of the balance sheet.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Litigation:

The Company is currently involved in a lawsuit against one of its former directors, who was also an employee of the Company, as well as the company the former director formed (collectively, the “Defendants”).  The Company filed this action against the Defendants for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendant’s use of the Company’s confidential and proprietary information in the development and marketing of motor control products.  The Company seeks a temporary retraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendants.  The Company’s original complaint was filed on November 25, 2008, and its amended complaint was filed on August 6, 2009, in the U.S. District Court, District of Nevada.

Subcontractors:

On September 6, 2007, the Company entered into a manufacturing service agreement with Sanima-Sci Corporation (“Sanmina-Sci”) for the production of digital units and digital circuit boards.  Pursuant to this agreement, the Company will purchase an amount of digital units, subject to certain minimum quantities, from Sanmina-Sci equal to an initial firm order agreed upon by the Company and Sanmina-Sci and subsequent nine-month requirements forecasts.  The initial term of the contract is one year, and upon expiration of the initial term, the contract will continue on a year to year basis until one party gives notice to terminate. At the present time the Company is not able to determine if the actual purchases will be in excess of these minimum commitments, or if any potential liability will be incurred.  The Company had approximately $170,000 and $340,000 in open purchase orders with this subcontractor as of December 31, 2009 and 2008, respectively.

Investment Advisory Agreements:

On March 11, 2009, the Company entered into a consulting agreement with one of the Company’s directors.  The agreement is for a term of 12 months and calls for the director to provide investment and marketing related services for the Company.  The director will receive $3,000 per month and 360,000 warrants to purchase the Company’s common stock, at an exercise price of $0.11 per share, under the terms of this agreement (see Note 10).  The warrants vest equally over the term of the agreement.

On August 17, 2009, the Company entered into a consulting agreement with an investor relations consulting firm.  This agreement calls for the consultant to perform investor relations and public relations services for the Company.  For its services, the Company has agreed to pay the consultant a monthly retainer of $10,000, plus 450,000 warrants to purchase the Company’s common stock, at an exercise price of $0.19 per share (see Note 10).  The term of the consulting agreement is initially for 12 months, can be extended at the end of the term, and can be terminated immediately upon written notice by either party.  The warrants vest equally over the term of the agreement.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Employment Agreements:

On June 1, 2005, the Company entered into an employment and compensation agreement with Steven Strasser, the Company’s Chief Executive Officer.  The agreement is for a term of five years, with a base salary for the first year of the agreement of $275,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors.   During the first year of the Agreement, an amount equal to $215,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 1,612,500 shares of the Company’s common stock, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $60,000 of the base salary is to be paid-in cash.  The agreement with this Chief Executive Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Executive Officer  in the event of a change in control.  This Chief Executive Officer also received 1,818,180 incentive stock options in June 2005, which will vest over a five year period and have an exercise price of $0.22, and 1,181,820 non-qualified stock options which will vest over a five year period and have an exercise price of $0.20 (see Note 11). The agreement also provides for certain non-competition and nondisclosure covenants.  As of December 31, 2009, a total of 4,462,500 of the stock options are vested, and 150,000 stock options are unvested, and all remain outstanding.  Of these stock options, 2,572,729 expire on May 31, 2010, and 2,039,771 expire on May 31, 2015.

On June 1, 2005, the Company entered into an employment and compensation agreement with John Lackland, the Company’s Chief Financial Officer.  The agreement is for a term of five years, with a base salary for the first year of the agreement of $175,000 with annual increases of at least 5% of the current year’s base salary and bonuses at the discretion of the compensation committee of the board of directors.   During the first year of the Agreement, an amount equal to $55,000 of the base salary shall be paid by grant of stock options under the Company’s 2000 Stock Option and Restricted Stock Plan to purchase 412,500 shares of the Company’s common stock, vesting in equal quarterly installments over the year ending June 1, 2006, and the remaining $120,000 of the base salary is to be paid-in cash.  The agreement with this Chief Financial Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Financial Officer in the event of a change in control.  This Chief Financial Officer also received 1,733,750 incentive stock options in June 2005, which will vest over a five year period and have an exercise price of $0.20, and 66,250 non-qualified stock options which vested on June 1, 2006 and have an exercise price of $0.20 (see Note 11). The agreement also provides for certain non-competition and nondisclosure covenants.  As of December 31, 2009, a total of 2,122,500 of the stock options are vested, and 90,000 stock options are unvested, and all remain outstanding.  All of these stock options expire on May 31, 2015.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Consulting Agreements:

On June 9, 2005, the Company entered into a consulting agreement with an advisor to serve as the Company’s Senior Technical Advisor.  The term of this agreement is for 24 months and calls for the advisor to assist the Company in digitizing the Company’s technology.  For his services, the Company agreed to issue the advisor 400,000 options, vesting quarterly from the date of the agreement (see Note 11).  In addition, the Company will reimburse all reasonable and necessary expenses incurred by the advisor.  In the event that the Company’s annual sales from digital products reaches $5,000,000, the Company will pay the advisor a $100,000 one time bonus.  The agreement contains confidentiality and non-competition provisions.  This agreement can be terminated in 90 days by either party by written notices.  On June 6, 2007, the Company renewed the agreement with the advisor.  In connection with the renewal, the Company granted the advisor 1,000,000 warrants (see Note 10), which vest upon the approval of certain patents created by the advisor, by the US Patent Office, or the buy-out of the Company, whichever occurs first.  All of the 1,000,000 warrants remain unvested as of December 31, 2009 and 2008.

On January 7, 2008, the Company entered into a consulting agreement with a European sales and marketing consultant.  This agreement was terminated on September 1, 2008 and all obligations have been satisfied in full and all stock options issued to the consultant were cancelled.

On October 8, 2008 and October 27, 2008, the Company entered into two business advisory agreements with two advisors.  The agreements call for each of the advisors to perform introductory and business development services for the Company.  For their services, the Company has agreed to grant each advisor 250,000 common stock warrants (see Note 10), 50,000 of which will vest upon the commencement of  testing of the Company’s technology as a direct result of the advisors efforts, and the remaining 200,000 will vest upon the purchase of the Company’s products or an agreement to license the Company’s technology as a direct result of the advisors’ efforts.  As of December 31, 2009, these agreements have been terminated and 50,000 of the granted warrants have been vested.  The remaining warrants were cancelled.

Other agreements:

On January 23, 2008, the Company signed an efficiency aggregation contract with San Diego Gas & Electric Company (“SDG&E”).  Under the terms of this contract, SDG&E will pay the Company $0.14 per kWh of energy saved in the first year of operation of the MEC, for new installations of the MEC in SDG&E’s service area.   Payment to the Company is subject to certain inspections, approvals and time restrictions.  The term of this contract is for 5 years, and either party may terminate this contract upon written notice.   As of the date of this report, Company has not received any payments under this contract.

NOTE 13 - RELATED PARTY TRANSACTIONS:

On December 11, 2009, the Company entered into a financing transaction in which it issued 8,750 units, each unit consisting of one share of the Company’s Series C-1 Preferred Stock and a warrant to purchase up to 50 shares of the Company’s common stock, in exchange for 8,750 shares of its Series C Preferred Stock in accordance with the terms of the Series C Preferred Stock.  In this transaction, Steven Strasser, the Company’s CEO, exchanged 6,250 shares, Kenneth Dickey, a Director of the Company, exchanged 1,250 shares, and Scott Johnson, the Company’s COO, exchanged 1,250 units shares (See Note 15).

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On August 12, 2009, the Company entered into a financing transaction in which it issued 8,750 units, each unit consisting of one share of the Company’s Series C Preferred Stock and a warrant to purchase up to 50 shares of the Company’s common stock for $350,000 in cash.  In this transaction, Steven Strasser, the Company’s CEO, purchased 6,250 units for $250,000 in cash, Kenneth Dickey, a Director of the Company, purchased 1,250 for $50,000 in cash, and Scott Johnson, the Company’s COO, purchased 1,250 units for $50,000 in cash (See Note 15).

On January 21, 2008, the Company entered into a financing transaction in which it issued 5,600 units, each unit consisting of one share of the Company’s Series B Preferred Stock and a warrant to purchase up to 50 shares of the Company’s common stock to Steven Strasser, the Company’s Chief Executive Officer, for $80,000 in cash (See Note 15).

NOTE 14  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2009	2008
Income/franchise taxes	$10,869	$12,271

Non-cash investing and financing activities during the year ended December 31, for:

	2009	2008
Warrants and options issued with common stock issued to employees and consultants	$405,143	$765,504
Common stock issued upon cashless exercise of options and warrants	$19	$-
Warrants reclassified from liability to paid-in capital	$248,680	$-
Exchange of Series C Preferred Stock to Series C-1 Preferred Stock	$753,438	$-
Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$589,907	$-
Preferred stock dividends paid or payable in common stock	$681,077	$545,800

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15  -  CONVERTIBLE PREFERRED STOCK:

On December 11, 2009 and December 29, 2009, the Company issued and sold 30,250 units, each unit consisting of one share of the Company’s Series C-1 Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 30,250 shares of Series C-1 Preferred Stock and warrants to purchase, initially, up to 1,512,500 shares of the Company’s common stock, with exercise prices equal to $0.40 per share, in a private offering for an aggregate of $1,210,000, of which $275,000 was in cash, and $935,000 was from the conversion of 23,375 shares of the Company’s Series C Preferred Stock, and is recorded as a component of Stockholders’ Equity.  The former Series C Preferred Stockholders retained their original Series C warrants to purchase, initially, up to 1,168,750 shares of the Company’s common stock, with exercise prices equal to $0.40 per share, that were originally valued at approximately $182,000.  The securities were issued pursuant to Regulation D of the Securities Act of 1933. All of the purchasers of Units were either officers, directors or pre-existing stockholders of the Company.  Each of these purchasers represented that they were an “accredited investor” as such term is defined in Regulation D of the Securities Act (See Note 13).  Of the aggregate $1,210,000 invested, a value of approximately $408,000 was allocated to the 1,512,500 Series C-1 warrants, and a value of approximately $249,000 was allocated to the 1,168,750 Series C warrants, and recorded as a component of paid-in capital.   The latter amount includes approximately $67,000 which is attributable to the change in value of certain warrants classified as liabilities.

Each share of Series C-1 Preferred Stock is initially convertible into 133.33 shares of the Company’s common stock, subject to adjustment under certain circumstances.  The Series C-1 Preferred Stock is convertible at the option of the holder at any time.  The Series C-1 Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period.  In addition, the Series C-1 Preferred stockholders had the option to exchange their Series C-1 Preferred Stock for units of a subsequent financing of the Company through December 30, 2009, at no additional cost.  The Series C-1 Preferred Stock has a dividend equal to 8% of the aggregate $1,210,000 stated value of the Series C-1 Preferred Stock, payable annually in cash or stock, at the discretion of the Company’s board of directors.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series C-1 Stock are entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series C-1 Stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series C-1 Stock for each share of  Series C-1 Stock held by them.  The conversion of the Series C Preferred Stock into units sold in the offering of Series C-1 Preferred Stock and the conversion feature of the Series C-1 Preferred Stock at the time of issuance were determined to be beneficial conversion features on December 11, 2009, the date of the transaction.  The Company recorded additional preferred stock dividends of approximately $590,000 related to the beneficial conversion feature.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On August 12, 2009 and October 5, 2009, the Company issued and sold 23,375 units, each unit consisting of one share of the Company’s Series C Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 23,375 shares of Series C Preferred Stock and warrants to purchase, initially, up to 1,168,750 shares of the Company’s common stock, with exercise prices of $0.40 per share, in a private offering for $935,000 in cash, and is recorded as a component of Stockholders’ Equity.  The securities were issued pursuant to Regulation D of the Securities Act of 1933. All of the purchasers of Units were either officers, directors or pre-existing stockholders of the Company.  Each of these purchasers represented that they were an “accredited investor” as such term is defined in Regulation D of the Securities Act (See Note 13).  Of the aggregate $935,000 invested, a value of approximately $182,000 was allocated to the 1,168,750 warrants, and initially recorded as warrant liabilities.  Subsequent to the grant date and upon qualification, these warrants were reclassified into paid-in capital at their fair value totaling $248,680 on the dates of reclassification.  All outstanding shares of the Company’s Series C Preferred Stock were exchanged for the Company’s Series C-1 Preferred Stock on December 11, 2009.  No shares of the Company’s Series C Preferred Stock were outstanding at December 31, 2009.

Each share of Series C Preferred Stock was initially convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances.  The Series C Preferred Stock was convertible at the option of the holder at any time.  The Series C Preferred Stock was also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period.  In addition, the Series C Preferred stockholders had the option to exchange their Series C Preferred Stock for units of a subsequent financing of the Company through December 30, 2009, at no additional cost.  The Series C Preferred Stock had a dividend equal to 8% of the stated value of the Series C Preferred Stock, payable annually in cash or stock, at the discretion of the Company’s board of directors.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series C Stock were entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series C Stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series C Stock for each share of  Series C Stock held by them.

On various dates from October 29, 2007 through January 21, 2008, the Company issued and sold 140,000 units, each unit consisting of one share of the Company’s Series B Preferred Stock, par value $.001 per share, and a warrant to purchase 50 shares of the Company’s common stock, resulting in the sale and issuance of an aggregate of 140,000 shares of Series B Preferred Stock and warrants to purchase, initially, up to 7,000,000 shares of the Company’s common stock, with exercise prices of $0.60 per share, in a private offering (the “Preferred Offering”) for $7,000,000 in cash and cancellation of indebtedness.  Many of the purchasers of Units were either officers, directors or pre-existing stockholders or noteholders of the Company (See Note 13).

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Each share of Series B Preferred Stock is initially convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances.  The Series B Preferred Stock is convertible at the option of the holder at any time.  The Series B Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period.  The Series B Preferred Stock has a dividend equal to 8% of the aggregate $7,000,000 stated value of the Series B Preferred Stock, payable annually in cash or stock, at the discretion of the Company’s board of directors.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series B Stock are entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series B Stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series B Stock for each share of  Series B Stock held by them.

The Preferred Offering was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D, Section 4(2) and Rule 506 thereunder.  No placement agent or underwriter was used in connection with the Offering and there is no commission, finder’s fee or other compensation due or owing to any party.

On December 11, 2009 the Company declared and paid a stock dividend of 77,977 shares of common stock, valued at $23,392, payable to all of the holders of its Series C Preferred Stock.  As of December 31, 2009, the Company has $0 in dividends payable accrued for its Series C Preferred Stock, and $4,352 in dividends payable accrued for its Series C-1 Preferred Stock, which is classified as additional paid-in capital.

On November 1, 2009, the Company declared a stock dividend of 1,473,684 shares of common stock, valued at $560,000, payable to all of the holders of its Series B Preferred Stock.  The dividend was paid on December 1, 2009.  As of December 31, 2009, the Company has $93,333 in dividends payable accrued for its Series B Preferred Stock, which is classified as additional paid-in capital.

On November 1, 2008, the Company declared a stock dividend of 2,729,000 shares of common stock, valued at $545,800, payable to all of the holders of its Series B Preferred Stock.  The dividend was paid on November 24, 2008.  As of December 31, 2008, the Company had $0 in dividends payable for its Series B Preferred Stock.

Series B Preferred Stock Activity during the years ended December 31, 2008 and 2009 are as follows:

	Shares	Par Value
Series B Preferred Stock issued and outstanding at January 1, 2008	134,400	$134
Issued during 2008	5,600	6
Series B Preferred Stock issued and outstanding at December 31, 2008	140,000	140
Issued during 2009	-	-
Series B Preferred Stock issued and outstanding at December 31, 2009	140,000	$140

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Series C Preferred Stock Activity during the years ended December 31, 2008 and 2009 are as follows:

	Shares	Par Value
Series C Preferred Stock issued and outstanding at January 1, 2008	-	$-
Issued during 2008	-	-
Series C Preferred Stock issued and outstanding at December 31, 2008	-	-
Issued during 2009	23,375	23
Converted to Series C-1 Preferred Stock during 2009	(23,375)	(23)
Series C Preferred Stock issued and outstanding at December 31, 2009	-	$-

Series C-1 Preferred Stock Activity during the years ended December 31, 2008 and 2009 are as follows:

	Shares	Par Value
Series C-1 Preferred Stock issued and outstanding at January 1, 2008	-	$-
Issued during 2008	-	-
Series C-1 Preferred Stock issued and outstanding at December 31, 2008	-	-
Issued during 2009	30,250	30
Series C-1 Preferred Stock issued and outstanding at December 31, 2009	30,250	$30

NOTE 16  -  COMMON STOCK

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

NOTE 17 - 401(K) RETIREMENT PLANS:

The Company maintains a 401(k) retirement plan (the 401(k) Plan).  The 401(k) Plan is voluntary, and available to all employees who have been with the Company for at least six months.  The Company may make discretionary contributions.  The Company did not make any contributions in 2009 or 2008.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 18 – UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

During the year ended December 31, 2009, the Company corrected errors in its warrant liability valuation, related to its estimated volatility, as well as its deferred tax liability calculation.

During the year ended December 31, 2009, the Company discovered errors in its warrant valuation model.  The Company calculated its warrant liability values utilizing an estimated volatility rate.  During the audit for the year ended December 31, 2009, the Company determined that the estimated volatility rate used was incorrect.   The Company reviewed and revised its estimated volatility rate and warrant valuation model, which resulted in material differences in the Company’s warrant liability and related fair market value adjustments on warrant liability for the year ended December 31, 2009.  The Company determined that the error was not material to prior quarters due to the warrant liability’s non-cash nature and because the errors were qualitatively insignificant to operations.

During the year ended December 31, 2009, the Company identified errors in the Company’s tax provision.  Previously, the Company did not recognize a deferred tax liability related to its amortization of goodwill for tax purposes.  The Company reviewed and revised its tax provision to include this deferred tax liability as of January 1, 2009 and for the year ended December 31, 2009.  The Company determined that the error was not material to prior years due to the deferred tax provision’s non-cash nature and because the errors were qualitatively insignificant to operations.

The following tables set forth the corrected quarterly financial data.

For the three months ended March 31, 2009:

	As Previously Reported	Adjustments	As Adjusted
Revenues	$47,147	$-	$47,147
Cost of revenues	28,808	-	28,808
Gross profit	18,339	-	18,339
Total costs and expenses	837,846	-	837,846
Loss from operations	(819,507)	-	(819,507)
Other income and (expense)	(476,834)	165,421	(311,413)
Loss before provision for taxes	(1,296,341)	165,421	(1,130,920)
Provision for taxes	-	12,486	12,486
Net loss	(1,296,341)	152,935	(1,143,406)
Dividends paid or payable on Series B and Series C Convertible Preferred Stock	233,333	-	233,333
Net loss attributable to common shareholders	$(1,529,674)	$152,935	$(1,376,739)
Basic and fully diluted loss per common share	$(0.04)	$0.01	$(0.03)
Weighted average common shares outstanding basic	43,255,441	43,255,441	43,255,441

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

For the three months ended June 30, 2009:

	As Previously Reported	Adjustments	As Adjusted
Revenues	$75,393	$-	$75,393
Cost of revenues	49,556	-	49,556
Gross profit	25,837	-	25,837
Total costs and expenses	916,310	-	916,310
Loss from operations	(890,473)	-	(890,473)
Other income and (expense)	852,108	(308,743)	543,365
Loss before provision for taxes	(38,365)	(308,743)	(347,108)
Provision for taxes	-	12,486	12,486
Net loss	(38,365)	(321,229)	(359,594)
Dividends paid or payable on Series B and Series C Convertible Preferred Stock	140,000	-	140,000
Net loss attributable to common shareholders	$(178,365)	$(321,229)	$(499,594)
Basic and fully diluted loss per common share	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic	43,255,441	43,255,441	43,255,441

For the three months ended September 30, 2009:

	As Previously Reported	Adjustments	As Adjusted
Revenues	$63,130	$-	$63,130
Cost of revenues	49,703	-	49,703
Gross profit	13,427	-	13,427
Total costs and expenses	940,412	-	940,412
Loss from operations	(926,985)	-	(926,985)
Other income and (expense)	(332,452)	299,510	(32,942)
Loss before provision for taxes	(1,259,437)	299,510	(959,927)
Provision for taxes	-	12,486	12,486
Net loss	(1,259,437)	287,024	(972,413)
Dividends paid or payable on Series B and Series C Convertible Preferred Stock	145,281	-	145,281
Net loss attributable to common shareholders	$(1,404,718)	$287,024	$(1,117,694)
Basic and fully diluted loss per common share	$(0.03)	$0.00	$(0.03)
Weighted average common shares outstanding basic	43,255,441	43,255,441	43,255,441

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 19 - SUBSEQUENT EVENTS:

On January 20, 2010, the Company issued and sold an additional 2,500 units, resulting in the sale and issuance of an aggregate of 2,500 shares of Series C-1 Preferred Stock and warrants to purchase up to 125,000 shares of the Company’s common stock for $100,000 in cash under the above referenced financing transaction.

On March 30, 2010, the Company issued unsecured notes to Steven Strasser, the Company’s CEO, totaling $125,000.  The notes bear interest at 5%, payable upon maturity. The notes mature two months after issuance.