Form 10-Q
period 2010-03-31
POWER EFFICIENCY CORP
filed 2010-05-17
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Issuer as Specified in its Charter)

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

The number of shares of common stock outstanding as of May 13, 2010 was 45,065,883.

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
Yes ☐ No ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Balance Sheet as of March 31, 2010 and December 31, 2009	3

Condensed Statements of Operations for the three months
ended March 31, 2010 and 2009	4

Condensed Statements of Cash Flows for the three months
ended March 31, 2010 and 2009	5

Notes to Condensed Financial Statements	6-13

ITEM 2. Management's Discussion and Analysis
Of Financial Condition and Results of Operations	14-24

ITEM 3. Quantitative and Qualitative
Disclosure About Market Risk	25

ITEM 4T. Controls and Procedures	25

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3. Defaults Upon Senior Securities	26

ITEM 4. Reserved	26

ITEM 5. Other Information	26

ITEM 6. Exhibits	27

Signatures	28

Certification of Chief Executive Officer as Adopted

Certification of Chief Financial Officer as Adopted

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
Unaudited
	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$31,205	$247,564
Accounts receivable, net	82,983	66,143
Inventory	216,950	281,253
Prepaid expenses and other current assets	56,521	36,437
Total Current Assets	387,659	631,397

PROPERTY AND EQUIPMENT, Net	72,732	86,533
OTHER ASSETS:
Patents, net	86,990	86,342
Deposits	26,914	26,914
Goodwill	1,929,963	1,929,963
Total Other Assets	2,043,867	2,043,219

Total Assets	$2,504,258	$2,761,149

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$887,926	$722,195
Notes payable – related party	125,000	-
Warrant liability	313,945	828,827
Total Current Liabilities	1,326,871	1,551,002

LONG TERM LIABILITIES
Deferred rent	6,867	8,918
Deferred tax liability	412,054	399,567
Total Long Term Liabilities	418,921	408,485

Total Liabilities	1,745,792	1,959,507

STOCKHOLDERS' EQUITY:
Series B and C-1 Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 174,625 and 170,250 issued and outstanding in 2010 and 2009, respectively	175	170
Common stock, $.001 par value, 140,000,000 shares authorized, 44,825,886 issued and outstanding 43,255,441 issued and outstanding in 2010 and 2009	44,826	44,826
Additional paid-in capital	37,244,925	36,797,628
Accumulated deficit	(36,531,460)	(36,040,982)
Total Stockholders' Equity	758,466	801,642

Total Liabilities and Stockholders' Equity	$2,504,258	$2,761,149

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended March 31,
		2009
	2010	(As Adjusted)

REVENUES	$110,030	$47,147

COST OF REVENUES	92,270	28,808

GROSS PROFIT	17,760	18,339

COSTS AND EXPENSES:
Research and development	169,679	247,044
Selling, general and administrative	614,078	571,487
Depreciation and amortization	14,437	19,315
Total Costs and Expenses	798,194	837,846

LOSS FROM OPERATIONS	(780,434)	(819,507)

OTHER INCOME (EXPENSE):
Interest income	5	9,085
Change in fair value of warrant liability	514,882	(320,498)
Total Other Income (expense)	514,887	(311,413)

LOSS BEFORE PROVISION FOR INCOME TAXES	(265,547)	(1,130,920)

PROVISION FOR INCOME TAXES	16,821	12,486

NET LOSS	$(282,368)	$(1,143,406)

DIVIDENDS PAID OR PAYABLE ON SERIES B AND SERIES C-1 PREFERED STOCK	208,110	233,333

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(490,478)	$(1,376,739)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING OUTSTANDING, BASIC	44,825,883	43,255,441

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
	For the three months ended March 31,
		2009
	2010	(As Adjusted)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(282,368)	$(1,143,406)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	14,437	19,315
Warrants and options issued to employees and consultants	64,192	83,399
Change in fair value of warrant liability	(514,882)	320,498
Provision for bad debt	-	(11,342)
Changes in assets and liabilities:
Accounts receivable, net	(16,840)	18,017
Inventory	64,303	(114,053)
Prepaid expenses and other current assets	(20,084)	(68,147)
Accounts payable and accrued expenses	165,731	(7,459)
Deferred tax liability	12,487	12,486
Deferred rent	(2,051)	(942)
Net Cash Used in Operating Activities	(515,075)	(891,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	(1,284)	-
Purchases of property and equipment	-	(6,476)
Net Cash Used in Investing Activities	(1,284)	(6,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	175,000	-
Proceeds from issuance of note payable	125,000	-
Net Cash Provided by Financing Activities	300,000	-

Decrease in cash	(216,359)	(898,110)

Cash at beginning of period	247,564	2,100,013

Cash at end of period	$31,205	$1,201,903

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2009 on Form 10-K and Form S-1.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $515,075 deficiency of cash from operations for the three months ended March 31, 2010, and lacks sufficient liquidity to continue its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.  Continuation of the Company as a going concern is dependent upon achieving profitable operations.  Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers.  Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing.  However, there are no assurances that sufficient capital will be raised.  If we are unable to obtain sufficient capital on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as disclosed in Note 10 below, there were no significant changes to the Company’s significant accounting policies as disclosed in Note 3 of the Company’s financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available.  ASU 2009-13 eliminates residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.”  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  We have not yet determined the impact of the adoption of ASU 2009-13 on our consolidated financial statements; however, we do not expect the adoption of the guidance provided in this codification update to have any material impact on our financial statements.

In January 2010, the FASB issued accounting standards update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of the level 1 and level 2 provisions of ASC No 2010-06 did not have an impact on our financial statements.  We are currently assessing what impact, if any, the adoption of the level 3 provision will have on our fair value disclosures.  However, we do not believe it will have a material impact on our financial statements

NOTE 4 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at March 31, 2010 or December 31, 2009.

Inventories are comprised as follows:

	March 31, 2010	December 31, 2009
Raw materials	$173,096	$175,806
Finished goods	43,854	105,447
Inventories	$216,950	$281,253

NOTE 5 – GOODWILL

In accordance with FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), previously recognized goodwill was tested by management for impairment during 2010 and 2009 utilizing a two-step test.  At a minimum, an annual goodwill impairment test is required, or when certain events indicate a possible impairment.

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the company’s book value as of March 31, 2010 and December 31, 2009.  Based on this, no impairment was recorded as of March 31, 2010 or December 31, 2009.

NOTE 6 – NOTES PAYABLE

On March 30, 2010, the Company issued unsecured notes to Steven Strasser, the Company’s CEO, totaling $125,000.  The notes bear interest at 5%, payable upon maturity.  The notes mature two months after issuance.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

On January 20, 2010 and February 24, 2010, the Company issued and sold 4,375 units, each unit consisting of one share of the Company’s Series C-1 Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 4,375 shares of Series C-1 Preferred Stock and warrants to purchase up to 218,750 shares of the Company’s common stock for $175,000 in cash.  The securities were issued pursuant to Regulation D of the Securities Act of 1933.  Of the aggregate $175,000 invested, a value of approximately $58,000 was allocated to the 218,750 Series C-1 warrants and recorded as a component of paid-in capital.  The conversion feature of the Series C-1 Preferred Stock at the time of issuance were determined to be beneficial conversion features on January 20, 2010 and February 24, 2010, the dates of the transactions.  The Company recorded additional preferred stock dividends of approximately $41,000 related to the beneficial conversion feature.  In this transaction, Steven Strasser, the Company’s CEO purchased 1,875 units for $75,000 in cash.

NOTE 8 – EARNINGS PER SHARE

The Company accounts for its earnings per share in accordance with ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share.  Basic earnings per share is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009*
Net loss attributable to common shareholders	$(490,478)	$(1,376,739)
Basic weighted average number of common shares outstanding	44,825,883	43,255,441
Dilutive effect of stock options	-	-
Diluted weighted average number of common shares outstanding	44,825,883	43,255,441
Basic and diluted loss per share	$(0.01)	$(0.03)
*Refer to Note 13 – Prior Period Adjustment

For the three months ended March 31, 2010, warrants and options to purchase 47,644,959 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three months ended March 31, 2009, warrants and options to purchase 45,334,676 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 9 – STOCK-BASED COMPENSATION

At March 31, 2010, the Company had two stock-based compensation plans.  There were 825,000 options granted in the three months ended March 31, 2010.  The fair value of these options was approximately $225,000 at issuance.  There were 360,000 warrants and 1,400,000 options granted in the three months ended March 31, 2009.  The fair value of these warrants and options was approximately $36,000 and $241,000 at issuance, respectively.  No stock options were exercised in the periods ending March 31, 2010 and 2009.  The Company accounts for stock option grants in accordance with ASC 718, Compensation – Stock Compensation. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $64,193 and $83,339 for the periods ended March 31, 2010 and 2009, respectively.

NOTE 10 – MATERIAL AGREEMENTS

In 2007, the Company entered into a manufacturing service agreement with Sanmina-Sci Corporation (“Sanmina-Sci”) for the production of digital units and digital circuit boards.  Pursuant to this agreement, the Company will purchase an amount of digital units, subject to certain minimum quantities, from Sanmina-Sci equal to an initial firm order agreed upon by the Company and Sanmina-Sci and subsequent nine-month requirements forecasts.  The initial term of the contract was one year, and upon expiration of the initial term, the contract continues on a year to year basis until one party gives notice to terminate.  At the present time the Company is not able to determine if the actual purchases will be in excess of these minimum commitments, or if any potential liability will be incurred. The Company had approximately $170,000 in open purchase orders with this subcontractor as of March 31, 2010.

On March 11, 2009, the Company entered into a consulting agreement with one of the Company’s directors.  The agreement is for a term of 12 months and calls for the director to provide investment and marketing related services for the Company.  The director will receive $3,000 per month and 360,000 warrants to purchase the Company’s common stock, at an exercise price of $0.11 per share, under the terms of this agreement.  The warrants vested equally over the term of the agreement.  This agreement terminated on March 10, 2010, and was not renewed by the Company.

NOTE 11 – WARRANT LIABILITY

On January 1, 2009, the Company adopted FASB ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005.  The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with FASB ASC 815 (EITF 07-5) based on an evaluation of the terms and conditions related to the warrant agreements, which provide that the exercise price of these warrants shall be reduced, if through a subsequent financing, the Company issues common stock below the lowest per share purchase price of the offering.  The warrant liability was valued at $313,945 and $828,827 as of March 31, 2010 and December 31, 2009, respectively, resulting in non-cash gains in the statement of operations of $514,882 for the three months ended March 31, 2010.  The warrant liability was valued at $702,355 and $381,856 as of March 31, 2009 and January 1, 2009, respectively, resulting in non-cash expenses of $320,499 during the three months ended March 31, 2009.  In adopting ASC 815 (EITF 07-5), the Company recorded a $1,052,099 cumulative adjustment to opening accumulated deficit and a reduction to paid-in capital of $1,433,954 on January 1, 2009.  In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at the balance sheet date.  Changes in the fair value of warrants classified as a liability are recognized in earnings.

The Company has estimated the fair value of its warrant liability using the Black-Scholes option pricing model (Level 3 inputs) containing the following assumptions:  volatility 188%, risk-free rate 0.16%, term equivalent to the remaining life of the warrants.  The Company recorded a non-cash gain related to these warrants of $514,882 for the three months ended March 31, 2010, which was recorded in other income (expense).

The following reconciles the warrant liability for the three months ended March 31:

	2010	2009
Beginning balance, January 1,	$828,827	$381,856
Change in fair value	(514,882)	320,499
Ending balance, March 31,	$313,945	$702,355

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes pursuant to ASC 740, Accounting for Income Taxes (“ASC 740 (SFAS109)”).  ASC 740 (SFAS 109) requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  ASC 740 (SFAS 109) additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  The Company has evaluated the net deferred tax asset taking into consideration operating results and determined that a full valuation allowance should be maintained.

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

NOTE 13 – PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 2009, the Company corrected errors in its warrant liability valuation, related to its estimated volatility, as well as its deferred tax liability calculation.

During the year ended December 31, 2009, the Company recorded its warrant liability using a warrant valuation model.  The Company calculated its warrant liability values utilizing an estimated volatility rate.  During the audit of the Company’s financial statements for the year ended December 31, 2009, the Company determined that the estimated volatility rate used was incorrect.   The Company reviewed and revised its estimated volatility rate and warrant valuation model, which resulted in material differences in the Company’s warrant liability and related fair market value adjustments on warrant liability for the year ended December 31, 2009 and in the various quarterly amounts previously reported.  The Company determined that the error was not material to prior quarters due to the warrant liability’s non-cash nature and because the errors were qualitatively insignificant to operations.

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

The following tables set forth the corrected quarterly financial data.

For the three months ended March 31, 2009:
	As Previously Reported	Adjustments	As Adjusted
Revenues	$47,147	$-	$47,147
Cost of revenues	28,808	-	28,808
Gross profit	18,339	-	18,339
Total costs and expenses	837,846	-	837,846
Loss from operations	(819,507)	-	(819,507)
Other income and (expense)	(476,834)	165,421	(311,413)
Loss before provision for taxes	(1,296,341)	165,421	(1,130,920)
Provision for taxes	-	12,486	12,486
Net loss	(1,296,341)	152,935	(1,143,406)
Dividends paid or payable on Series B and Series C Convertible Preferred Stock	233,333	-	233,333
Net loss attributable to common shareholders	$(1,529,674)	$152,935	$(1,376,739)
Basic and fully diluted loss per common share	$(0.04)	$0.01	$(0.03)
Weighted average common shares outstanding basic	43,255,441	43,255,441	43,255,441

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the three months ended March 31, for:

	2010	2009

Income/franchise taxes	$4,335	$2,801

Non-cash investing and financing activities during the three months ended March 31, for:

	2010	2009

Warrants and options issued with common stock issued to employees and consultants	$225,000	$241,314
Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$41,309	$-
Preferred stock dividends paid or payable in common stock	$166,801	$233,333

NOTE 15 – SUBSEQUENT EVENTS

On April 14, 2010 and April 28, 2010, the Company issued unsecured notes to Steven Strasser, the Company’s CEO, totaling $125,000.  The notes bear interest at 5%, payable upon maturity.  The notes mature two months after issuance.

On April 13, 2010, the Company entered into a financing transaction in which it issued 25 units, each unit consisting of a $50,000 one year, senior, secured note and 217,392 warrants to purchase the Company’s common stock.  In aggregate, the Company issued $1,050,000 in senior, secured notes, before discount, and 4,565,232 warrants to purchase the Company’s Common Stock.  The notes bear interest of 12% per annum, payable semi-annually.  The notes have a first priority security interest in all of the assets of the Company.  The warrants to purchase the Company’s common stock have per share exercise prices of $0.23, and expire on April 12, 2015.  In addition, noteholders who hold warrants from prior investments with the Company will have the exercise price of some or all of such warrants reduced to an exercise price equal to the exercise price of the warrants sold as part of the units.  All of the investors in the notes are officers or pre-existing stockholders of the Company.

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

Digital Three-phase MEC
In 2005, the Company began development of a digital version of its three-phase MEC so that the product would be capable of high volume sales through existing distribution channels for motor controls.  The digital version is much smaller in size and easier to install than the analog product, is driven by a powerful microprocessor and digital signal processor. As opposed to the Analog MEC, the digital MEC is also a complete motor control device, meaning is can start, stop, soft start and protect a motor, and is therefore capable of replacing standard motor starters and soft starts that do not save energy. The product can be installed by original equipment manufacturers (OEMs) at their factories or it can be retrofitted on to existing equipment.

In 2008, the Company launched limited sales of the digital three-phase MEC and initiated testing of the digital product by several OEMs, primarily in the elevator/escalator industry.  In the summer of 2009, the Company announced its first OEM agreements and that it had received Underwriters’ Laboratories (“UL”) certification on a full line of the Company’s digital three-phase products.  UL certification enables the Company to sell its digital three-phase products to industrial markets.  The Company is developing a network of independent sales representatives to penetrate the industrial markets.

Digital Single-phase MEC
In 2006, the Company began development on its digital single-phase product.  The digital single phase MEC is targeted at appliances, such as clothes washers and dryers.  The Company has one patent pending on its digital single-phase MEC.

Capitalization
As of March 31, 2010, the Company had total stockholders’ equity of $758,466, primarily due to (i) the Company’s sale of 34,625 shares of Series C-1 Convertible Preferred Stock in a private offering from December 2009 through March 2010, (ii) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (iii) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (iv) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (v) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (vi) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.  All of the Company’s Series A-1 Convertible Preferred Stock was converted into Common Stock in 2005.

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

The Company’s results of operations for the quarter ended March 31, 2010 were marked by a significant increase in revenues and a decrease in its loss from operations that are more fully discussed in the following section, “Results of Operations for the Three Months Ended March 31, 2010 and 2009”.  Sales cycles for our products range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few days or weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009.

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues	100.0%	100.0%
Cost of revenues	83.9	61.1
Gross profit	16.1	38.9
Costs and expenses:
Research and development	154.2	524.0
Selling, general and administrative	558.1	1,212.1
Depreciation and amortization	13.1	41.0
Total expenses	725.4	1,777.1
Loss from operations	(709.3)	(1,738.2)
Other income (expense)	468.0	(660.5)
Loss before provision for income taxes	(241.3)	(2,398.7)
Provision for income taxes	15.3	26.5
Net loss	(256.6)	(2,425.2)
Dividends paid or payable on Series B and Series C-1 Preferred Stock	253.3	494.9
Net loss attributable to common shareholders	(509.7)	(2,920.1)

REVENUES

Total revenues for the three months ended March 31, 2010 were approximately $110,000, compared to $47,000 for the three months ended March 31, 2009, an increase of $63,000 or 134%. This increase is mainly attributable to an increase in sales in the elevator and escalator market and the industrial market in the first quarter of 2010.  Specifically, elevator and escalator sales grew to approximately $69,000 for the three months ended March 31, 2010, from approximately $35,000 for the three months ended March 31, 2009, and sales in the industrial market grew to approximately $28,000 for the three months ended March 31, 2010, from $11,000 for the three months ended March 31, 2009.  The increase in elevator and escalator sales in the three months ended March 31, 2010 is primarily due to the commercialization and increased market acceptance of the Company’s digital product, specifically resulting from the OEM agreements the Company signed in the summer of 2009.  The digital product has been tested and approved for use on a retrofit and OEM basis by two elevator and escalator OEMs.  These factors lead to the increase in elevator and escalator sales for the three months ended March 31, 2010.  The increase in industrial sales for the three months ended March 31, 2010 was primarily due to the Company’s efforts to build a network of independent sales representatives following receipt of UL Certification for the Company’s larger digital products in the summer of 2009.  In prior periods, industrial sales were primarily to early adopters of our technology, as well as specific target accounts, therefore sales were less consistent.  The Company believes that going forward, with its growing network of independent sales representatives, industrial sales will be more consistent and the Company will continue to see increased order flow. For the three months ended March 31, 2010, industrial and other sales were approximately 29% of total sales, and escalator and elevator sales were approximately 71% of total sales.  All sales for the three months ended March 31, 2010 consisted entirely of digital units.  For the three months ended March 31, 2009, industrial sales, of which all but one order consisted of digital units, were approximately 24% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 76% of total sales.

COST OF REVENUES

Total cost of revenues, which includes material and direct labor and overhead for the three months ended March 31, 2010, was approximately $92,000 compared to approximately $29,000 for the three months ended March 31, 2009, an increase of $63,000 or 217%.  This increase is mainly attributable to an overall increase in sales in the elevator and escalator sales and industrial sales in the first quarter of 2010, as described above.  As a percentage of revenue, total cost of sales increased to approximately 84% for the three months ended March 31, 2010 compared to approximately 61% for the three months ended March 31, 2009.  The increase in the costs as a percentage of sales was primarily due to the Company decreasing its prices for both the industrial market and the escalator and elevator market.  The Company decreased industrial pricing due to the selling of its product through indirect channels, primarily its distributor network, during the three months ended March 31, 2010, rather than through direct sales efforts, as it did during the three months ended March 31, 2009.  The Company also decreased pricing in the elevator and escalator market as part of the supply agreements it signed with the two escalator and elevator OEMs.  Prior to decreasing prices, the Company has planned product cost reductions that it expects will significantly reduce the cost of revenue later in 2010. Finally, the Company made one large sale with extremely reduced pricing to a marquee end user for a strategic marketing benefit during the three months ended March 31, 2010.  No such sale occurred during the three months ended March 31, 2009.

GROSS PROFIT

Gross profit for the three months ended March 31, 2010, was approximately $18,000 compared to approximately $18,000 for the three months ended March 31, 2009.  As a percentage of revenue, gross profit decreased to approximately 16% for the three months ended March 31, 2010 compared to approximately 39% for the three months ended March 31, 2009 for the reasons explained above.  Long term, the Company’s goal is to have an average gross profit percentage of at least 30%.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $170,000 for the three months ended March 31, 2010, as compared to approximately $247,000 for the three months ended March 31, 2009, a decrease of $77,000 or 31%.  This decrease is mainly attributable to a decrease in the Company’s product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products during the three months ended March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $614,000 for the three months ended March 31, 2010, as compared to $571,000 for the three months ended March 31, 2009, an increase of $43,000 or 8%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to increases in payroll, payroll related costs, and travel in the sales department, as well as increases in investor and stockholder relations and consulting fees, during the three months ended March 31, 2010.  This increase was partially offset by a decrease in costs related to stock-based compensation.

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

As a result, the fair value of these warrants (five year warrants to purchase up to 5,696,591 shares of the Company’s common stock at an exercise price of $0.44 per share), amounting to $828,827 as of December 31, 2009, was reflected as a liability.  The fair value of these warrants amounted to $313,945 as of March 31, 2010, primarily due to the approximately 20% decline in the value of our common stock.  The $514,882 decrease in the fair value of these warrants during three months ended March 31, 2010 has been reflected as a non-operating gain in the Statement of Operations for the three months ended March 31, 2010.  The warrants are being valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  We will continue to mark the warrants to market value each quarter-end until they expire.

Financial Condition, Liquidity, and Capital Resources

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $515,075 deficiency of cash from operations for the three months ended March 31, 2010, and lacks sufficient liquidity to continue its operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations. Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing. However, there are no assurances that sufficient capital will be raised. If we are unable to obtain sufficient capital on reasonable terms, we would be forced to restructure, file for bankruptcy or cease operations.

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of March 31, 2010, the Company had cash of $31,205.

On April 14, 2010 and April 28, 2010, the Company issued unsecured notes to Steven Strasser, the Company’s CEO, totaling $125,000.  The notes bear interest at 5%, payable upon maturity.  The notes mature two months after issuance.

Cash used for operating activities for the three months ended March 31, 2010 was $515,075, which consisted of a net loss of $282,368; less depreciation and amortization of $14,437, warrants and options issued to employees and consultants of $64,192, and a decrease in inventory of $64,303, offset by a change in fair value of warrant liability of $514,882, increases in accounts receivable of $16,840, prepaid expenses and other current assets of $20,084.  In addition, these amounts were offset by a decrease in deferred rent of $2,051, and increases in accounts payable of $165,731 and deferred tax liability of $12,487.

Cash used for operating activities for the three months ended March 31, 2009 was $891,634, which consisted of a net loss of $1,143,406; less depreciation and amortization of $19,315, warrants and options issued to employees and consultants of $83,399, a change in fair value of warrant liability of $320,498, a decrease in accounts receivable of $18,017, and an increase in deferred tax liability of $12,486, offset by increases in inventory of $114,053, prepaid expenses and other current assets of $68,147, and decreases in provision for bad debt of $11,342, accounts payable of $7,459 and deferred rent of $942.

Net cash used in investing activities for the three months ended March 31, 2010 was $1,284, compared to $6,476 for the three months ended March 31, 2009. The total amount for the first quarter of 2010 consisted of capitalized costs related to patent applications.  The total amount for the first quarter of 2009 consisted of the purchase of property and equipment.

Net cash provided by financing activities was $300,000 for the three months ended March 31, 2010.  Of this amount, $175,000 was from the proceeds from the issuance of equity securities, and $125,000 was from the proceeds from the issuance of debt securities.  There was no cash provided by or used for financing activities for the three months ended March 31, 2009.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Company’s prepared expansion plan, the opinion of management is that approximately $2.5 to $3 million will be required to cover operating expenses, including, but not limited to, the development of the Company’s next generation products, marketing, sales and operations during the next twelve months.  Although we currently have some working capital, we may nevertheless need to issue additional debt or equity securities to raise required funds.  If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company may be forced to restructure, file for bankruptcy or cease operations.

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

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at March 31 2010 or December 31, 2009.

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

Revenue Recognition
Revenue from product sales is recognized when pervasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded.

Accounting for Stock Based Compensation
The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718, Share-Based Payments (Prior authoritative literature: FASB SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”)).  FASB ASC 718 (SFAS 123(R)) requires companies to expense the value of all employee stock options and similar awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be materially different from what we have recorded in the current period.  The impact of applying FASB ASC 718 (SFAS 123(R)) approximated $64,000 and $83,000 in compensation expense during the three months ended March 31, 2010 and 2009, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.  The Company issues new authorized, unissued shares upon exercise of stock options.

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

Goodwill
FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill shall not be amortized.  At a minimum, goodwill is tested for impairment, on an annual basis by the Company, or when certain events indicate a possible impairment, utilizing a two-step test, as described in FASB ASC 350 (SFAS 142).  A significant impairment could have a material adverse effect on our financial condition and results of operations.  No impairment charges were recorded during the three months ended March 31, 2010 or 2009.

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

New Accounting Pronouncements:
In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements.  ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available.  ASU 2009-13 eliminates residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.”  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price.  ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted.  We do not believe the adoption of ASU 2009-13 will have a material impact on our financial statements.

In January 2010, the FASB issued accounting standards update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on a gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing what impact, if any, ASU No. 2010-06 will have on our fair value disclosures; however, we do not believe the adoption of the guidance provided in this codification update to have any material impact on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 20, 2010 and February 24, 2010, the Company issued and sold 4,375 units, each unit consisting of one share of the Company’s Series C-1 Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 4,375 shares of Series C-1 Preferred Stock and warrants to purchase up to 218,750 shares of the Company’s common stock for $175,000 in cash.  The securities were issued pursuant to Regulation D of the Securities Act of 1933, as amended.  Of the aggregate $175,000 invested, a value of approximately $58,000 was allocated to the 218,750 Series C-1 warrants and recorded as a component of paid-in capital.  The conversion features of the Series C-1 Preferred Stock at the time of issuance were determined to be beneficial conversion features on January 20, 2010 and February 24, 2010, the dates of the transactions.  The Company recorded additional preferred stock dividends of approximately $41,000 related to the beneficial conversion feature.  In this transaction, Steven Strasser, the Company’s CEO purchased 1,875 units for $75,000 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

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

99.1	Press Release, dated May 17, 2010, announcing first quarter 2010 results.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION
(Company)

Date: May 17, 2010	By:	/s/ Steven Strasser
Chief Executive Officer

Date: May 17, 2010	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)