Form 10-Q
period 2010-06-30
POWER EFFICIENCY CORP
filed 2010-08-16
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares of common stock outstanding as of August 10, 2010 was 45,119,984.

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
Yes ☐ No ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Balance Sheet as of June 30, 2010 and December 31, 2009	3

Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009	4

Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009	5

Notes to Condensed Financial Statements	6-16

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations	17-29

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	29

ITEM 4T. Controls and Procedures	29

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	30

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3. Defaults Upon Senior Securities	31

ITEM 4. Reserved	31

ITEM 5. Other Information	31

ITEM 6. Exhibits	32

Signatures	33

Certification of Chief Executive Officer as Adopted

Certification of Chief Financial Officer as Adopted

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
Unaudited

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$4,052,378	$247,564
Accounts receivable, net	92,101	66,143
Inventory	200,900	281,253
Prepaid expenses and other current assets	90,404	36,437
Total Current Assets	4,435,783	631,397
PROPERTY AND EQUIPMENT, net	61,542	86,533
OTHER ASSETS:
Patents, net	97,785	86,342
Deposits	26,914	26,914
Goodwill	1,929,963	1,929,963
Total Other Assets	2,054,662	2,043,219

Total Assets	$6,551,987	$2,761,149

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$944,877	$722,195
Warrant liability	4,745	828,827
Total Current Liabilities	949,622	1,551,002

LONG TERM LIABILITIES
Deferred rent	4,816	8,918
Deferred tax liability	424,540	399,567
Total Long Term Liabilities	429,356	408,485

Total Liabilities	1,378,978	1,959,507

COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY:
Series B, C-1 and D Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 488,377 and 170,250 issued and outstanding in 2010 and 2009, respectively	488	170
Common stock, $.001 par value, 140,000,000 shares authorized, 45,119,984 and 44,825,886 issued and outstanding 43,255,441 issued and outstanding in 2010 and 2009, respectively	45,120	44,826
Additional paid-in capital	45,783,013	36,797,628
Accumulated deficit	(40,655,612)	(36,040,982)
Total Stockholders' Equity	5,173,009	801,642

Total Liabilities and Stockholders' Equity	$6,551,987	$2,761,149

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended June 30,		For the six months ended June 30,
		2009		2009
	2010	(As Adjusted)	2010	(As Adjusted)

REVENUES	$125,575	$75,393	$235,605	$122,540

COST OF REVENUES	108,752	49,556	201,022	77,670

GROSS PROFIT	16,823	25,837	34,583	44,870

COSTS AND EXPENSES:
Research and development	145,939	267,161	315,618	514,206
Selling, general and administrative	652,388	632,737	1,270,552	1,204,222
Depreciation and amortization	11,826	16,412	26,263	35,727
Total Costs and Expenses	810,153	916,310	1,612,433	1,754,155

LOSS FROM OPERATIONS	(793,330)	(890,473)	(1,577,850)	(1,709,285)

OTHER INCOME (EXPENSE):
Interest income	1,652	3,886	1,657	12,970
Interest expense	(934,649)	-	(934,649)	-
Fair market value adjustment on warrant liability	309,200	539,479	824,082	218,981
Total Other Income (Expense)	(623,797)	543,365	(108,910)	231,951

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,417,127)	(347,108)	(1,686,760)	(1,477,334)

PROVISION FOR INCOME TAXES	14,384	12,486	27,120	24,972

NET LOSS	(1,431,511)	(359,594)	(1,713,880)	(1,502,306)

DIVIDENDS PAID OR PAYABLE ON SERIES B, C-1 AND D PREFERED STOCK	2,692,641	140,000	2,900,751	280,000

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,124,152)	$(499,594)	$(4,614,631)	$(1,782,306)

BASIC DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.01)	$(0.10)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	45,091,830	43,255,441	44,959,591	43,255,441

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the six months ended June 30,
		2009
	2010	(As Adjusted)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,713,880)	$(1,502,306)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	26,263	35,727
Warrants and options issued to employees and consultants	134,974	179,292
Change in fair value of warrant liability	(824,082)	(218,981)
Noncash interest expense related to debt discount	818,542	-
Provision for bad debt	-	(11,342)
Changes in assets and liabilities:
Accounts receivable, net	(25,958)	3,152
Inventory	80,352	(96,183)
Prepaid expenses and other current assets	(53,967)	(31,681)
Accounts payable and accrued expenses	464,402	34,530
Deferred tax liability	24,973	24,972
Deferred rent	(4,102)	(1,865)
Net Cash Used in Operating Activities	(1,072,483)	(1,584,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	(12,716)	-
Purchases of property and equipment	-	(9,602)
Net Cash Used in Investing Activities	(12,716)	(9,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	3,766,200	-
Proceeds from issuance of notes payable	1,687,083	-
Repayment of notes payable	(450,000)	-
Fees paid to investment banks for equity financing	(113,270)	-
Net Cash Provided by Financing Activities	4,890,013	-

Increase (Decrease) in cash	3,804,814	(1,594,287)

Cash at beginning of period	247,564	2,100,013

Cash at end of period	$4,052,378	$505,726

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2009 on Form 10-K and Form S-1.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $1,072,483 deficiency of cash from operations for the six months ended June 30, 2010, and expects significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its cash needs.  While the Company appears to have adequate liquidity at June 30, 2010, there can be no assurances that such liquidity will remain sufficient.

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

New Accounting Pronouncements:

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition - Milestone Method (Topic 605). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The Company can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

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

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at June 30, 2010 or December 31, 2009.

Inventories are comprised as follows:

	June 30, 2010	December 31, 2009
Raw materials	$173,527	$175,806
Finished goods	27,373	105,447
Inventories	$200,900	$281,253

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the company’s book value as of June 30, 2010 and December 31, 2009.  Based on this, no impairment was recorded as of June 30, 2010 or December 31, 2009.

NOTE 6 – NOTES PAYABLE

On various dates in May and June, 2010, the Company entered into financing transactions in which the Company issued $1,637,083, before discount, of its one year, senior, secured promissory notes (collectively the “Secured Notes”, individually a “Secured Note”).   The Secured Notes bear interest of 12% per annum.  Interest due under the Secured Notes is payable semiannually, with the principal and final interest payment becoming due in May and June, 2011.  The Company may prepay the principal and interest due on this Secured Note, at any time, in whole or in part without penalty or premium, plus 8 months of interest at the time of prepayment.  The Secured Notes have a first priority security interest in all of the assets of the Company.  Upon the occurrence of an “Event of Default” (as defined in the Secured Note, included herein as an exhibit) the holder may, upon written notice to the Company, elect to declare the entire principal amount of the Secured Note then outstanding together with accrued unpaid interest thereon due and payable.  Upon receipt of such notice, the Company shall have twenty business days to cure the Event of Default, and if uncured on the twenty first business day, all principal and interest shall become immediately due and payable.  All of the investors in the Secured Notes are officers or pre-existing stockholders of the Company.  The Company also issued 7,117,762 warrants (the “Debt Warrants”) to purchase common stock of the Company to the holders of the Secured Notes.  The Debt Warrants have a per share exercise price of $0.23 and expire on various dates between May and June, 2015.  The common stock issuable upon exercise of the Debt Warrants has piggyback registration rights, and can be included in the Company’s next registration statement.  The Debt Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Debt Warrants is not then effective.    In addition, the investors of the Secured Notes that held warrants from prior investments with the Company had the exercise price of some or all of such warrants reduced to $0.23 per share.  As a result, the Company reduced the prices on an aggregate 9,993,593 warrants from per share exercise prices ranging from $0.24 to $0.60, to $0.23.  Of the aggregate $1,637,083 invested, a value of $818,542 was allocated to the Debt Warrants and the warrant price reduction based upon their relative fair value, recorded as a debt discount, and was amortized over the life of the Secured Notes.  The Secured Notes and related accrued interest were paid off or converted into the Series D Convertible Preferred Stock Offering in full on June 21, 2010 (See Note 7), and all remaining debt discount was expensed as interest expense.

The Secured Notes consisted of $200,000 from Steven Strasser, the Company’s Chairman, Chief Executive Officer and the Company’s largest beneficial shareholder, and were exchanged from an existing unsecured promissory note of the Company.

In March and April 2010 the Company issued unsecured notes (the “Unsecured Notes”) to Steven Strasser, the Company’s CEO, totaling $250,000.  The Unsecured Notes bore interest at 5%, payable upon maturity.  The Unsecured Notes were set to mature two months after issuance.  $200,000 of Unsecured Notes were converted into Secured Notes on May 13, 2010, and the remaining $50,000 plus related accrued interest was paid off in full on May 26, 2010.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

On June 21, 2010, the Company issued and sold 313,752 units, each unit consisting of one share of the Company’s Series D Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.19 per share, resulting in the sale and issuance of an aggregate of 313,752 shares of Series D Preferred Stock and warrants to purchase up to 15,687,600 shares of the Company’s common stock for $5,020,000, which consisted of $3,601,200 in cash and $1,418,800 in cancellation of indebtedness.  The securities were issued pursuant to Regulation D of the Securities Act of 1933, as amended.  Of the aggregate $5,020,000 invested, a value of $1,573,590 was allocated to the 15,687,600 Series D warrants and recorded as a component of paid-in capital.  The conversion feature of the Series D Preferred Stock at the time of issuance was determined to be beneficial on June 21, 2010, the date of the transaction.  The Company recorded additional preferred stock dividends of $2,514,856 related to the beneficial conversion feature.  In this transaction, Steven Strasser, the Company’s CEO, purchased 34,547 units for $500,000 in cash and $52,000 in cancellation of indebtedness, and John Lackland, the Company’s CFO, purchased 1,875 units for $30,000 in cancellation of indebtedness.  In addition, the issuance of the Series D Preferred Stock also triggered an anti-dilution provision on a portion of the Company’s existing warrants that were classified as liabilities on June 21, 2010.  This resulted in an increase in the fair value of these warrants of $3,858.

Wilmington Capital Securities, LLC (the “Placement Agent”), a registered broker dealer, acted as the sole placement agent for the Series D Preferred Stock offering. For its services, the Placement Agent received commission and non-accountable fees totaling $113,120 and 113,120 warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have a per share exercise price of $0.19 and expire five years from the date of issuance. The value of the Placement Agent Warrants was $19,494.

On January 20, 2010 and February 24, 2010, the Company issued and sold 4,375 units, each unit consisting of one share of the Company’s Series C-1 Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 4,375 shares of Series C-1 Preferred Stock and warrants to purchase up to 218,750 shares of the Company’s common stock for, $175,000 in cash.  The securities were issued pursuant to Regulation D of the Securities Act of 1933.  Of the aggregate $175,000 invested, a value of $57,884 was allocated to the 218,750 Series C-1 warrants and recorded as a component of paid-in capital.  The conversion feature of the Series C-1 Preferred Stock at the time of issuance was determined to be a beneficial conversion feature on January 20, 2010 and February 24, 2010, the dates of the transactions.  The Company recorded additional preferred stock dividends of $41,309 related to the beneficial conversion feature.  In this transaction, Steven Strasser, the Company’s CEO purchased 1,875 units for $75,000 in cash.

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

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009*
Net loss attributable to common shareholders	$(4,614,631)	$(1,782,306)
Basic weighted average number of common shares outstanding	44,929,591	43,255,441
Dilutive effect of stock options	-	-
Diluted weighted average number of common shares outstanding	44,929,591	43,255,441
Basic and diluted loss per share	$(0.10)	$(0.04)
*Refer to Note 13 – Prior Period Adjustment

For the six months ended June 30, 2010, warrants and options to purchase 68,128,307 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the six months ended June 30, 2009, warrants and options to purchase 46,209,676 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 9 – STOCK-BASED COMPENSATION

At June 30, 2010, the Company had two stock-based compensation plans.  There were 1,325,000 options granted in the six months ended June 30, 2010.  The fair value of these options was $310,000 at issuance.  There were 435,000 warrants and 2,000,000 options granted in the six months ended June 30, 2009.  The values of these grants were $56,799 and $357,000 at issuance, respectively.  The fair value of these warrants and options was calculated using the Black-Scholes Options Pricing Model, which utilizes both observable and unobservable assumptions (level 3 inputs).  42,000 and 0 stock options were exercised in the periods ending June 30, 2010 and 2009, respectively.  The Company accounts for stock option grants in accordance with ASC 718, Compensation – Stock Compensation. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $134,974 and $179,292 for the periods ended June 30, 2010 and 2009, respectively.

The fair value of options granted is estimated on the date of grant based on the weighted-average assumptions in the table below.  The assumption for the expected life is based on evaluations of historical and expected exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  The historical daily stock volatility of the Company’s common stock (the Company’s only class of publically traded stock) over the estimated life of the stock warrant is used as the basis for the volatility assumption.

	Six months ended June 30,
	2010	2009
Weighted average risk-free rate	2.02% - 2.46%	1.68% - 3.25%
Average expected life in years	6	10
Expected dividends	None	None
Volatility	157.72% - 159.29%	294.51%
Forfeiture rate	46%	46%

NOTE 10 – MATERIAL AGREEMENTS

In 2007, the Company entered into a manufacturing service agreement with Sanmina-Sci Corporation (“Sanmina-Sci”) for the production of digital units and digital circuit boards.  Pursuant to this agreement, the Company will purchase an amount of digital units, subject to certain minimum quantities, from Sanmina-Sci equal to an initial firm order agreed upon by the Company and Sanmina-Sci and subsequent nine-month requirements forecasts.  The initial term of the contract was one year, and upon expiration of the initial term, the contract continues on a year to year basis until one party gives notice to terminate.  At the present time the Company is not able to determine if the actual purchases will be in excess of these minimum commitments, or if any potential liability will be incurred. The Company had approximately $88,000 in open purchase orders with this subcontractor as of June 30, 2010.

NOTE 11 – WARRANT LIABILITY

On January 1, 2009, the Company adopted FASB ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005.  The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with FASB ASC 815 (EITF 07-5) based on an evaluation of the terms and conditions related to the warrant agreements, which provide that the exercise price of these warrants shall be reduced if, through a subsequent financing, the Company issues common stock below the lowest per share purchase price of the offering.  The warrant liability, including the effect of the anti-dilution provision (see Note 7), was valued at $4,745 and $828,827 as of June 30, 2010 and December 31, 2009, respectively, resulting in non-cash gains in the statement of operations of $824,082 for the six months ended June 30, 2010.  The warrant liability was valued at $162,875 and $381,856 as of June 30, 2009 and January 1, 2009, respectively, resulting in non-cash gains of $218,981 during the six months ended June 30, 2009.  In adopting ASC 815 (EITF 07-5), the Company recorded a $1,052,099 cumulative adjustment to opening accumulated deficit and a reduction to paid-in capital of $1,433,954 on January 1, 2009.  In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at the balance sheet date.  Changes in the fair value of warrants classified as a liability are recognized in earnings.

The Company has estimated the fair value of its warrant liability using the Black-Scholes option pricing model (level 3 inputs) containing the following assumptions:  volatility 117%, risk-free rate 0.17%, term equivalent to the remaining life of the warrants.  The Company recorded a non-cash gain related to these warrants of $824,082 for the six months ended June 30, 2010, which was recorded in other income (expense).

The following reconciles the warrant liability for the six months ended June 30:

	2010	2009
Beginning balance, January 1,	$828,827	$381,856
Change in fair value	(824,082)	(218,981)
Ending balance, June 30,	$4,745	$162,875

NOTE 12 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes pursuant to ASC 740, Accounting for Income Taxes (“ASC 740 (SFAS109)”).  ASC 740 (SFAS 109) requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  ASC 740 (SFAS 109) additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  The Company has evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance should be maintained.

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

NOTE 13 – PRIOR PERIOD ADJUSTMENT

The Company has corrected errors in its warrant liability valuation, related to its estimated volatility, as well as its deferred tax liability calculation for the year ended December 31, 2009.

During the year ended December 31, 2009, the Company recorded its warrant liability using a warrant valuation model.  The Company calculated its warrant liability values utilizing an estimated volatility rate.  During the audit of the Company’s financial statements for the year ended December 31, 2009, the Company determined that the estimated volatility rate used was incorrect.   The Company reviewed and revised its estimated volatility rate and warrant valuation model, which resulted in material quantitative differences in the Company’s warrant liability and related fair market value adjustments on warrant liability for the year ended December 31, 2009 and in the various quarterly amounts previously reported.  The Company determined that the error was not material to prior quarters due to the warrant liability’s non-cash nature and because the errors were qualitatively insignificant to operations.

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

The following tables set forth the corrected quarterly financial data.

For the three months ended March 31, 2009:

	As Previously Reported	Adjustments	As Adjusted
Revenues	$47,147	$-	$47,147
Cost of revenues	28,808	-	28,808
Gross profit	18,339	-	18,339
Total costs and expenses	837,846	-	837,846
Loss from operations	(819,507)	-	(819,507)
Other income and (expense)	(476,834)	165,421	(311,413)
Loss before provision for taxes	(1,296,341)	165,421	(1,130,920)
Provision for taxes	-	12,486	12,486
Net loss	(1,296,341)	152,935	(1,143,406)
Dividends paid or payable on Series B and Series C Convertible Preferred Stock	233,333	-	233,333
Net loss attributable to common shareholders	$(1,529,674)	$152,935	$(1,376,739)
Basic and fully diluted loss per common share	$(0.04)	$0.01	$(0.03)
Weighted average common shares outstanding basic	43,255,441	43,255,441	43,255,441

For the three months ended June 30, 2009:

	As Previously Reported	Adjustments	As Adjusted
Revenues	$75,393	$-	$75,393
Cost of revenues	49,556	-	49,556
Gross profit	25,837	-	25,837
Total costs and expenses	916,310	-	916,310
Loss from operations	(890,473)	-	(890,473)
Other income and (expense)	852,108	(308,743)	543,365
Loss before provision for taxes	(38,365)	(308,743)	(347,108)
Provision for taxes	-	12,486	12,486
Net loss	(38,365)	(321,229)	(359,594)
Dividends paid or payable on Series B and Series C Convertible Preferred Stock	140,000	-	140,000
Net loss attributable to common shareholders	$(178,365)	$(321,229)	$(499,594)
Basic and fully diluted loss per common share	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic	43,255,441	43,255,441	43,255,441

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the six months ended June 30, for:

	2010	2009

Income/franchise taxes	$9,239	$6,728

Non-cash investing and financing activities during the six months ended June 30, for:

	2010	2009

Warrants and options issued with common stock issued to employees and consultants	$134,974	$179,292
Common stock issued to vendors	$60,000	$-
Senior secured notes converted into Series D preferred stock	$1,237,083	$-
Accrued interest and accrued wages converted into Series D preferred stock	$181,718	$-
Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$2,556,165	$-
Preferred stock dividends paid or payable in common stock	$344,586	$280,000

NOTE 15 – SUBSEQUENT EVENTS

On August 13, 2010, Steven Strasser, Chief Executive Officer of the Company, entered into an employment agreement to serve as the Chief Executive Officer of the Company for a term ending June 1, 2015, unless further extended or earlier terminated.  Pursuant to the employment agreement, Mr. Strasser will receive the following compensation: (a) an annual salary of $300,000; (b) bonus as determined by the compensation committee; (c) a one-time grant of stock options exercisable for up to 4,000,000 shares of Company common stock at an exercise price of $0.18 per share; and (d) and such other benefits as described in the employment agreement filed herewith as an exhibit.

On August 13, 2010, John (BJ) Lackland, Chief Financial Officer and Secretary of the Company of the Company, entered into an employment agreement to serve as the Chief Financial Officer and Secretary for a term ending June 1, 2015, unless further extended or earlier terminated.  Pursuant to the employment agreement, Mr. Lackland will receive the following compensation: (a) an annual salary of $200,000; (b) bonus as determined by the compensation committee; (c) a one-time grant of stock options exercisable for up to 2,000,000 shares of Company common stock at an exercise price of $0.18 per share; and (d) such other benefits as described in the employment agreement filed herewith as an exhibit.

On July 30, 2010, the Company sold 12,500 units under its Series D Preferred Stock offering, resulting in the issuance of an aggregate of 12,500 shares of Series D Preferred Stock and warrants to purchase up to 625,000 shares of the Company’s common stock for $200,000 in cash (see Note 7).

On July 16, 2010, Dick Morgan, Gary Rado and George Boyadjieff each delivered a resignation letter to the Company, resigning from the board of directors of the Company effective as of the close of business July 16, 2010. Gary Rado and Dick Morgan were members of the Company's audit committee. Gary Rado and George Boyadjieff were members of Company's compensation committee.

Messrs. Morgan, Rado and Boyadjieff's resignations are purely personal in nature and not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On July 16, 2010, at a duly held meeting of the board of directors of the Company, the board elected Marc Lehmann and Herman Sarkowsky to serve on the board of directors of the Company until the next annual meeting of the Company's stockholders or such time as his successor is elected.

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

Capitalization
As of June 30, 2010, the Company had total stockholders’ equity of $5,183,009, primarily due to (i) the Company’s sale of 313,752 shares of Series D Preferred Stock, (ii) the Company’s sale of 34,625 shares of Series C-1 Preferred Stock in a private offering from December 2009 through March 2010, (iii) the Company’s sale of 140,000 shares of Series B Preferred Stock in a private offering from October of 2007 through January of 2008, (iv) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (v) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (vi) the Company’s sale of 2,346,233 shares of Series A-1 Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (vii) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Preferred Stock in October of 2003.  All of the Company’s Series A-1 Preferred Stock was converted into Common Stock in 2005.

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

The Company’s results of operations for the three and six months ended June 30, 2010 were marked by a significant increase in revenues, a decrease in gross profit and a decrease in its loss from operations that are more fully discussed in the following section, “Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009”.  Sales cycles for our products range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few days or weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	86.6	65.7	85.3	63.4
Gross profit	13.4	34.3	14.7	36.6
Costs and expenses:
Research and development	116.2	354.4	134.0	419.6
Selling, general and administrative	519.5	839.3	539.3	982.7
Depreciation and amortization	9.5	21.8	11.1	29.2
Total expenses	645.2	1,215.4	684.4	1,431.5
Loss from operations	(631.8)	(1,181.1)	(669.7)	(1,394.9)
Other income (expense)	(496.7)	720.7	(46.6)	189.3
Loss before provision for income taxes	(1,128.5)	(460.4)	(715.9)	(1,205.6)
Provision for income taxes	11.5	16.6	11.5	20.4
Net loss	(1,140.0)	(477.0)	(727.4)	(1,226.0)
Dividends paid or payable on Series B, C-1 and D Preferred Stock	2,144.2	185.7	1,231.2	228.5
Net loss attributable to common shareholders	(3,284.2)	(662.7)	(1,958.6)	(1,454.5)

REVENUES

Total revenues for the three months ended June 30, 2010 were approximately $126,000, compared to $75,000 for the three months ended June 30, 2009, an increase of $51,000 or 68%. This increase is mainly attributable to an increase in sales in the elevator and escalator market in the second quarter of 2010.  Specifically, elevator and escalator sales grew to approximately $99,000 for the three months ended June 30, 2010, from approximately $31,000 for the three months ended June 30, 2009, which was partially offset by a decrease in sales in the industrial and other market which fell to approximately $28,000 for the three months ended June 30, 2010, from $44,000 for the three months ended June 30, 2009.  The increase in elevator and escalator sales in the three months ended June 30, 2010 is primarily due to the commercialization and increased market acceptance of the Company’s digital products, specifically resulting from the OEM agreements the Company signed in the summer of 2009.  The digital product has been tested and approved for use on a retrofit and OEM basis by two elevator and escalator OEMs.  These factors lead to the increase in elevator and escalator sales for the three months ended June 30, 2010.  For the three months ended June 30, 2010, industrial and other sales were approximately 21% of total sales, and escalator and elevator sales were approximately 79% of total sales.  All sales for the three months ended June 30, 2010 consisted entirely of digital units.  For the three months ended June 30, 2009, industrial sales, of which all consisted of digital units, were approximately 59% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 41% of total sales.

Total revenues for the six months ended June 30, 2010 were approximately $236,000, compared to $123,000 for the six months ended June 30, 2009, an increase of $113,000 or 92%. This increase is mainly attributable to an increase in sales in the elevator and escalator market in the second quarter of 2010.  Specifically, elevator and escalator sales grew to approximately $170,000, which included one large sale to a marquee end user of approximately $52,000 for the six months ended June 30, 2010, from approximately $65,000 for the six months ended June 30, 2009, which was partially offset by a decrease in sales in the industrial and other markets which fell to approximately $52,000 for the six months ended June 30, 2010, from $56,000 for the six months ended June 30, 2009.  The increase in elevator and escalator sales in the three months ended June 30, 2010 is primarily due to the same factors described above.  In the industrial and other market, the Company has continued its efforts to build a network of independent sales representatives following receipt of UL Certification for the Company’s larger digital products in the summer of 2009.  In prior periods, industrial sales were primarily to early adopters of our technology, as well as specific target accounts, therefore sales were less consistent.  For the six months ended June 30, 2010, industrial and other sales were approximately 23% of total sales, and escalator and elevator sales were approximately 77% of total sales.  All sales for the six months ended June 30, 2010 consisted entirely of digital units.  For the six months ended June 30, 2009, industrial sales, of which all but one order consisted of digital units, were approximately 46% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 54% of total sales.

COST OF REVENUES

Total cost of revenues, which includes material and direct labor and overhead for the three months ended June 30, 2010, was approximately $109,000 compared to approximately $50,000 for the three months ended June 30, 2009, an increase of $63,000 or 118%.  This increase is mainly attributable to an overall increase in sales in the elevator and escalator sales and industrial sales in the second quarter of 2010, as described above.  As a percentage of revenue, total cost of sales increased to approximately 87% for the three months ended June 30, 2010 compared to approximately 67% for the three months ended June 30, 2009.  The increase in the costs as a percentage of sales was primarily due to the Company decreasing its prices for both the industrial market and the escalator and elevator market.  The Company decreased industrial pricing due to the selling of its product through indirect channels, primarily its distributor network, during the three months ended June 30, 2010, rather than through direct sales efforts, as it did during the three months ended June 30, 2009.  The Company also decreased pricing in the elevator and escalator market as part of the supply agreements it signed with the two escalator and elevator OEMs.  Prior to decreasing prices, the Company has planned product cost reductions that it expects will significantly reduce the cost of revenue later in 2010. Finally, the Company made one large sale with extremely reduced pricing to a marquee end user for a strategic marketing benefit during the three months ended June 30, 2010.  No such sale occurred during the three months ended June 30, 2009.

Total cost of revenues, which includes material and direct labor and overhead for the six months ended June 30, 2010, was approximately $201,000 compared to approximately $78,000 for the six months ended June 30, 2009, an increase of $123,000 or 158%.  This increase is mainly attributable to an overall increase in sales in the elevator and escalator sales and industrial sales in the first and second quarters of 2010, as described above.  As a percentage of revenue, total cost of sales increased to approximately 85% for the six months ended June 30, 2010 compared to approximately 63% for the six months ended June 30, 2009.  The increase in the costs as a percentage of sales was primarily due to the Company decreasing its prices for both the industrial market and the escalator and elevator market as described above.

GROSS PROFIT

Gross profit for the three months ended June 30, 2010 was approximately $17,000 compared to approximately $26,000 for the three months ended June 30, 2009.  As a percentage of revenue, gross profit decreased to approximately 13% for the three months ended June 30, 2010 compared to approximately 35% for the three months ended March June 30, 2009 for the reasons explained above.

Gross profit for the six months ended June 30, 2010 was approximately $35,000 compared to approximately $45,000 for the six months ended June 30, 2009.  As a percentage of revenue, gross profit decreased to approximately 15% for the six months ended June 30, 2010 compared to approximately 37% for the six months ended June 30, 2009 for the reasons explained above.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $146,000 for the three months ended June 30, 2010, as compared to approximately $267,000 for the three months ended June 30, 2009, a decrease of $121,000 or 45%.  This decrease is mainly attributable to a reduction in salaries and related payroll expense and a decrease in the Company’s product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products.

Research and development expenses were approximately $316,000 for the six months ended June 30, 2010, as compared to approximately $514,000 for the six months ended June 30, 2009, a decrease of $198,000 or 38%.  This decrease is mainly attributable to a reduction in salaries and related payroll expense and a decrease in the Company’s product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $652,000 for the three months ended June 30, 2010, as compared to $633,000 for the three months ended June 30, 2009, an increase of $19,000 or 3%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to increases in payroll, payroll related costs, and travel in the sales department, as well as increases in investor and stockholder relations and consulting fees, during the three months ended June 30, 2010.  This increase was partially offset by a decrease in costs related to stock-based compensation.

Selling, general and administrative expenses were approximately $1,271,000 for the six months ended June 30, 2010, as compared to $1,204,000 for the six months ended June 30, 2009, an increase of $67,000 or 6%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to increases in payroll, payroll related costs, and travel in the sales department, as well as increases in investor and stockholder relations and consulting fees, during the six months ended June 30, 2010.  This increase was partially offset by a decrease in costs related to stock-based compensation.

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

As a result, the fair value of these warrants (five year warrants to purchase up to 5,696,591 shares of the Company’s common stock at an exercise price of $0.44 per share), amounting to $828,827 as of December 31, 2009, was reflected as a liability.  The fair value of these warrants amounted to $4,745, including the effect of the anti-dilution provision (see Note 7), as of June 30, 2010, primarily due to the approximately 20% decline in the value of our common stock and the reduced remaining term until expiration of the warrants.  The $309,200 and $824,082 decreases in the fair value of these warrants during three and six months ended June 30, 2010, respectively, has been reflected as a non-operating gain in the Statement of Operations for the three and six months ended June 30, 2010.  The warrants are being valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  We will continue to mark the warrants to market value each quarter-end until they expire in July and August 2010.

Financial Condition, Liquidity, and Capital Resources

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $1,072,483 deficiency of cash from operations for the six months ended June 30, 2010.  While the Company appears to have adequate liquidity at June 30, 2010, there can be no assurances that such liquidity will remain sufficient.

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

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of June 30, 2010, the Company had cash of $4,052,378.

Cash used for operating activities for the six months ended June 30, 2010 was $1,072,483, which consisted of a net loss of $1,713,880; less depreciation and amortization of $26,263, warrants and options issued to employees and consultants of $134,974, noncash interest expense of $818,542, and a decrease in inventory of $80,352, offset by a change in fair value of warrant liability of $824,082, and increases in accounts receivable of $25,958, prepaid expenses and other current assets of $53,967.  In addition, these amounts were offset by a decrease in deferred rent of $4,102, and increases in accounts payable of $454,402 and deferred tax liability of $24,973.

Cash used in operating activities for the six months ended June 30, 2009 was $1,584,685, which consisted of a net loss of $1,502,306; less depreciation and amortization of $35,727, warrants and options issued to employees and consultants of $179,292, a decrease in accounts receivable of $3,152, and increases in accounts payable of $34,530, and deferred tax liability of $24,972, offset by a change in fair value of warrant liability of $218,981, increases in inventory of $96,183, prepaid expenses and other current assets of $31,681, and decreases in provision for bad debt of $11,342 and deferred rent of $1,865.

Net cash used in investing activities for the six months ended June 30, 2010 was $12,716, compared to $9,602 for the six months ended June 30, 2009. The total amount for the first and second quarters of 2010 consisted of capitalized costs related to patent applications.  The total amount for the first and second quarters of 2009 consisted of the purchase of property and equipment.

Net cash provided by financing activities was $4,900,013 for the six months ended June 30, 2010.  Of this amount, $3,776,200 was from the proceeds from the issuance of equity securities, $1,687,083 was from the proceeds from the issuance of debt securities, offset by payments on notes payable of $450,000, and payments to investment banks for fees related to equity financings of $113,270.  There was no cash provided by or used for financing activities for the six months ended June 30, 2009.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Cash Requirements and Need for Additional Funds

While the Company appears to have adequate liquidity at June 30, 2010, there can be no assurances that such liquidity will remain sufficient.  The Company anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Company’s prepared expansion plan, the opinion of management is that approximately $2.5 to $3 million will be required to cover operating expenses, including, but not limited to, the development of the Company’s next generation products, marketing, sales and operations during the next twelve months.  Although we currently have some working capital, we may nevertheless need to issue additional debt or equity securities to raise required funds.  If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company may be forced to restructure, file for bankruptcy or cease operations.

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

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at June 30, 2010 or December 31, 2009.

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

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from an equity financing in 2005 (see Note 11 to the condensed financial statements).  In accordance with FASB ASC 820-10 (SFAS 157), the warrant liabilities are being remeasured to fair value each quarter until they all expire.  The warrants are valued using the Black-Scholes option pricing model, using observable and unobservable assumptions (Level 3) consistent with our application of FASB ASC 718 (SFAS 123(R)).

Revenue Recognition
Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded.

Accounting for Stock Based Compensation
The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718, Share-Based Payments (Prior authoritative literature: FASB SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”)).  FASB ASC 718 (SFAS 123(R)) requires companies to expense the value of all employee stock options and similar awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be materially different from what we have recorded in the current period.  The impact of applying FASB ASC 718 (SFAS 123(R)) approximated $135,000 and $179,000 in compensation expense during the six months ended June 30, 2010 and 2009, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.  The Company issues new authorized, unissued shares upon exercise of stock options.

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

Goodwill
FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill shall not be amortized.  At a minimum, goodwill is tested for impairment, on an annual basis by the Company, or when certain events indicate a possible impairment, utilizing a two-step test, as described in FASB ASC 350 (SFAS 142).  A significant impairment could have a material adverse effect on our financial condition and results of operations.  No impairment charges were recorded during the six months ended June 30, 2010 or 2009.

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

New Accounting Pronouncements:
In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition - Milestone Method (Topic 605). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The Company can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in a lawsuit against a former director (the “Defendant”), who is now CEO of a company offering motor control products.  The Company filed this action against the Defendant for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendant’s use of the Company’s confidential and proprietary information in the development and marketing of motor control products.  The Company seeks a temporary restraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendant.  The Company’s complaint was filed on August 6, 2009 in the U.S. District Court, District of Nevada.  The litigation is now proceeding through the discovery phase.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 21, 2010, the Company issued and sold 313,752 units, each unit consisting of one share of the Company’s Series D Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.19 per share, resulting in the sale and issuance of an aggregate of 313,752 shares of Series D Preferred Stock and warrants to purchase up to 15,687,600 shares of the Company’s common stock for $5,020,000, which consisted of $3,601,200 in cash and $1,418,800 in cancellation of indebtedness.  The securities were issued pursuant to Regulation D of the Securities Act of 1933, as amended.  Of the aggregate $5,020,000 invested, a value of approximately $2,741,000 was allocated to the 15,687,600 Series D warrants and recorded as a component of paid-in capital.  The conversion feature of the Series D Preferred Stock at the time of issuance was determined to be beneficial on June 21, 2010, the date of the transactions.  The Company recorded additional preferred stock dividends of approximately $2,515,000 related to the beneficial conversion feature.  In this transaction, Steven Strasser, the Company’s CEO, purchased 34,547 units for $500,000 in cash and $52,000 in cancellation of indebtedness, and John Lackland, the Company’s CFO, purchased 1,875 units for $30,000 in cancellation of indebtedness.

Wilmington Capital Securities, LLC (the “Placement Agent”), a registered broker dealer, acted as the sole placement agent for the Offering. For its services, the Placement Agent received commissions and non-accountable fees totaling $113,120 and 113,120 warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have a per share exercise price of $0.19 and expire five years from the date of issuance. The value of the Placement Agent Warrants was approximately $19,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

On August 13, 2010, Steven Strasser, Chief Executive Officer of the Company, entered into an employment agreement to serve as the Chief Executive Officer of the Company for a term ending June 1, 2015, unless further extended or earlier terminated.  Pursuant to the employment agreement, Mr. Strasser will receive the following compensation: (a) an annual salary of $300,000; (b) bonus as determined by the compensation committee; (c) a one-time grant of stock options exercisable for up to 4,000,000 shares of Company common stock at an exercise price of $0.18 per share; and (d) and such other benefits as described in the employment agreement filed herewith as an exhibit.

On August 13, 2010, John (BJ) Lackland, Chief Financial Officer and Secretary of the Company of the Company, entered into an employment agreement to serve as the Chief Financial Officer and Secretary for a term ending June 1, 2015, unless further extended or earlier terminated.  Pursuant to the employment agreement, Mr. Lackland will receive the following compensation: (a) an annual salary of $200,000; (b) bonus as determined by the compensation committee; (c) a one-time grant of stock options exercisable for up to 2,000,000 shares of Company common stock at an exercise price of $0.18 per share; and (d) such other benefits as described in the employment agreement filed herewith as an exhibit.

ITEM 6. EXHIBITS

10.1	Employment Agreement with Steven Strasser dated August 13, 2010 filed herewith
10.2	Employment Agreement with John Lackland dated August 13, 2010 filed herewith
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

POWER EFFICIENCY CORPORATION (Company)

Date: August 16, 2010	By:	/s/ Steven Strasser
Chief Executive Officer

Date: August 16, 2010	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)