Form 10-K/A
period 2009-12-31
POWER EFFICIENCY CORP
filed 2010-10-01
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549

AMENDMENT NO. 1
on
FORM 10-K/A

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-31805

Power Efficiency Corporation
(Exact name of registrant as specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

839 Pilot Road, Suite A
Las Vegas, NV	89119
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

Power Efficiency Corporation, (the “Company”) is filing this amendment to its Annual Report for the period ending December 31, 2009 on Form 10-K in response to communications received from the Securities and Exchange Commission (the “Commission”).  This amendment includes certifications, filed exhibits, to conform to the requirements of Item 601(b)(31) of Regulation S-K, dated as of the date of the filing of this amendment.

No other changes have been made to the Annual Report, as previously filed on March 31, 2010. This amendment does not reflect subsequent events occurring after the filing date of the original Annual Report or, unless otherwise noted herein, modify or update any disclosures made in the original Annual Report.