Form 10-Q/A
period 2010-03-31
POWER EFFICIENCY CORP
filed 2010-10-01
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1
on
FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Issuer as Specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

839 Pilot Road, Suite A	(702) 697-0377
Las Vegas, NV 89119	(Issuer's Telephone Number,
(Address of Principal Executive Offices)	Including Area Code)

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
Yes ☐ No ☐

EXPLANATORY NOTE

Power Efficiency Corporation, (the “Company”) is filing this amendment to its Quarterly Report for the period ending March 31, 2010 on Form 10-Q in response to communications received from the Securities and Exchange Commission (the “Commission”).  This amendment amends and restates in full Item 4T – Controls and Procedures, to disclosure changes made to our internal controls over financial reporting during the quarter to correct deficiencies that resulted in material weaknesses at December 31, 2009.  Filed as exhibits hereto are certifications to conform to the requirements of Item 601(b)(31) of Regulation S-K, dated as of the date of the filing of this amendment.

No other changes have been made to the Quarterly Report, as previously filed on May 17, 2010. This amendment does not reflect subsequent events occurring after the filing date of the original Quarterly Report or, unless otherwise noted herein, modify or update any disclosures made in the original Quarterly Report.

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

(b) Changes in Internal Controls. In connection with correcting material weaknesses identified by the Company’s Chief Executive Officer and Chief Financial Officer in our assessment of Internal Control Over Financial Reporting as of December 31, 2009, we have corrected our model for our estimated volatility, corrected our tax provision model to include the deferred tax liability related to the tax amortization, as well as implemented reviews to ensure that our accounting methodology is correct as a control.  We have implemented and will utilize these updated models and controls for all necessary transactions going forward.