Form 10-Q/A
period 2010-06-30
POWER EFFICIENCY CORP
filed 2010-10-01
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1
on
FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)

839 Pilot Road, Suite A Las Vegas, NV 89119 (Address of Principal Executive Offices)	(702) 697-0377 (Issuer's Telephone Number, Including Area Code)

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
Yes ☐ No ☐

EXPLANATORY NOTE

Power Efficiency Corporation, (the “Company”) is filing this amendment to its Quarterly Report for the period ending June 30, 2010 on Form 10-Q in response to communications received from the Securities and Exchange Commission (the “Commission”).  This amendment includes certifications, filed exhibits, to conform to the requirements of Item 601(b)(31) of Regulation S-K, dated as of the date of the filing of this amendment.

No other changes have been made to the Quarterly Report, as previously filed on August 16, 2010. This amendment does not reflect subsequent events occurring after the filing date of the original Quarterly Report or, unless otherwise noted herein, modify or update any disclosures made in the original Quarterly Report.