Form 10-K/A
period 2009-12-31
POWER EFFICIENCY CORP
filed 2010-10-06
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549

AMENDMENT NO. 2
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

EXPLANATORY NOTE

Power Efficiency Corporation, (the “Company”) is filing this amendment No. 2 to its Annual Report for the period ending December 31, 2009 on Form 10-K in response to communications received from the Securities and Exchange Commission (the “Commission”).  This amendment includes certifications, filed exhibits, to conform to the requirements of Item 601(b)(31) of Regulation S-K, dated as of the date of the filing of this amendment.

No other changes have been made to the Annual Report, as previously filed on March 31, 2010, and amended on October 1, 2010. This amendment does not reflect subsequent events occurring after the filing date of the original Annual Report or, unless otherwise noted herein, modify or update any disclosures made in the original Annual Report.