Form 10-Q
period 2010-09-30
POWER EFFICIENCY CORP
filed 2010-11-15
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
Yes ☐ No ☒

The number of shares of common stock outstanding as of November 15, 2010 was 45,119,984.

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
Yes ☐ No ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Balance Sheet as of September 30, 2010 and December 31, 2009	3

Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5

Notes to Condensed Financial Statements	6-16

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations	17-29

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	30

ITEM 4T. Controls and Procedures	30

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3. Defaults Upon Senior Securities	32

ITEM 4. Reserved	32

ITEM 5. Other Information	32

ITEM 6. Exhibits	33

Signatures	34

Certification of Chief Executive Officer as Adopted

Certification of Chief Financial Officer as Adopted

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEET
Unaudited

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$3,393,114	$247,564
Accounts receivable, net	83,422	66,143
Inventory	195,627	281,253
Prepaid expenses and other current assets	52,928	36,437
Total Current Assets	3,725,091	631,397
PROPERTY AND EQUIPMENT, net	60,369	86,533
OTHER ASSETS:
Patents, net	106,769	86,342
Deposits	36,971	26,914
Goodwill	1,929,963	1,929,963
Total Other Assets	2,073,703	2,043,219

Total Assets	$5,859,163	$2,761,149

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$767,484	$722,195
Warrant liability	-	828,827
Total Current Liabilities	767,484	1,551,002

LONG TERM LIABILITIES
Deferred rent	2,765	8,918
Deferred tax liability	437,027	399,567
Total Long Term Liabilities	439,792	408,485

Total Liabilities	1,207,276	1,959,507

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY:
Series B, C-1 and D Convertible Preferred Stock, $.001 par
value, 10,000,000 shares authorized, 500,877 and
170,250 issued and outstanding in 2010 and
2009, respectively	501	170
Common stock, $.001 par value, 140,000,000 shares
authorized, 45,119,984 and 44,825,886 issued and outstanding 43,255,441 issued and
outstanding in 2010 and 2009, respectively	45,120	44,826
Additional paid-in capital	46,415,202	36,797,628
Accumulated deficit	(41,808,936)	(36,040,982)
Total Stockholders' Equity	4,651,887	801,642

Total Liabilities and Stockholders' Equity	$5,859,163	$2,761,149

Accompanying notes are an integral part of the financial statements.

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
		(As Restated)		(As Restated)
REVENUES	$180,787	$63,130	$416,393	$185,575

COST OF REVENUES	100,733	49,703	301,755	127,306

GROSS PROFIT	80,054	13,427	114,638	58,269

COSTS AND EXPENSES:
Research and development	230,758	222,833	546,377	737,039
Selling, general and administrative	629,378	701,902	1,892,839	1,898,624
Depreciation and amortization	11,405	15,677	37,667	51,405
Total Costs and Expenses	871,541	940,412	2,476,883	2,687,068

LOSS FROM OPERATIONS	(791,487)	(926,985)	(2,362,245)	(2,628,799)

OTHER INCOME (EXPENSE):
Interest income	7,794	1,938	9,451	14,909
Interest expense	-	-	(934,649)	-
Fair market value adjustment on warrant liability	4,745	(34,880)	828,827	184,102
Total Other Income (Expense)	12,539	(32,942)	(96,371)	199,011

LOSS BEFORE PROVISION FOR INCOME TAXES	(778,948)	(959,927)	(2,458,616)	(2,429,788)

PROVISION FOR INCOME TAXES	15,884	12,486	50,309	37,458

NET LOSS	(794,832)	(972,413)	(2,508,925)	(2,467,246)

DIVIDENDS PAID OR PAYABLE ON SERIES B, C-1 AND D PREFERED STOCK	358,279	145,281	3,259,030	518,614

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,153,111)	$(1,117,694)	$(5,767,955)	$(2,985,860)

BASIC DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)	$(0.13)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	45,119,984	43,255,441	45,013,643	43,255,441

Accompanying notes are an integral part of the financial statements.

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine months ended September 30,
	2010	2009
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,508,925)	$(2,467,246)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	37,667	51,405
Warrants and options issued to employees and consultants	212,619	298,335
Change in fair value of warrant liability	(828,827)	(184,102)
Noncash interest expense related to debt discount	818,542	-
Provision for bad debt	-	(11,342)
Changes in assets and liabilities:
Accounts receivable, net	(17,279)	3,186
Inventory	85,625	(65,150)
Prepaid expenses and other current assets	(16,491)	(9,946)
Deposits	(10,057)	11,292
Accounts payable and accrued expenses	287,006	(21,360)
Deferred tax liability	37,460	37,458
Deferred rent	(6,153)	(2,807)
Net Cash Used in Operating Activities	(1,908,811)	(2,360,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	(22,335)	(7,892)
Purchases of property and equipment	(9,595)	(9,603)
Net Cash Used in Investing Activities	(31,930)	(17,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	3,976,200	809,569
Proceeds from issuance of notes payable	1,687,083	-
Repayment of notes payable	(450,000)	-
Fees paid for equity financings	(126,992)	-
Net Cash Provided by Financing Activities	5,086,291	809,569

Increase (Decrease) in cash	3,145,550	(1,568,203)

Cash at beginning of period	247,564	2,100,013

Cash at end of period	$3,393,114	$531,810

Accompanying notes are an integral part of the financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2009 on Form 10-K and Form S-1.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $1,908,811 deficiency of cash from operations for the nine months ended September 30, 2010, and expects significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its cash needs.  While the Company appears to have adequate liquidity at September 30, 2010, there can be no assurances that such liquidity will remain sufficient.

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

New Accounting Pronouncements:

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition - Milestone Method (Topic 605). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The Company can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2010-17 did not have an impact on the financial statements.

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

In January 2010, the FASB issued accounting standards update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of the Level 1 and Level 2 provisions of ASC No 2010-06 did not have an impact on our financial statements.  We are currently assessing what impact, if any, the adoption of the Level 3 provision will have on our fair value disclosures.  However, we do not believe it will have a material impact on our financial statements.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  From time to time, amounts deposited may exceed the FDIC limits.

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at September 30, 2010 or December 31, 2009.

Inventories are comprised as follows:

	September 30, 2010	December 31, 2009
Raw materials	$180,201	$175,806
Finished goods	15,426	105,447
Inventories	$195,627	$281,253

NOTE 6 – GOODWILL

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

The first part of the test is to compare the Company’s fair market value to the book value of the Company.  If the fair market value of the Company is greater than the book value, no impairment exists as of the date of the test.  However, if book value exceeds fair market value, the Company must perform part two of the test, which involves recalculating the implied fair value of goodwill by repeating the acquisition analysis that was originally used to calculate goodwill, using purchase accounting as if the acquisition happened on the date of the test, to calculate the implied fair value of goodwill as of the date of the test.

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the company’s book value as of September 30, 2010 and December 31, 2009.  Based on this, no impairment was recorded as of September 30, 2010 or December 31, 2009.

NOTE 7 – NOTES PAYABLE

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

The Company also issued 7,117,762 warrants (the “Debt Warrants”) to purchase common stock of the Company to the holders of the Secured Notes.  The Debt Warrants have a per share exercise price of $0.23 and expire on various dates between May and June, 2015.  The common stock issuable upon exercise of the Debt Warrants has piggyback registration rights, and can be included in the Company’s next registration statement.  The Debt Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Debt Warrants is not then effective.    In addition, the investors of the Secured Notes that held warrants from prior investments with the Company had the exercise price of some or all of such warrants reduced to $0.23 per share.  As a result, the Company reduced the prices on an aggregate of 9,993,593 warrants from per share exercise prices ranging from $0.24 to $0.60, to $0.23.  Of the aggregate $1,637,083 invested, a value of $818,542 was allocated to the Debt Warrants and the warrant price reduction based upon their relative fair value, recorded as a debt discount, and was amortized over the life of the Secured Notes.  The Secured Notes and related accrued interest were paid off or converted into the Series D Convertible Preferred Stock Offering in full on June 21, 2010 (See Note 8), and all remaining debt discount was expensed as interest expense.

The Secured Notes consisted of $200,000 from Steven Strasser, the Company’s Chairman, Chief Executive Officer and the Company’s largest beneficial shareholder, and were exchanged from an existing unsecured promissory note of the Company.

In March and April 2010, the Company issued unsecured notes (the “Unsecured Notes”) to Steven Strasser, the Company’s CEO, totaling $250,000.  The Unsecured Notes bore interest at 5%, payable upon maturity.  The Unsecured Notes were set to mature two months after issuance.  $200,000 of Unsecured Notes were converted into Secured Notes on May 13, 2010, and the remaining $50,000 plus related accrued interest was paid off in full on May 26, 2010.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

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

On July 30, 2010, the Company sold 12,500 units under its Series D preferred stock offering, resulting in the issuance of an aggregate of 12,500 shares of Series D preferred stock and warrants to purchase up to 625,000 shares of the Company’s common stock for $200,000 in cash.  Of the aggregate $200,000 invested, a value of $62,513 was allocated to the 625,000 Series D warrants and recorded as a component of paid-in-capital.  The conversion feature of the Series D preferred stock at the time of issuance was determined to be beneficial on July 30, 2010, the date of the transaction.  The Company recorded additional preferred stock dividends of $87,513 related to the beneficial conversion feature.

The Series D preferred stock has an annual dividend equal to 8% of the stated value of the preferred stock, payable annually in cash or stock, at the discretion of the Company’s board of directors.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series D preferred stock are entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series D preferred stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series D preferred stock for each share of  Series D preferred stock held by them. The conversion price for the Series D preferred stock is $0.16 per share, and the Series D preferred stock is subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $0.50 per share and the average daily trading volume is at least 50,000 shares of common stock per day during such ten-day period, such conversion to be effective on the trading day immediately following such ten day period.  Series D preferred stock shall vote with the shares of Common Stock on an as converted basis from time to time, and not as a separate class, at any duly called annual or special meeting of stockholders of the Company.  The holders of our Series D preferred stock have no pre-emptive rights, and the Company cannot amend the Series D preferred stock’s Certificate of Designation without first obtaining the approval of 75% of the holders of the outstanding Series D preferred stock.

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

NOTE 9 – EARNINGS PER SHARE

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

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
		(As Restated)		(As Restated)
Net loss attributable to common shareholders	$(1,153,111)	$(1,117,694)	$(5,767,955)	$(2,985,860)
Basic weighted average number of common shares outstanding	45,119,984	43,255,441	45,013,643	43,255,441
Dilutive effect of stock options	-	-	-	-
Diluted weighted average number of common shares outstanding	45,119,984	43,255,441	45,013,643	43,255,441
Basic and diluted loss per share	(0.03)	(0.03)	$(0.13)	$(0.07)

For the three and nine months ended September 30, 2010, warrants and options to purchase 70,578,324 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2009, warrants and options to purchase 49,539,426 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 10 – STOCK-BASED COMPENSATION

At September 30, 2010, the Company had two stock-based compensation plans.  There were 10,500,000 options granted in the nine months ended September 30, 2010.  The fair value of these options was $1,731,000 at issuance.  There were 1,035,000 warrants and 4,000,000 options granted in the nine months ended September 30, 2009.  The values of these grants were $175,299 and $797,000 at issuance, respectively.  The fair values of these warrants and options were calculated using the Black-Scholes Options Pricing Model, which utilizes both observable and unobservable assumptions (level 3 inputs).  42,000 and 0 stock options were exercised in the periods ending September 30, 2010 and 2009, respectively.  The Company accounts for stock option grants in accordance with ASC 718, Compensation – Stock Compensation. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $77,646 and $119,044 for the three months ended September 30, 2010 and 2009, respectively, and $212,629 and $298,335 for the nine months ended September 30, 2010 and 2009, respectively.

The fair value of options granted is estimated on the date of grant based on the weighted-average assumptions in the table below.  The assumption for the expected life is based on evaluations of historical and expected exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  The historical daily stock volatility of the Company’s common stock (the Company’s only class of publicly traded stock) over the estimated life of the stock warrant is used as the basis for the volatility assumption.

	Nine months ended September 30,
	2010	2009
Weighted average risk-free rate	1.43% - 2.46%	1.68% - 3.25%
Average expected life in years	6	10
Expected dividends	None	None
Volatility	154.25% - 159.29%	294.51%
Forfeiture rate	46%	46%

NOTE 11 – MATERIAL AGREEMENTS

On August 13, 2010, Steven Strasser, Chief Executive Officer of the Company, entered into an employment agreement to serve as the Chief Executive Officer of the Company for a term ending June 1, 2015, unless further extended or earlier terminated.  Pursuant to the employment agreement, Mr. Strasser will receive the following compensation: (a) an annual salary of $300,000; (b) bonus as determined by the compensation committee; (c) a one-time grant of stock options exercisable for up to 4,000,000 shares of Company common stock at an exercise price of $0.18 per share; and (d) and such other benefits as described in the employment agreement filed as an exhibit in our Quarterly Report on Form 10-Q for the period ending June 30, 2010, filed with the SEC on August 16, 2010.

On August 13, 2010, John (BJ) Lackland, Chief Financial Officer and Secretary of the Company of the Company, entered into an employment agreement to serve as the Chief Financial Officer and Secretary for a term ending June 1, 2015, unless further extended or earlier terminated.  Pursuant to the employment agreement, Mr. Lackland will receive the following compensation: (a) an annual salary of $200,000; (b) bonus as determined by the compensation committee; (c) a one-time grant of stock options exercisable for up to 2,000,000 shares of Company common stock at an exercise price of $0.18 per share; and (d) such other benefits as described in the employment agreement filed as an exhibit in our Quarterly Report on Form 10-Q for the period ending June 30, 2010, filed with the SEC on August 16, 2010.

NOTE 12 – WARRANT LIABILITY

On January 1, 2009, the Company adopted FASB ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005.  The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with FASB ASC 815 (EITF 07-5) based on an evaluation of the terms and conditions related to the warrant agreements, which provide that the exercise price of these warrants shall be reduced if, through a subsequent financing, the Company issues common stock below the lowest per share purchase price of the offering.  The warrant liability, including the effect of the anti-dilution provision, was valued at $0 and $828,827 as of September 30, 2010 and December 31, 2009, respectively, resulting in non-cash gains in the statement of operations of $828,827 for the nine months ended September 30, 2010.  The warrant liability was valued at $303,955 and $381,856 as of September 30, 2009 and January 1, 2009, respectively, resulting in non-cash gains of $184,102 during the nine months ended September 30, 2009.  In adopting ASC 815 (EITF 07-5), the Company recorded a $1,052,099 cumulative adjustment to opening accumulated deficit and a reduction to paid-in capital of $1,433,954 on January 1, 2009.  In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at the balance sheet date.  Changes in the fair value of warrants classified as a liability are recognized in earnings.

The Company has estimated the fair value of its warrant liability using the Black-Scholes option pricing model (level 3 inputs) containing the following assumptions:  volatility 117%, risk-free rate 0.17%, term equivalent to the remaining life of the warrants.  The Company recorded a non-cash gain related to these warrants of $828,827 for the nine months ended September 30, 2010, which was recorded in other income (expense).

The following reconciles the warrant liability for the nine months ended September 30:

	2010	2009
Beginning balance, January 1,	$828,827	$381,856
Additions to warrant liability	-	106,201
Change in fair value	(828,827)	(184,102)
Ending balance, September 30,	$-	$303,955

NOTE 13 – INCOME TAXES

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

NOTE 14 – PRIOR PERIOD ADJUSTMENT

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

The following tables set forth the corrected quarterly financial data.

For the three months ended September 30, 2009:

	As Previously Reported	Adjustments	As Restated
Revenues	$63,130	$-	$63,130
Cost of revenues	49,703	-	49,703
Gross profit	13,427	-	13,427
Total costs and expenses	940,412	-	940,412
Loss from operations	(926,985)	-	(926,985)
Other income and (expense)	(332,452)	299,510	(32,942)
Loss before provision for taxes	(1,259,437)	299,510	(959,927)
Provision for taxes	-	12,486	12,486
Net loss	(1,259,437)	287,024	(972,413)
Dividends paid or payable on Series B and Series C Convertible Preferred Stock	145,281	-	145,281
Net loss attributable to common shareholders	$(1,404,718)	$287,024	$(1,117,694)
Basic and fully diluted loss per common share	$(0.03)	$0.00	$(0.03)
Weighted average common shares outstanding basic	43,255,441	43,255,441	43,255,441

For the nine months ended September 30, 2009:

	As Previously Reported	Adjustments	As Restated
Revenues	$185,575	$-	$185,575
Cost of revenues	127,306	-	127,306
Gross profit	58,269	-	58,269
Total costs and expenses	2,687,068	-	2,687,068
Loss from operations	(2,628,799)	-	(2,628,799)
Other income and (expense)	42,823	156,188	199,011
Loss before provision for taxes	(2,585,976)	156,188	(2,429,788)
Provision for taxes	-	37,458	37,458
Net loss	(2,585,976)	118,730	(2,467,246)
Dividends paid or payable on Series B and Series C Convertible Preferred Stock	518,614	-	518,614
Net loss attributable to common shareholders	$(3,104,590)	$118,730	$(2,985,860)
Basic and fully diluted loss per common share	$(0.07)	$0.00	$(0.07)
Weighted average common shares outstanding basic	43,255,441	43,255,441	43,255,441

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the nine months ended September 30, for:

	2010	2009

Income/franchise taxes	$12,849	$8,286

Non-cash investing and financing activities during the nine months ended September 30, for:

	2010	2009

Warrants and options issued to employees and consultants	$212,619	$298,335
Common stock issued to vendors	$60,000	$-
Senior secured notes converted into Series D preferred stock	$1,237,083	$-
Accrued interest and accrued wages converted into Series D preferred stock	$181,718	$-
Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$2,643,679	$-
Preferred stock dividends paid or payable in common stock	$615,352	$518,614

NOTE 16 – OTHER EVENTS

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

On September 14, 2010, at a duly held meeting of the board of directors of the Company, the board elected Raphael Diamond to serve on the board of directors of the Company until the next annual meeting of the Company's stockholders or such time as his successor is elected.

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

Digital Three-phase MEC

In 2005, the Company began development of a digital version of its three-phase MEC so that the product would be capable of high volume sales through existing distribution channels for motor controls.  The digital version is much smaller in size and easier to install than the analog product, is driven by a powerful microprocessor and digital signal processor. As opposed to the analog MEC, the digital MEC is also a complete motor control device, meaning it can start, stop, soft start and protect a motor, and is therefore capable of replacing standard motor starters and soft starts that do not save energy. The product can be installed by original equipment manufacturers (OEMs) at their factories or it can be retrofitted on to existing equipment.

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

Capitalization

As of September 30, 2010, the Company had total stockholders’ equity of $4,651,887, primarily due to (i) the Company’s sale of 326,252 shares of Series D Preferred Stock in a private offering in June and July 2010, (ii) the Company’s sale of 34,625 shares of Series C-1 Preferred Stock in a private offering from December 2009 through March 2010, (iii) the Company’s sale of 140,000 shares of Series B Preferred Stock in a private offering from October 2007 through January 2008, (iv) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November 2006 through March 2007, (v) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August 2005, (vi) the Company’s sale of 2,346,233 shares of Series A-1 Preferred stock to Summit Energy Ventures, LLC in June 2002 and (vii) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Preferred Stock in October 2003.  All of the Company’s Series A-1 Preferred Stock was converted into Common Stock in 2005.

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

The Company’s results of operations for the three and nine months ended September 30, 2010 were marked by a significant increase in revenues, an increase in gross profit and an increase in its loss from operations that are more fully discussed in the following section, “Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009”.  Sales cycles for our products range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few days or weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
			(As Restated)				(As Restated)
Revenues	100.0%		100.0%		100.0%		100.0%
Cost of revenues	55.7		78.7		72.5		68.6
Gross profit	44.3		21.3		27.5		31.4
Costs and expenses:
Research and development	127.6		353.0		131.2		397.2
Selling, general and administrative	348.1		1,111.8		454.6		1,023.1
Depreciation and amortization	6.3		24.8		9.0		27.7
Total expenses	482.0		1,489.6		594.8		1,448.0
Loss from operations	(437.7)		(1,468.3)		(567.3)		(1,416.6)
Other income (expense)	6.9		(52.2)		(23.1)		107.2
Loss before provision for income taxes	(430.8)		(1,520.5)		(590.4)		(1,309.4)
Provision for income taxes	8.8		19.8		12.1		20.2
Net loss	(439.6)		(1,540.3)		(602.5)		(1,329.6)
Dividends paid or payable on Series B, C-1 and D Preferred Stock	198.2		230.1		782.7		279.5
Net loss attributable to common shareholders	(637.8	) %	(1,770.4	) %	(1,385.2	) %	(1,609.1	) %

REVENUES

Total revenues for the three months ended September 30, 2010 were approximately $181,000, compared to $63,000 for the three months ended September 30, 2009, an increase of $118,000 or 187%. This increase is mainly attributable to an increase in sales in both the elevator and escalator market and the industrial market during the third quarter of 2010.  Specifically, elevator and escalator sales grew to approximately $98,000 for the three months ended September 30, 2010, from approximately $53,000 for the three months ended September 30, 2009, and industrial and other sales grew to approximately $83,000 for the three months ended September 30, 2010, from $10,000 for the three months ended September 30, 2009.  The increase in elevator and escalator sales in the three months ended September 30, 2010 is primarily due to the commercialization and increased market acceptance of the Company’s digital products resulting from the OEM agreements the Company signed in the summer of 2009.  The digital product has been tested and approved for use on a retrofit and OEM basis by two elevator and escalator OEMs.  These factors lead to the increase in elevator and escalator sales for the three months ended September 30, 2010.  Industrial and other sales increased during the three months ended September 30, 2010, due to an increase in international sales, which generally have higher margins than domestic sales.  For the three months ended September 30, 2010, industrial and other sales were approximately 46% of total sales, and escalator and elevator sales were approximately 54% of total sales.  All sales for the three months ended September 30, 2010 consisted entirely of digital units.  For the three months ended September 30, 2009, industrial sales, which consisted totally of digital units, were approximately 16% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 84% of total sales.  Although overall revenue increased during three months ended September 30, 2010, the Company expects future sales to continue to be volatile.

Total revenues for the nine months ended September 30, 2010 were approximately $416,000, compared to $186,000 for the nine months ended September 30, 2009, an increase of $230,000 or 124%. This increase is mainly attributable to an increase in sales in both the elevator and escalator market and the industrial market during the first three quarters of 2010.  Specifically, elevator and escalator sales grew to approximately $279,000, which included one large sale to a marquee end user of approximately $52,000 and marked increases in sales to two escalator and elevator OEMs, for the nine months ended September 30, 2010, from approximately $116,000 for the nine months ended September 30, 2009.  Industrial and other sales grew to approximately $137,000 for the nine months ended September 30, 2010, from $69,000 for the nine months ended September 30, 2009.  The overall increases in sales during the nine months ended September 30, 2010 are primarily due to the same factors described above.  In the industrial and other market, the Company continued its efforts to build a network of independent sales representatives following receipt of UL Certification for the Company’s larger digital products in the summer of 2009.  In prior periods, industrial sales were primarily to early adopters of our technology, as well as specific target accounts, therefore sales were less consistent.  For the nine months ended September 30, 2010, industrial and other sales were approximately 33% of total sales, and escalator and elevator sales were approximately 67% of total sales.  All sales for the nine months ended September 30, 2010 consisted entirely of digital units.  For the nine months ended September 30, 2009, industrial sales, of which all but one order consisted of digital units, were approximately 37% of total sales, and escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 63% of total sales.  Although overall revenue increased during nine months ended September 30, 2010, the Company expects future sales to continue to be volatile.

COST OF REVENUES

For the three months ended September 30, 2010, total cost of revenues, which includes materials, direct labor and overhead, was approximately $101,000 compared to approximately $50,000 for the three months ended September 30, 2009, an increase of $51,000 or 102%.  This increase is mainly attributable to an overall increase in sales in the elevator and escalator sales and industrial sales in the third quarter of 2010, as described above.  As a percentage of revenue, total cost of sales decreased to approximately 56% for the three months ended September 30, 2010 compared to approximately 79% for the three months ended September 30, 2009.  The decrease in the costs as a percentage of revenues was primarily due to the increase in international industrial sales, which generally have higher gross margins.

For the nine months ended September 30, 2010, total cost of revenues, which includes materials, direct labor and overhead, was approximately $302,000 compared to approximately $127,000 for the nine months ended September 30, 2009, an increase of $175,000 or 138%.  This increase is mainly attributable to an overall increase in sales in the elevator and escalator sales and industrial sales in the first and second quarters of 2010, as described above.  As a percentage of revenue, total cost of sales increased to approximately 73% for the nine months ended September 30, 2010 compared to approximately 69% for the nine months ended September 30, 2009.  The increase in the costs as a percentage of sales was primarily due to the Company decreasing its prices for both the industrial market and the escalator and elevator market, partially offset by the increase generated by higher margins on international sales in the third quarter.  The Company decreased industrial pricing on product sold through indirect channels, primarily through its distributor network, during the nine months ended September 30, 2010, rather than through direct sales efforts, as was the case during the nine months ended September 30, 2009.  The Company also decreased pricing in the elevator and escalator market as part of the supply agreements it signed with the two escalator and elevator OEMs.  Prior to decreasing prices, the Company has planned product cost reductions that it expects will significantly reduce the cost of revenue in 2011. Finally, the Company made one large sale with sharply reduced pricing to a marquee end user for a strategic marketing benefit during the nine months ended September 30, 2010, which was mitigated by the increase in high margin international industrial sales.

GROSS PROFIT

Gross profit for the three months ended September 30, 2010 was approximately $80,000 compared to approximately $13,000 for the three months ended September 30, 2009.  As a percentage of revenue, gross profit increased to approximately 44% for the three months ended September 30, 2010 compared to approximately 21% for the three months ended September 30, 2009 driven by higher margin international sales.

Gross profit for the nine months ended September 30, 2010 was approximately $115,000 compared to approximately $58,000 for the nine months ended September 30, 2009.  As a percentage of revenue, gross profit decreased to approximately 28% for the nine months ended September 30, 2010 compared to approximately 31% for the nine months ended September 30, 2009 driven by lower prices partially offset by higher margin international sales in the third quarter.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $231,000 for the three months ended September 30, 2010, as compared to approximately $223,000 for the three months ended September 30, 2009, an increase of $8,000 or 4%.  This increase is mainly attributable to the Company’s product development and certification costs related to the Company’s next generation digital controller for both its single-phase and three-phase products.

Research and development expenses were approximately $546,000 for the nine months ended September 30, 2010, as compared to approximately $737,000 for the nine months ended September 30, 2009, a decrease of $191,000 or 26%.  This decrease is mainly attributable to a reduction in salaries and related payroll expense and an overall decrease in the Company’s product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $629,000 for the three months ended September 30, 2010, as compared to $702,000 for the three months ended September 30, 2009, a decrease of $73,000 or 10%. The decrease was primarily due to lower payroll, and payroll related costs in the administrative department, as well as decreases in investor and stockholder relations, consulting fees and costs related to stock based compensation, during the three months ended September 30, 2010.  This decrease was partially offset by an increase in payroll, payroll related costs and travel in the sales department.

Selling, general and administrative expenses were approximately $1,893,000 for the nine months ended September 30, 2010, as compared to $1,899,000 for the nine months ended September 30, 2009, a decrease of $6,000 or less than 1%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to decreases in payroll, and payroll related costs in the administrative department, as well as decreases in investor and stockholder relations, consulting fees and costs related to stock based compensation, during the nine months ended September 30, 2010.  This decrease was partially offset by an increase in payroll, payroll related costs and travel in the sales department.

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

As a result, the fair value of these warrants (five year warrants to purchase up to 5,696,591 shares of the Company’s common stock at an exercise price of $0.44 per share), amounting to $828,827 as of December 31, 2009, was reflected as a liability.  The fair value of these warrants was reduced to $0, as of September 30, 2010, due to the expiration of the warrants recorded as liabilities.  The $4,745 and $828,827 decreases in the fair value of these warrants during three and nine months ended September 30, 2010, respectively, has been reflected as a non-operating gain in the Statement of Operations for the three and nine months ended September 30, 2010.  The warrants are being valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.

Financial Condition, Liquidity, and Capital Resources

The accompanying financial statements have been prepared assuming the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $1,908,811 deficiency of cash from operations for the nine months ended September 30, 2010.  While the Company appears to have adequate liquidity at September 30, 2010, there can be no assurances that such liquidity will remain sufficient.

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

Since inception, the Company has financed its operations primarily through the sale of its equity securities, debt securities and using available bank lines of credit. As of September 30, 2010, the Company had cash of $3,393,114.

Cash used for operating activities for the nine months ended September 30, 2010 was $1,908,811, which consisted of a net loss of $2,508,925; less depreciation and amortization of $37,667, warrants and options issued to employees and consultants of $212,619, noncash interest expense of $818,542, and a decrease in inventory of $85,625, offset by a change in the fair value of our warrant liability of $828,827, and increases in accounts receivable of $17,279, prepaid expenses and other current assets of $16,490 and deposits of $10,057.  In addition, these amounts were offset by a decrease in deferred rent of $6,153, and increases in accounts payable of $287,007 and deferred tax liability of $37,460.

Cash used in operating activities for the nine months ended September 30, 2009 was $2,360,277, which consisted of a net loss of $2,467,246; less depreciation and amortization of $51,405, warrants and options issued to employees and consultants of $298,335, a decrease in accounts receivable of $3,186, and a decrease in deposits of $11,292; offset by a change in the fair value of our warrant liability of $184,102, increases in inventory of $65,150, prepaid expenses and other current assets of $9,946.  In addition, these amounts were offset by a decrease in accounts payable of $21,360, provision for bad debt of $11,342 and deferred rent of $2,807, and an increase in deferred tax liability of $37,458.

Net cash used in investing activities for the nine months ended September 30, 2010 was $31,930, compared to $17,495 for the nine months ended September 30, 2009. The total amount for the first three quarters of 2010 consisted of capitalized costs related to patent applications of $22,335, and the purchase of property and equipment of $9,595.  The total amount for the first three quarters of 2009 consisted of capitalized costs related to patent applications of $7,892, and the purchase of property and equipment of $9,603.

Net cash provided by financing activities was $5,086,291 for the nine months ended September 30, 2010.  Of this amount, $3,976,200 was proceeds from the issuance of equity securities, $1,687,083 was proceeds from the issuance of debt securities, offset by payments on notes payable of $450,000, and fees related to equity financings of $126,992.  Net cash provided by financing activities was $809,569 for the nine months ended September 30, 2009, which consisted solely of net proceeds from the issuance of equity securities.

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Cash Requirements and Need for Additional Funds

While the Company appears to have adequate liquidity at September 30, 2010, there can be no assurances that such liquidity will remain sufficient.  The Company anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Company’s prepared expansion plan, the opinion of management is that approximately $2.5 to $3 million will be required to cover operating expenses, including, but not limited to, the development of the Company’s next generation products, marketing, sales and operations during the next twelve months.  Although we currently have working capital, we may nevertheless need to issue additional debt or equity securities to raise required funds.  If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company may be forced to restructure, file for bankruptcy or cease operations.

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

Concentrations of Credit Risk

The Company maintains cash accounts with major financial institutions. Cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  From time to time, amounts deposited may exceed the FDIC limits.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at September 30, 2010 or December 31, 2009.

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

The following reconciles the warrant liability for the nine months ended September 30:

	2010	2009
Beginning balance, January 1,	$828,827	$381,856
Additions to warrant liability	-	106,201
Change in fair value	(828,827)	(184,102)
Ending balance, September 30,	$-	$303,955

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded.  Sales discounts and shipping credits are accounted for as deductions from revenues.  The Company does not have any special arrangements, post shipment obligations or acceptance provisions with its OEM reseller and distributor customers, nor do we grant price concessions to our distributors.

Accounting for Stock Based Compensation

The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718, Share-Based Payments (Prior authoritative literature: FASB SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”)).  FASB ASC 718 (SFAS 123(R)) requires companies to expense the value of all employee stock options and similar awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options pricing model utilizing certain assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors, a risk free interest rate, and expected remaining lives of the awards. In estimating expected stock price volatility, we use historical volatility, calculated based on the daily closing prices of our common stock over a period equal to the expected term of the option. We believe that the historical volatility of the price of our common stock over the expected term of the option is a strong indicator of the expected future volatility.  The Company utilizes the Daily Treasury Yield Curve Rates published by the US Treasury on the date of grant in determining the risk free interest rate, and estimates its expected remaining lives of the awards based on historical actual lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be materially different from what we have recorded in the current period.  The impact of applying FASB ASC 718 (SFAS 123(R)) approximated $213,000 and $298,000 in compensation expense during the nine months ended September 30, 2010 and 2009, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.  The Company issues new authorized, unissued shares upon exercise of stock options.

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

Accrued warranty expenses at September 30, 2010 consist of the following:

Balance, December 31, 2009	$2,648
Additions	4,568
Deductions	(4,501)
Balance, September 30, 2010	$2,715

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

The Company maintains a deferred tax liability related to it amortization of goodwill for tax purposes.  The amount of the deferred tax liability was $427,027 and $399,567 for the periods ended September 30, 2010 and December 31, 2009, respectively.

Goodwill

FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill shall not be amortized.  At a minimum, goodwill is tested for impairment, on an annual basis by the Company, or when certain events indicate a possible impairment, utilizing a two-step test, as described in FASB ASC 350 (SFAS 142).  A significant impairment could have a material adverse effect on our financial condition and results of operations.  No impairment charges were recorded during the nine months ended September 30, 2010 or 2009.

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

New Accounting Pronouncements:

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-17, Revenue Recognition - Milestone Method (Topic 605). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The Company can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2010-17 did not have an impact on the financial statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures were not effective because there was a single occurrence where the Company reported information required to be disclosed in the Company’s Exchange Act reports in an untimely manner. Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive and Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

The Company’s Principal Executive Officer and Principal Financial Officer believe additional training and better communication with our employees and counsel will be adequate in remedying our disclosure controls and procedures.

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

On July 30, 2010, the Company sold 12,500 units under its Series D preferred stock offering, resulting in the issuance of an aggregate of 12,500 shares of Series D preferred stock and warrants to purchase up to 625,000 shares of the Company’s common stock for $200,000 in cash.  Of the aggregate $200,000 invested, a value of $62,513 was allocated to the 625,000 Series D warrants and recorded as a component of paid-in-capital.  The conversion feature of the Series D preferred stock at the time of issuance was determined to be beneficial on July 30, 2010, the date of the transaction.  The Company recorded additional preferred stock dividends of $87,513 related to the beneficial conversion feature.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

On August 13, 2010, Steven Strasser, Chief Executive Officer of the Company, entered into an employment agreement to serve as the Chief Executive Officer of the Company for a term ending June 1, 2015, unless further extended or earlier terminated.  Pursuant to the employment agreement, Mr. Strasser will receive the following compensation: (a) an annual salary of $300,000; (b) bonus as determined by the compensation committee; (c) a one-time grant of stock options exercisable for up to 4,000,000 shares of Company common stock at an exercise price of $0.18 per share; and (d) and such other benefits as described in the employment agreement filed as an exhibit in our Quarterly Report on Form 10-Q for the period ending June 30, 2010, filed with the SEC on August 16, 2010.

On August 13, 2010, John (BJ) Lackland, Chief Financial Officer and Secretary of the Company of the Company, entered into an employment agreement to serve as the Chief Financial Officer and Secretary for a term ending June 1, 2015, unless further extended or earlier terminated.  Pursuant to the employment agreement, Mr. Lackland will receive the following compensation: (a) an annual salary of $200,000; (b) bonus as determined by the compensation committee; (c) a one-time grant of stock options exercisable for up to 2,000,000 shares of Company common stock at an exercise price of $0.18 per share; and (d) such other benefits as described in the employment agreement filed as an exhibit in our Quarterly Report on Form 10-Q for the period ending June 30, 2010, filed with the SEC on August 16, 2010

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

99.1	Press Release, dated November 15, 2010, announcing third quarter 2010 results.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION (Company)

Date: November 15, 2010	By:	/s/ Steven Strasser
Chief Executive Officer
(principal executive officer)

Date: November 15, 2010	By:	/s/ John Lackland
Chief Financial Officer (principal financial and accounting officer)