Form 10-K
period 2010-12-31
POWER EFFICIENCY CORP
filed 2011-03-31
CIK 1024075

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number: 000-31805

Power Efficiency Corporation
(Exact name of registrant as specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

839 Pilot Rd., Suite A
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
Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the issuer was $6,454,140.  This amount is based on the closing price of $0.19 per share for the Company’s common stock as of such date.

On March 18, 2011 there were 49,005,733 shares of the Company’s common stock outstanding.

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

The Company’s Principal Products and Technology

In the late 1990s the Company commenced the sale of its initial product, which was based on analog technology and reduces energy consumption in alternating current induction motors in certain applications. This product has been known by several names, including the Power Commander® and Power Genius.  In 2005 the Company began development of a digital product that would overcome many of the commercial limitations of the analog product.  In 2008, limited models of the first-generation of the digital product were launched. In mid-2009 the Company launched a line of products up to 300 horsepower that had certification from Underwriters Laboratories (“UL”) and/or Canadian Standards Associate (“CSA”) and its second-generation digital circuitry was launched.  Going forward, the Company has chosen to call its products Motor Efficiency Controllers (“MEC”).

The Company has developed patented and patent-pending technologies for effectively controlling the energy usage of an electric motor. The Company has been granted two United States Patents, the first 1998 and the second in 2010. Over the past four years the Company has undertaken extensive study and computer modeling of motors and their energy use, and has developed digital technologies for its controllers. In the process, the Company has discovered what it believes are significant innovations and has completed numerous patent filings around these new inventions in the US and other major world economies. The Company has branded these collective patented and patent pending technologies as E-SAVE Technology® and has a registered trademark on this name.

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
2.	Provide a soft start for the motor, bringing it gradually from rest to full speed
3.	Save energy when the motor is at full speed but is less than fully loaded

Three-Phase and Single-Phase MECs are unique particularly because of their energy savings capabilities. The product reduces energy consumption by electric motors by electronically sensing and controlling the amount of energy the motor consumes. A motor with an MEC installed only uses the energy it needs to perform its work task, thereby typically reducing its energy use. The result is a reduction of energy consumption typically ranging from 15% - 35% in applications that do not always run at peak load levels.  The amount of energy savings depends on a variety of factors, including the load on the motor and the motor’s characteristics.

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

•
Utility Incentive Financing: The three-phase product has qualified for rebate incentive financing, most frequently called “rebates,” from many electric utilities. This financing is generally paid to the end user of the MEC as an incentive to invest in energy saving products. As such, this financing effectively decreases the cost of the Company’s MEC for end users. The utilities that have approved the Company’s products for incentive financing include: NV Energy (formerly Nevada Power Company and Sierra Pacific Power Company), the Los Angeles Department of Water and Power, Southern California Edison, Sacramento Municipal Utility District, Anaheim Utilities, the New York Power Authority, Excel Energy and San Diego Gas and Electric.

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

Marketing and Sales

The Company’s marketing efforts have historically been concentrated in the elevator and escalator industry, primarily to OEMs of elevator and escalator equipment and end users that own this equipment. With UL approval in mid-2009, the Company began targeting industrial markets, such as mining, aggregates and plastics. End users of the Company’s products include retail chains, hotels, airports, transit systems, and mining, plastics and manufacturing companies.

The Company sells products into the elevator and escalator market primarily to and through global OEM resellers. The elevator and escalator market is dominated by four global companies, Otis Elevator, Schindler, ThyssenKrupp and KONE. Collectively these companies are believed to have over 80% of the world market for new equipment and service contracts.

The Company signed formal supply agreements for North America with ThyssenKrupp and KONE in the middle of 2009 and with Schindler in late 2010.  Many of these global OEMs have their own private label versions of the Company’s products. These private label products are made by the Company exclusively for a particular OEM. The Company also sells to and completes projects with Otis Elevator, although there is no formal agreement.

In 2010, the Company began targeting the Asian operations of these global OEMs. In the first half of 2010, the Company completed a sale to the Sands China Limited, owner of the Venetian Macau, Sands Macau and Four Seasons Macau. This sale was the Company’s first major project in Asia.

The Company is focused on penetrating industrial markets through independent representatives and distributors who will in turn sell to OEMs of industrial equipment and end users. The Company significantly increased these industrial market activities in late 2009 after receiving UL certification, since this certification is required by many industrial concerns.

In 2010, the Company signed a private label agreement with one of the largest industrial distributors in the U.S. This distributor began offering the Company’s three phase product through its website in late 2010 and plans to include the Company’s products in its 2011 catalog, its largest sales channel.

The Company’s longer term goal is to be a high value supplier of technologies, with numerous OEMs and other resellers engaged with high volume sales and/or licensing agreements.

Manufacturing and Distribution

The Company’s strategy is to assemble internally products that sell at lower volumes, such as MECs for very large motors, and to outsource the manufacturing of higher volume products, such as smaller units and circuit boards. The Company believes this strategy allows for high quality production, cost efficiencies, and the capability to rapidly increase production volumes. Management believes this strategy has the ability to meet the Company’s production needs.

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

•	It has proprietary technology, protected by two U.S. patents. Two additional patent filings on new innovations are pending approval of the U.S. Patent and Trademark Office;
•	It has been tested extensively by utilities with documented energy savings and approval for incentive financing rebates;
•	It is accepted by OEMs in the escalator and granulator industries.

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

Premium Efficiency Motors.  Motors are rated by their efficiency at or near full load. However, when motors, including “premium efficiency motors” are lightly loaded, they become very inefficient. Management believes that the energy savings gain attributable to premium efficiency motors is materially lower than that of its MEC on underloaded motor applications. Furthermore, the Company’s products are able to save energy on underloaded premium efficiency motors, so that such motors and the Company’s technology are not mutually exclusive.

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

Customers

The Company currently does business with approximately 35 customers. Of this number, four customers presently account for approximately 80% of the Company’s gross revenues.   These customers and their respective gross revenue percentages are KONE – 32%; Schindler – 26%; Energy Systems Group – 14%; and Venetian Macau – 7%.  The Company is, and may continue to be, dependent upon a limited number of customers. Accordingly, the loss of one or more of these customers may have a material adverse effect upon the Company’s business.

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

The Company has two U.S. patents issued with respect to its products. The first, “Balanced and Synchronized Phase Detector for an AC Induction Motor Controller,” No. 5,821,726, was issued on October 13, 1998 and expires in 2017. This patent covers improvements to the technology under the NASA License Agreement (described below), which were developed by the Company. Management believes this patent protects the Company’s intellectual property position beyond the expiration of the NASA License Agreement.  The second patent, “Method, System, and Apparatus for Controlling an Electric Motor,” No. 7,768,221 B2, was issued on August 3, 2010 and expires in 2027.  This patent covers the Company’s core algorithm for controlling the energy use of a three phase motor.  This patent has been filed in many major world economies.

The Company has filed three utility patents on new inventions associated with the development of its digital products, one of which has resulted in a granted patent from the U.S. patent Office.  The two other patent filings are still pending approval by the U.S. Patent Office and other countries’ patent offices.  The Company is continually making improvements to its products and technologies, and anticipates making additional patent filings on new inventions when warranted.

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

Research and Development

The Company intends to continue its research and development effort to introduce new products based on its energy saving technology. Towards this end, the Company spent $722,753 and $956,004 in fiscal years 2010 and 2009, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Company’s foreseeable research and development activities will be on completing additional features and refinements to the three-phase and single phase products. The Company also anticipates the possibility of working with OEMs that make or purchase motor control equipment, in order to develop products with features or specifications they require.

Effect of Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

At the date of this document, the Company employs seventeen people.  Of this number, two are engaged in accounting and finance, three in operations and general management, four in sales and marketing, and eight in product research and development, engineering and manufacturing.  At such time as business conditions dictate, the Company may hire additional personnel for, among other things, increased engineering, marketing and sales. The Company has no collective bargaining agreements and considers its relationship with its employees to be good. The Company utilizes consultants in the areas of marketing, product and technology development and finance on a regular basis.

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

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $2,700,000 and $3,000,000 from operations for the years ended December 31, 2010 and 2009, respectively.  For the years ended December 31, 2010 and December 31, 2009, we had net losses of $3,275,960 and $4,168,708, respectively.  In our Auditors’ Report on our December 31, 2010 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

We Have A Limited Operating History, Have Experienced Recurring Losses And Have Limited Revenue.

To date, and due principally to a lack of working capital, our operations have been limited in scale. Although we have established relationships with suppliers, and have received contracts for our products, we may experience difficulties in production scale-up, product distribution, and obtaining and maintaining working capital until such time as our operations have been scaled-up to acceptable commercial levels.  We have not had a profitable quarter in the past three years and we cannot guarantee we will ever operate profitably. In addition, we have limited revenue. For the year ended December 31, 2010, our total revenues were $576,797, and for the year ended December 31, 2009, our total revenues were $283,990.

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

As of the date of this report, management controls approximately seventeen percent (17%) of our issued and outstanding Common Stock and voting equivalents and as much as 42% of our Common Stock on a fully diluted basis. Additionally, Summit Energy Ventures, LLC (“Summit”) owns seven percent (7%) of our common stock and voting equivalents and eighteen percent (18%) of our Common Stock on a fully diluted basis, which is included in the above numbers.  Summit is controlled by Steven Strasser, our Chairman and CEO, and he has the right to vote all shares owned by Summit. BJ Lackland, our CFO, owns a minority equity interest in Summit.  As a result, these persons will have the ability, acting as a group, to greatly influence our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

We Are Dependent On Third-Party Suppliers.

Although we believe most of the key components required for the production of our products are currently available in sufficient production quantities from multiple sources, they may not remain so readily available. It is possible that other components required in the future may necessitate custom fabrication in accordance with specifications developed or to be developed by us. Also, in the event that we, or our contract manufacturer, as applicable, are unable to develop or acquire components in a timely fashion, our ability to achieve production yields, revenues and net income can be expected to be adversely affected

We Are Developing And Commercializing New Energy Saving Technologies And Products Which Will Involve Uncertainty And Risks Related To Product Development And Market Acceptance.

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

We Currently Depend On A Small Number Of Customers And Expect To Continue To Do So.

The Company currently does business with approximately 35 customers. Of this number, four customers accounted for approximately 80% of our gross revenues in 2010.  We are, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect on our business.

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

Potential Product Liability Claims May Not Be Fully Covered By Insurance.

The Company may be subject to potential product liability claims that could, in the absence of sufficient insurance coverage, have a material adverse impact on us. Presently, we have general liability coverage that includes product liability up to $2,000,000 and umbrella liability up to $5,000,000. Any large product liability suits occurring early in our growth may significantly and adversely affect our ability to expand the market for our products.

RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE

Trading In Our Common Stock Over The Last 12 Months Has Been Limited, So Investors May Not Be Able To Sell As Many Of Their Shares As They Want At Prevailing Prices.

Prices of our common stock are quoted on the over the counter market.  Approximately 18,000 shares were traded on an average daily trading basis for the 12 months ended December 31, 2010.  If limited trading in our common stock continues, it may be difficult for shareholders to sell their shares. Also, the sale of a large block of our common stock could depress the market price to a greater degree than a company that typically has a higher volume of trading of its securities.

The Limited Public Trading Market May Cause Volatility In Our Stock Price.

The Company’s common stock is currently quoted on a limited basis on the over the counter market under the symbol “PEFF”. The quotation of our common stock on the over the counter market does not assure that a meaningful, consistent and liquid trading market exists at all times, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

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

The over-the-counter market provides significantly less liquidity than a national securities exchange, and quotes for stocks included on the Over the Counter Markets are not listed in the financial sections of newspapers, as are those for major securities exchanges. The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by the Company or its competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

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

Sales Of Common Stock Under Rule 144 May Adversely Affect The Market Price Of Our Common Stock.

Possible Resales under Rule 144. Of the 49,005,733 shares of the Company’s common stock outstanding on the date of this report, 34,094,201 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares (1) originally issued in private offerings of common stock from June through March 2007, that were later registered in the Company’s S-1 Registration Statement (the “Registration Statement”), declared effective on October 10, 2008 and (2) shares originally issued in transactions exempt from registration under the Securities Act.

The remaining 14,911,532 shares of our common stock outstanding are restricted securities as defined in Rule 144 and under certain circumstances may be resold without registration pursuant to Rule 144.  These shares include the 10,212,601 shares held by Summit and Steven Strasser in the aggregate, and 4,698,931 shares held by directors and insiders.

In addition, the Company had 49,253,084 common stock purchase warrants outstanding and 19,243,240 common stock options outstanding as of the date of this report, including the warrants issued in connection with the private offer and sale of preferred stock units in 2009 and 2010 (See Note 16 to the Financial Statements).  The shares issuable on exercise of the options and warrants may, under certain circumstances, be available for public sale in the open market under the Registration Statement or pursuant to Rule 144, subject to certain limitations.

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

Exercise Of Outstanding Options And Warrants Will Dilute Ownership Of Outstanding Shares.

As of the date of this report, the Company has reserved 71,429 shares of common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 1994 Plan, of which no options are outstanding.  Furthermore, we have reserved 25,000,000 shares of our common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 2000 Plan, of which options to purchase an aggregate of 19,243,240 shares are outstanding. The outstanding options under the 2000 Plan have a weighted average exercise price of $0.30. As of the date of this report, we have issued warrants exercisable for 49,253,084 shares of common stock to financial consultants, investors, former employees and other business partners, having a weighted average exercise price of $0.32 and expiring on various dates from April 2011 to June 2015. Exercise of these options and warrants in the future will reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

Our Issuance Of “Blank Check” Preferred Stock Could Adversely Affect Our Common Stockholders.

The Company’s Certificate of Incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the relative voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares.  From January 20, 2010 through July 30, 2010, the Company sold 4,375 shares of its Series C-1 preferred stock and 326,252 shares if its Series D preferred stock in private offerings of units (See Note 16 to the Financial Statements).

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Description of Property.

The Company’s corporate office space is located at 839 Pilot Road, Suite A, Las Vegas, Nevada 89119.  The office lease calls for rent of $6,580 per month, plus an annual increase equal to 8%, through the end of the lease term in December 2012.

Item 3.	Legal Proceedings.

The Company is currently involved in a lawsuit against a former director (the “Defendant”) who formed and became CEO of a company marketing products competitive to the Company’s.  The Company filed this action against the Defendant for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendants’ use of the Company’s confidential and proprietary information in the development and marketing of motor control products.  The Company seeks a temporary restraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendants.  The Company’s complaint was filed on August 6, 2009 in the U.S. District Court, District of Nevada.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

The Company's common stock is traded on the OTCQB tier of the over-the-counter securities market under the symbol "PEFF".

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2010 and December 31, 2009

Twelve months Ended December 31, 2010	High	Low
October 1, 2010 — December 31, 2010	$0.18	0.10
July 1, 2010 — September 30, 2010	0.20	0.12
April 1, 2010 — June 30, 2010	0.28	0.14
January 1, 2010 — March 31, 2010	0.32	0.20

Twelve months Ended December 31, 2009	High	Low
October 1, 2009 — December 31, 2009	$0.45	0.20
July 1, 2009 — September 30, 2009	0.25	0.11
April 1, 2009 — June 30, 2009	0.30	0.12
January 1, 2009 — March 31, 2009	0.30	0.08

As of March 18, 2011, there were 172 shareholders of record of the Company’s common stock.

The Company has not paid dividends on its common stock since its incorporation. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company’s capital assets.

EQUITY COMPENSATION PLAN INFORMATION AS OF MARCH 31, 2011
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under 2000 Stock Option and Restricted Stock Plan (excluding securities reflected in column (a))(c)
2000 Stock Option and Restricted Stock Plan approved by security holders	19,243,240	$0.30	5,756,760
Equity compensation plans not approved by security holders	0	0.00	0
Total	19,243,240	$0.30	5,756,760

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

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary energy efficiency technologies and products for electric motors.  The Company’s products, called Motor Efficiency Controllers (“MEC”), save up to 35 percent of the electricity used by a motor in appropriate applications.  The Company’s patented technology platform, called E-Save Technology®, saves energy when a constant speed alternating current induction motor is operating in a lightly loaded condition.  Target applications for the Company’s three-phase MECs include escalators, MG set elevators, grinders, crushers, saws, stamping presses, and many other types of industrial equipment.  The Company has also developed a single-phase MEC targeted at smaller motors, such as those found in clothes washers, dryers, and other appliances and light commercial equipment.  The Company has two existing patent and two patents pending on E-Save Technology®.

Analog Three-phase MEC
The Company began generating revenues from sales of its patented analog three-phase MEC line of motor controllers in the late 1990’s.  The Company sold this product through the second quarter of 2009, and are currently providing repair services and parts for units in the field.

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

Capitalization
As of December 31, 2010, the Company had total stockholders’ equity of $3,939,067 primarily due to (i) the Company’s sale of 326,252 shares of Series D Convertible Preferred Stock in a private offering in June and July of 2010, (ii) the Company’s sale of 34,625 shares of Series C-1 Convertible Preferred Stock in a private offering in December 2009 through February 2010, (iii) the Company’s sale of 140,000 shares of Series B Convertible Preferred Stock in a private offering from October of 2007 through January of 2008, (vi) the Company’s sale of 12,950,016 shares of common stock in a private stock offering from November of 2006 through March of 2007, (v) the Company’s sale of 14,500,000 shares of common stock in a private stock offering in July and August of 2005, (vi) the Company’s sale of 2,346,233 shares of Series A-1 Convertible Preferred stock to Summit Energy Ventures, LLC in June of 2002 and (vii) the conversion of notes payable of approximately $1,047,000 into 982,504 shares of Series A-1 Convertible Preferred Stock in October of 2003.  All of the Company’s Series A-1 Convertible Preferred Stock was converted into the Company’s common stock in 2005.

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

The Company’s results of operations for the year ended December 31, 2010 were marked by a significant increase in revenues and a decrease in losses from operations that are more fully discussed in the following section “Results of Operations for the Years Ended December 31, 2010 and 2009”.  Sales cycles for our products are generally lengthy and can range from less than a month to well over one year, depending on customer profile.  Larger OEM deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues	100.0%	100.0%
Cost of revenues	74.5	78.8
Gross profit	25.5	21.2
Costs and expenses:
Selling, general and administrative	433.2	933.0
Research and development	125.3	335.6
Depreciation and amortization	7.4	23.4
Total expenses	565.9	1,292.1
Loss from operations	(540.4)	(1,270.9)
Other expense	(15.7)	(175.6)
Provision for taxes	(11.9)	(21.4)
Net loss	(568.0)	(1,467.9)
Dividends paid or payable on Series B, Series C-1 and Series D Preferred Stock	612.2	447.5
Net loss attributable to common shareholders	(1,180.2)	(1,915.5)

REVENUES

Revenues for the year ended December 31, 2010, were approximately $577,000, compared to approximately $284,000 for the year ended December 31, 2009, an increase of $293,000 or 103%.  This increase is mainly attributable to an increase in sales in both the elevator and escalator market and the industrial market during the year ended December 31, 2010.  Specifically, elevator and escalator sales grew to approximately $422,000, which included one large sale to a marquee end user of approximately $52,000 and marked increases in sales to two escalator and elevator OEMs, for the year ended December 31, 2010, from approximately $184,000 for the year ended December 31, 2009.  Industrial and other sales grew to approximately $155,000 for the year ended December 31, 2010, from $100,000 for the year ended December 31, 2009.  The increase in elevator and escalator sales in the year ended December 31, 2010 is primarily due to the commercialization and increased market acceptance of the Company’s digital products resulting from the OEM agreements the Company signed in 2009 and 2010.  The digital product has been tested and approved for use on a retrofit and OEM basis by two elevator and escalator OEMs and on a retrofit basis by a third OEM.  Industrial and other sales increased during the year ended December 31, 2010, due to an increase in international sales, which generally have higher margins than domestic sales.  For the year ended December 31, 2010, industrial and other sales, which solely consisted of digital units, were approximately 27% of total revenues, escalator and elevator sales, which solely consisted of digital units, were approximately 73% of total revenues.  For the year ended December 31, 2009, industrial and other sales, of which all but one sale consisted of digital units, were approximately 35% of total revenues, escalator and elevator sales, which consisted of a mix of digital units and analog units, were approximately 65% of total revenues.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2010 were approximately $430,000, compared to approximately $224,000 for the year ended December 31, 2009, an increase of $206,000, or 79%.  This increase is mainly attributable to an overall increase in sales of 103%, as described above.  As a percentage of sales, total cost of revenues decreased to approximately 75% for the year ended December 31, 2010, compared to approximately 79% for the year ended December 31, 2009.  The decrease in the costs as a percentage of revenues was primarily due to the increase in international industrial sales, which generally have higher gross margins.  Also, the Company’s production costs have decreased due to the switch from analog products to digital products, and the Company has planned product cost reductions that it expects will continue to reduce the cost of revenue in 2011.  The decrease in product costs in 2010 was partially offset by the Company’s decreased pricing in OEM agreements and new industrial sales channels, as well as one large sale with sharply reduced pricing to a marquee end user. The Company chose to make this highly discounted sale for strategic marketing purposes.

GROSS PROFIT

Gross profit for the year ended December 31, 2010 was approximately $147,000, compared to approximately $60,000 for the year ended December 31, 2009, resulting in an increase of $87,000 or 144%. This increase is mainly attributable to increases in sales in both the elevator and escalator and the industrial markets during the year ended December 31, 2010 as described above.  As a percentage of revenue, gross profit increased to approximately 26% for the year ended December 31, 2010, compared to approximately 21% for the year ended December 31, 2009.

OPERATING EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,517,000 for the year ended December 31, 2010, compared to approximately $2,650,000 for the year ended December 31, 2009, a decrease of $133,000 or 5%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to a decrease in marketing expenses of $18,000, legal and professional fees of $42,000, consulting fees of $25,000, and a decrease in stock based compensation costs related to FASB ASC 718 (SFAS 123(R)) of $112,000.  These decreases were partially offset by increases in travel expenses of $34,000, and stockholders and public relations expenses of $22,000.

Research and Development Expenses

Research and development expenses were $723,000 for the year ended December 31, 2010, compared to approximately $953,000 for the year ended December 31, 2009, a decrease of $230,000 or 24%. This decrease is mainly attributable to a reduction in salaries and related payroll expense of $168,000 due to changes in the Company’s engineering workforce, recruiting expense of $19,000 and an overall decrease in the Company’s product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products of $30,000.

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

As a result, the fair value of these warrants (five year warrants to purchase up to 5,696,591 shares of the Company’s common stock at an exercise price of $0.44 per share), amounting to $381,856 as of January 1, 2009, was reclassified from equity and reflected as a liability.  The fair value of these warrants amounted to $0 as of December 31, 2010 and $828,827 as of December 31, 2009.  The $828,827 decrease in the fair value of these warrants during 2010 has been reflected as a non-operating gain in the Statement of Operations for 2010.  The warrants were valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  The warrants expired on various dates between July and August 2010.

Financial Condition, Liquidity, and Capital Resources

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $2,690,000 and $3,000,000 from operations for the years ended December 31, 2010 and 2009, respectively.  For the years ended December 31, 2010 and December 31, 2009, we had net losses of $3,275,960 and $4,168,708, respectively.  In our Auditors’ Report on our December 31, 2010 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

Since inception, the Company has financed its operations primarily through the sale of its securities.  In 2010, the Company received a total of approximately $5,395,000 in gross proceeds from private placements of its Series D, Secured Notes and Series C-1 preferred stock and warrants to purchase common stock.  In 2009, the Company received a total of approximately $1,210,000 in gross proceeds from a private placement of its Series C and Series C-1 preferred stock and warrants to purchase common stock.

Net cash used for operating activities for the year ended December 31, 2010 was $2,689,762 which primarily consisted of: a net loss of $3,275,960; less depreciation and amortization of $42,709, warrants and options issued in connection with services from vendors, and to employees and consultants of $326,834, and noncash interest expense related to debt discount of $818,541, decreases in inventory of $64,134 and prepaid expenses of $13,887, and increases in accounts receivable of $39,923 and deposits of $10,057.  In addition, these amounts were partially offset by a gain on the sale of fixed assets of $102, change in fair value of warrant liability of $828,827, and increases in accounts payable and accrued expenses of $146,692, deferred tax liability of $49,946, and deferred rent of $2,364.

Net cash used for operating activities for the year ended December 31, 2009 was $3,002,386 which primarily consisted of: a net loss of $4,168,708; less bad debt expense of $8,149, depreciation and amortization of $66,589, loss on the disposal of fixed assets of $3,097, warrants and options issued in connection with services from vendors, and to employees and consultants of $405,143, change in fair value of warrant liability of $514,089, deferred tax provision of $49,946, decreases in prepaid expenses and other current assets of $10,728, and deposits of $11,292, increases in accounts receivable of $30,133 and inventory of $35,233.  In addition, these amounts were partially offset by decreases in deferred rent of $3,750, and increases in accounts payable and accrued expenses of $166,405.

Net cash used in investing activities for fiscal year 2010 was $76,486, compared to $32,882 in fiscal year 2009.  The amount for 2010 consisted of the purchase of fixed assets of $19,178, costs related to patent applications of $58,108, and proceeds from the sale of fixed assets of $800.  The amount for 2009 consisted of the purchase of fixed assets of $9,601, costs related to patent applications of $24,174, and proceeds from the sale of fixed assets of $893.

Net cash provided by financing activities for fiscal year 2010 was $5,086,291, which consisted of proceeds from the issuance of equity securities of $4,667,750, proceeds from the issuance of notes payable of $868,541, partially offset by the repayment of notes payable of $450,000.

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

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements.  The opinion of management is that approximately $2.5 - 3 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and operations during the next twelve months.  If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company will be forced to restructure, file for bankruptcy or cease operations.

Notable changes to expenses are expected to include an increase in the Company’s sales personnel and efforts, and developing more advanced versions of the Company’s technology and products.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of Power Efficiency Corporation’s financial condition and results of operations are based upon the audited financial statements contained in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  On an on-going basis, management evaluates estimates, including those related to the valuation of inventory and the allowance for uncollectible accounts receivable.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.  We believe the following critical accounting policies require management to make significant judgments and estimates in the preparation of the Company’s annual financial statements.

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management has determined a reserve for inventory obsolescence is not necessary at December 31, 2010 or 2009.

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

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from an equity financing in 2005 (see Note 11).  Total gains resulting for this fair value measurement are recorded as a component of other income in the statement of operations for the years ended December 31, 2010 and 2009.  There were no purchases, sales, issuance or settlements, nor were there any transfers in and/or out of a level 3 classification.  In accordance with FASB ASC 820-10 (SFAS 157), the warrant liabilities were being remeasured to fair value each quarter until they all expired.  The warrants were valued using the Black-Scholes option pricing model, using observable and unobservable assumptions (Level 3) consistent with our application of FASB ASC 718 (SFAS 123(R)).

Revenue Recognition
Revenue from product sales is recognized when pervasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded.  The Company does not have any post shipment obligations nor customer acceptance provisions, but it does provide its customers a limited right of return for defective products under its two year warranty.  Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. The Company accounts for sales returns as a component of its estimated warranty accrual, discounts as a reduction in revenue, and shipping credits as a reduction in its cost of goods sold.  The Company does not grant price concessions to its OEMs, resellers or distributors.

Accounting for Stock Based Compensation
The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718 (SFAS 123(R)).  FASB ASC 718 (SFAS 123(R)) requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying FASB ASC 718 (SFAS 123(R)) approximated $267,000 and $405,000 in additional compensation expense during the periods ended December 31, 2010 and 2009, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

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

Accrued warranty expenses at December 31, 2009 and 2010 consist of the following:

Balance, January 1, 2009	$4,433
Additions	5,487
Deductions	(7,272)
Balance, December 31, 2009	2,648
Additions	6,327
Deductions	(6,895)
Balance, December 31, 2010	$2,080

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

The Company’s most recent impairment analysis was performed as of December 31, 2010, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the Company’s book value. As of December 31, 2010, the Company’s market capitalization was $15,037,141, and the Company’s book value was $3,939,067.  As of December 31, 2009, the Company’s market capitalization was $13,896,024, and the Company’s book value was $801,642.  Based on this, no impairment exists as of December 31, 2010 and 2009.  Circumstances may arise in which the Company will perform an impairment test in addition to its annual tests.  A significant impairment could have a material adverse affect on our financial condition and results of operations.

Advertising:
Advertising costs are expensed as incurred.  Advertising expenses were $0 and $4,553 for the years ended December 31, 2010 and 2009, respectively.

New Accounting Pronouncements:
In December 2010, the FASB issued ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts, and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. ASU 2010-28 is effective for public entities with fiscal years beginning after December 15, 2010, with early adoption prohibited. Upon initial application, all entities having reporting units with zero or negative carrying amounts are required to assess whether it is more likely than not that impairment exists and any resulting goodwill impairment should be recognized as a cumulative-effect adjustment to opening retained earnings in the period of adoption. It is uncertain whether the adoption of ASU 2010-28 will have a material impact on the Company’s financial condition or results of operations during fiscal year 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of the Company and the notes related to the financial statements, together with the independent registered public accounting firm’s report thereon, are set forth beginning on pages F-1 of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2010, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and15d-15(f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2010.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding ICFR pursuant to a permanent exemption from auditor reporting on ICFR for non-accelerated filers provided by the Dodd-Frank Act of 2010. Management’s report on ICFR was not subject to attestation by the Company’s registered public accounting firm.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

INFORMATION ABOUT THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director's election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Company's current directors were either appointed by the plurality of votes cast by the holders of our common stock present, or represented, at the 2010 Annual Meeting of the Stockholders in May 2010, or elected by the board.

Name	Age	Director Since	Position
Steven Z. Strasser	62	2002	Chairman, Chief Executive Officer
John (BJ) Lackland	40	2002	Director, Chief Financial Officer, and Secretary
Douglas M. Dunn	68	2006	Director
Kenneth Dickey	69	2009	Director, Consultant
Herman Sarkowsky	82	2010	Director
Marc Lehmann	38	2010	Director
Raphael Diamond	36	2010	Director

Director Independence

Pursuant to SEC rules, a majority of our Board of Directors is comprised of independent directors, as defined under Section 121(A) of the New York Stock Exchange Constitution and Rules.  Messrs. Dickey, Dunn, Sarkowsky, Lehman and Diamond are independent directors.  Our audit committee is comprised of Messrs. Dunn and Lehmann; and our compensation committee is comprised of Messrs. Dickey and Sarkowsky, all of whom are independent directors.

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

John (BJ) Lackland – Director, Chief Financial Officer, and Secretary. Mr. Lackland became the Company’s CFO in October 2004. Mr. Lackland has been the Vice President and Director of Summit Energy Ventures since 2001, a private equity firm that is the largest stockholder in Power Efficiency Corporation. Summit focuses on investments in companies with energy efficiency technologies. At Summit, Mr. Lackland evaluated and invested in energy technology companies and served on the boards of portfolio companies. Prior to joining Summit, Mr. Lackland was the Director of Strategic Relations at Encompass Globalization, where he was in charge of strategic alliances and mergers and acquisitions. Prior to Encompass, he was the Director of Strategic Planning and Corporate Development at an Internet business development consulting company, where he was in charge of strategic planning and investor relations. Mr. Lackland has been an independent consultant to Fortune 1,000 companies and startups. Mr. Lackland also worked at The National Bureau of Asian Research, an internationally acclaimed research company focusing on U.S. policy toward Asia, where he led economic and political research projects for Microsoft, Dell, Compaq and U.S. government agencies. Mr. Lackland has been a director since August 2002.

Mr. Lackland earned an M.B.A. from the University of Washington Business School, an M.A. in International Studies (Asian Studies) from the University of Washington’s Jackson School of International Studies, and a B.A. in Politics, Philosophy and Economics from Claremont McKenna College.

Dr. Douglas Dunn — Dr. Dunn has had an extensive career in research, business and academic leadership. Dr. Dunn served as dean of Carnegie Mellon University's Graduate School of Industrial Administration (now the Tepper School of Business) from July 1996 through June 2002, after which he retired. He began his career at AT&T Bell Laboratories, and his corporate experienced culminated in senior positions as a corporate officer leading Federal Regulatory Matters, Regional Government Affairs, and Visual Communications and Multimedia Strategy for AT&T. Dr. Dunn is a board member of Universal Stainless & Alloy Products, Inc. (NasdaqNM: USAP) and Umami Sustainable Seafood, Inc. (OTCBB: UMAM.OB). He holds a Ph.D. in business from the University of Michigan, an MS in industrial management and a BS in physics from the Georgia Institute of Technology.

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

Herman Sarkowsky - Mr. Sarkowsky is the President of the Sarkowsky Investment Corporation, a private investment firm for more than the past five years and serves on the Board of Directors of WebMD (NASDAQ), an online provider of medical information, and University of Washington Medical Center for more than the past five years. Mr. Sarkowsky has been in the home building and construction business since l950. He developed the Key Tower in Seattle, was a partner in the Frederick and Nelson department store chain, and founded the United Homes Corporation in the 1960s. Mr. Sarkowsky has served as a member of the Washington State Racing Association and was a co-founder of two major sports franchises in the Pacific Northwest, the Portland Trail Blazers of the NBA and the Seattle Seahawks of the NFL.

Mr. Sarkowsky graduated in 1949 from the University of Washington with a B.A. in Business.

Marc Lehmann - Mr. Lehmann is the founder and Managing Partner of Riverloft Capital Management, L.P. since June 2010.  Prior to Riverloft, Mr. Lehmann was a Partner at JANA Partners LLC from 2002 to June 2010. Prior to joining JANA Partners, Mr. Lehmann was an analyst at Appaloosa Management L.P. from 1999 to 2002. Prior to that, Mr. Lehmann had been an associate at NationsBanc Montgomery Securities, the Founder and President of Legacy Investment Research, and an Equity Research Associate at S.A.C. Capital Advisors, Morgan Stanley & Co. and Lehman Brothers. Mr. Lehmann graduated with an M.B.A. from the Wharton School at the University of Pennsylvania in 1999 and with a B.S. from the Stern School of Business, New York University in 1993.

Raphael Diamond - Mr. Diamond is the founder, President and CEO of Securing America’s Future Energy (SAFE) since 2004. Mr. Diamond is also the President and CEO of the Electrification Coalition since 2009, a nonpartisan, not-for-profit group of business leaders committed to promoting policies and actions that facilitate the deployment of electric vehicles on a mass scale in order to combat the economic, environmental, and national security dangers caused by our nation’s dependence on petroleum.  Prior to his roles with SAFE and the Electrification Coalition, Mr. Diamond served as Deputy Director of Community Outreach on Senator Joe Lieberman’s 2004 presidential campaign. Before that, Mr. Diamond was a Director at the Washington consulting firm Fontheim International LLC, working in all practice areas of the firm.   Prior to his work in Washington, he worked with senior executives at Seagram Spirits and Wine Group on special projects.  Mr. Diamond earned an Honours Bachelor of Arts from the University of Toronto in Peace and Conflict Studies and Political Science, as well as a Master of Arts in Law and Diplomacy from The Fletcher School.

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

Our board of directors met eight times in 2010.

We do not have a policy that requires directors to attend our annual meetings of stockholders.  All but one of the directors attended the 2010 Meeting of Stockholders on May 21, 2010.

Audit Committee

Douglas Dunn, and Marc Lehman currently serve on our audit committee.  Messrs. Dunn and Lehmann are each independent directors as required by Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A(3)(b)(1) of the Securities Exchange Act of 1934 and Section 121(A) of the New York Stock Exchange Constitution and Rules.  Dr. Dunn, the current Chairman of our audit committee, qualifies as a financial expert.  Our audit committee, among other things:

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

Compensation Committee

Kenneth Dickey, and Herman Sarkowsky currently serve on our compensation committee.  Messrs. Dickey and Sarkowsky are independent directors as required by SEC Rules and as defined in Section 121(A) of the American Stock Exchange Constitution and Rules.  Mr. Dickey serves as the Chairman of our compensation committee.  Our compensation committee, among other things:

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Z. Strasser(1)	2010	$307,645	-	-	$640,000	-	-	-	$947,645
Chairman and Chief	2009	$304,730	-	-	-	-	-	-	$304,730
Executive Officer

John (BJ) Lackland (2)	2009	$201,077	-	-	$320,000	-	-	-	$521,077
Director and Chief	2008	$177,037	-	-	-	-	-	-	$177,037
Financial Officer
Narrative Disclosure to Summary Compensation Table

During 2004, we hired the following officers: Steven Strasser, Chief Executive Officer, and John (BJ) Lackland, Chief Financial Officer. Effective June 1, 2010, the Company entered into employment agreements with the above officers.  These two individuals comprise our current executive officers.  The term of each agreement is five years.  In the event of a defined change in control of the Company, each agreement will provide for accelerated vesting of stock options and a cash severance payment equal to 2.99 times the executive's then current salary and previous year's bonus.

The following table sets forth the material financial terms of the agreements for each of our executives as of December 31, 2010:

Name	Salary	Bonus(1)	Common Stock Options(2)
Steven Strasser	$300,000	-	4,000,000
BJ Lackland	$200,000	-	2,000,000

(1)	At the discretion of the disinterested members of the Board.

(2)	Vesting evenly and quarterly over five years.

Outstanding equity awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Strasser	277,778	2,500,002	-	$0.18	5/31/2015	-	-	-	-
	122,222	1,099,998	-	$0.18	5/31/2020	-	-	-	-
	2,039,771	-	-	$0.20	5/31/2015	-	-	-	-
	600,000	-	-	$0.65	11/28/2014	-	-	-	-

BJ Lackland	200,000	1,800,000	-	$0.18	5/31/2020	-	-	-	-
	2,212,500	-	-	$0.20	5/31/2015	-	-	-	-
	375,000	-	-	$0.65	11/28/2014	-	-	-	-

Stock Option Plan Narrative Disclosure

As of December 31, 2010, we had an aggregate of 19,243,240 shares of Common Stock available for issuance under our stock plans. The following is a description of our plans.

2000 Stock Option and Restricted Stock Plan, or the 2000 Plan

The 2000 Plan was adopted by our board of directors and our stockholders in 2000.  On July 16, 2009, the 2000 Plan was amended and restated. As of December 31, 2009, no restricted shares of Common Stock have been issued, and 245,000 of the outstanding options to purchase shares of our Common Stock have been exercised pursuant to the 2000 Plan.  There are 19,243,240 options outstanding under the 2000 Plan as of December 31, 2009.

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

Compensation of Directors Summary Table

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas M. Dunn	-	-	$42,000	-	-	-	$42,000
Kenneth Dickey	-	-	$18,000	-	-	-	$18,000
Marc Lehmann	-	-	$10,000	-	-	-	$10,000
Herman Sarkowsky	-	-	$10,000	-	-	-	$10,000
Raphael Diamond	-	-	$8,000	-	-	-	$8,000
George Boyadjieff**	-	-	$21,000	-	-	-	$21,000
Gary Rado**	-	-	$26,250	-	-	-	$26,250
Dick Morgan**	-	-	$26,250	-	-	-	$26,250
Greg Curhan***	-	-	$7,000	-	-	-	$7,000
*	Aggregate fair value as of date of grant.
**	Messrs. Boyadjieff, Rado and Morgan resigned from the Board of Directors on July 16, 2010.
***	Mr. Curhan resigned from the Board of Directors on March 29, 2010.

Narrative to Director Compensation

In January 2010, non-employee directors received options to purchase 100,000 shares of common stock per year for their board service, pro-rated for the quarters in the year they served.  Employee directors do not receive compensation for serving on the board of directors.  The Chairman of the audit committee received an additional 50,000 options per year, pro-rated for the quarters in the year he served.  The remaining members of the audit committee receive an additional 25,000, prorated for the quarters in the year they served.  Depending on the anticipated workload and organization, the board of directors may elect to increase the compensation for committee members and/or all non-executive board members.

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

	Name of			Percent of
Title of Class	Beneficial Owner(1)	Shares Owned		Shares Owned(9)
Common Stock	Steven Strasser, CEO, Chairman of the Board	26,447,153	(2)	40.54%
Common Stock	John (BJ) Lackland, CFO, Director	3,478,387	(3)	6.65%
Common Stock	Douglas Dunn, Director	765,248	(4)	1.54%
Common Stock	Marc Lehmann, Director	4,750,00	(5)	8.84%
Common Stock	Kenneth Dickey, Director	574,646	(6)	1.16%
Common Stock	Herman Sarkowsky, Director	12,319,965	(7)	21.65%
Common Stock	Raphael Diamond, Director	50,000	(8)	Less than 1%
Common Stock	Summit Energy Ventures, LLC	6,803,901	(2)	13.88%
Common Stock	Phil Meisel	18,750,000		27.67%
Common Stock	Ron Boyer	14,262,791		23.80%
Common Stock	Byron LeBow Family Trust	7,716,678		13.98%
Common Stock	Marathon Hard Asset Fund L.P.	6,041,593		11.54%
Common Stock	Irwin Helford Family Trust	4,672,259		8.92%
Common Stock	George Boyadjieff	4,330,994		8.43%
Common Stock	All Executive Officers and Directors as a Group (8 persons)	48,385,399		58.66%

(1)
Information in this table regarding directors and executive officers is based on information provided by them.  Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and executive officers has sole voting and/or investment power with respect to such shares.  The address for each of the persons reported in the table is in care of Power Efficiency Corporation at 839 Pilot Road, Suite A, Las Vegas, Nevada 89119.

(2)
Includes 10,212,601 common shares held by Summit Energy Ventures, LLC, in which Steven Strasser is one of two members, 2,010,000 common shares subject to the conversion of 20,100 shares of Series B Preferred Stock, 1,083,334 common shares subject to the conversion of 8,125 shares of Series C-1 Preferred Stock, 3,454,700 common shares subject to the conversion of 34,547 shares of Series D Preferred Stock, and 9,686,518 common shares subject to options and warrants which are presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Strasser was also granted an additional 3,400,000 common shares subject to options which will become exercisable after 60 days of the date hereof.  Mr. Strasser’s options and warrants expire on various dates from April, 2011 through August, 2020.

(3)
Includes 199,637 common shares, 100,000 common shares subject to the conversion of 1,000 shares of Series B Preferred Stock, 187,500 common shares subject to the conversion of 1,875 shares of Series D Preferred Stock, and 2,992,250 common shares and common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Lackland was also granted an additional 1,700,000 common shares subject to options which will become exercisable after 60 days of the date hereof.  Mr. Lackland’s options and warrants expire on various dates from November, 2011 through May, 2020.

(4)
Includes 52,748 common shares, 100,000 common shares subject to the conversion of 1,000 shares of Series B Preferred Stock, and 612,500 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof.  Dr. Dunn’s options expire on various dates from May, 2016 through February, 2020.

(5)
Includes 3,125,000 common shares subject to the conversion of 3,125 shares of Series D Preferred Stock, and 1,625,000 common shares subject to options and warrants presently exercisable or will become exercisable within 60 days of the date hereof.  Mr. Lehmann’s options and warrants expire on various dates from June, 2015 through August, 2020.

(6)
Includes 32,979 common shares, 166,667 common shares subject to the conversion of 1,250 shares of Series C-1 Preferred Stock, 375,000 common shares subject to options and warrants presently exercisable or which will become exercisable within 60 days of the date hereof.  Mr. Dickey’s options expire on various dates from February, 2012 through February, 2020.

(7)
Includes 4,413,567 common shares, 1,100,000 common shares subject to the conversion of 1,100 shares of Series B Preferred Stock, 1,350,000 common shares subject to the conversion of 1,350 shares of Series D Preferred Stock, and 5,456,398 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof.  Mr. Sarkowsky’s options expire on various dates from November, 2011 through August, 2020.

(8)	Includes 50,000 common shares subject to options presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Diamond’s options expire in November, 2020.

(9)	The percentage for common stock includes all common shares subject to options and warrants exercisable within 60 days of the date hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Relationship with Steven Strasser and Summit

Mr. Strasser, our CEO, owns 99.5% of Summit.  As of March 31, 2011, Summit owned 6,803,901 shares of our common stock and 2,000,000 warrants to purchase common stock.  In addition, Mr. Strasser owns beneficially 28,447,153 shares of common stock (including those shares beneficially owned by Summit) issued or issuable on the exercise of options and warrants, the conversion of Series B Preferred Stock and the conversion of Series C-1 Preferred Stock,  exercisable within 60 days of March 31, 2011.

On June 21, 2010, Mr. Strasser purchased 34,547 shares of Series D Preferred Stock and 1,727,350 warrants to purchase the Company’s common stock for $552,000 in cash and cancellation of indebtedness.

On May 13, 2010, the Company issued secured notes payable to Mr. Strasser, totaling $200,000.  The secured notes bear interest at 12% per annum, payable semiannually.  The secured notes and related accrued interest were converted into Series D Preferred Stock on June 21, 2010.

On March 30, 2010, the Company issued unsecured notes payable to Mr. Strasser, totaling $250,000.  The unsecured notes bear interest at 5%, payable upon maturity. $200,000 of these unsecured notes were converted into secured notes on May 13, 2010, and the remaining $50,000 plus related interest was paid off in full on May 26, 2010.

On February 24, 2010, Mr. Strasser purchased 1,875 shares of Series C-1 Preferred Stock and 93,750 warrants to purchase the Company’s common stock for $75,000 in cash.

On December 11, 2009, Mr. Strasser exchanged 6,250 shares of Series C Preferred Stock into 6,250 shares of Series C-1 Preferred Stock and 312,500 warrants to purchase the Company’s common stock.

On September 29, 2009, Mr. Strasser purchased 350,000 shares of common stock, 2,500 shares of Series B Preferred Stock, and 203,062 warrants to purchase the Company’s common stock for $90,000 in cash, from another shareholder.

On August 12, 2009, Mr. Strasser purchased 6,250 shares of Series C Preferred Stock and 312,500 warrants to purchase the Company’s common stock for $250,000 in cash.

Relationship with John (BJ) Lackland

Mr. Lackland, our CFO, owns 0.5% of Summit.  Mr. Lackland owns beneficially 2,886,026 shares of common stock, issued or issuable on the exercise of options and warrants, and the conversion of Series B Preferred Stock, exercisable within 60 days of December 31, 2009.

On June 21, 2010, Mr. Lackland purchased 1,875 shares of Series D Preferred Stock and 93,750 warrants to purchase the Company’s common stock for $30,000 in cancellation of indebtedness.

On September 29, 2009, Mr. Lackland purchased 1,000 shares of Series B Preferred Stock and 50,000 warrants to purchase the Company’s common stock for $15,000 in cash, from another shareholder.

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees in fiscal years 2010 and 2009 for professional services rendered by the principal independent registered accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $95,784 and $90,064, respectively.

(2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2010 and 2009 for assurance and related services by the principal independent registered accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 14(1) above were $0 for both years.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2010 and 2009 for professional services rendered by the principal independent registered accountant for tax compliance, tax advice, and tax planning were $2,500 and $5,750, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2010 and 2009 for products and services provided by the principal independent registered accountant, other than the services reported in Items 14(1) through 14(3) above were $0 for both years.

(5) Audit Committee Approval

During fiscal year 2010 and 2009, the Audit Committee pre-approved all engagements and fees for services the principal independent registered accountant provided since it was formally formed.

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

3.10
Amendment to the Company’s Certificate of Incorporation, filed with the Delaware Secretary of State on May 26, 2010, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed on May 26, 2010

3.11
Certificate of Designation of the Company’s Series D Preferred Stock, filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed on June 24, 2010

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

4.9	Form of Warrant, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 21, 2009.

4.10	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed on June 24, 2010

10.1	United States Patent #5,821,726, incorporated by reference to Exhibit 10(g) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.2	1994 Stock Option Plan, incorporated by reference to Exhibit 10(i) to Company's Annual Report on Form 10-SB filed on October 20, 2000.
10.3	Patent License Agreement (DN-858) with NASA, incorporated by reference to Exhibit 10.10 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.4	Patent License Agreement (DE-256) with NASA incorporated by reference to Exhibit 10.11 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.5	Settlement and Release Agreement with NASA incorporated by reference to Exhibit 10.12 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.6	Modification No. 1 to Patent License Agreement (DE-256) with NASA, incorporated by reference to Exhibit 10.13 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.7	Product Warranty, incorporated by reference to Exhibit 10.16 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.8	Test Report from Medsker Electric, Inc., incorporated by reference to Exhibit 10.17 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.9	Test Report from Oak Ridge National Laboratory, incorporated by reference to Exhibit 10.18 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.10	Test Report from Oregon State University - The Motor Systems Resource Facility, incorporated by reference to Exhibit 10.19 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.11	Test Report from Otis Elevator Co., incorporated by reference to Exhibit 10.20 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.12	Certificate of Amendment of Warrant, incorporated by reference to Exhibit 10.4 to Company's Current Report on Form 8-K filed May 25, 2003.

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

10.47
Form of Unsecured Promissory Note granted to Steven Strasser, dated March 30, 2010, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.

10.48	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on June 24, 2010.

10.49
Employment Agreement with Steven Strasser dated August 13, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010.

10.50
Employment Agreement with BJ Lackland dated August 13, 2010, dated August 13, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010.

31.1	Certification of Steven Strasser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2	Certification of John Lackland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32.1	Certification of Steven Strasser pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

32.2	Certification of John Lackland pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

99.1	Press Release, dated March 31, 2011, announcing year end 2010 results; filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: March 31, 2011	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief Executive Officer and Chairman of the Board

Dated: March 31, 2011	By:	/s/ JOHN LACKLAND
John Lackland, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 2011	By:	/s/ Douglas Dunn
Dr. Douglas Dunn, Director

Dated: March 31, 2011	By:	/s/ Marc Lehmann
Marc Lehmann, Director

Dated: March 31, 2011	By:	/s/ Herman Sarkowsky
Herman Sarkowsky, Director

Dated: March 31, 2011	By:	/s/ Raphael Diamond
Raphael Diamond, Director

Dated: March 31, 2011	By:	/s/ Kenneth Dickey
Kenneth Dickey, Director

POWER EFFICIENCY CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2010 AND 2009

INDEX

Page

Reports of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Power Efficiency Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of Power Efficiency Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has generated negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO USA, LLP

Las Vegas, Nevada
March 31, 2011

POWER EFFICIENCY CORPORATION
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$2,567,607	$247,564
Accounts receivable, net of allowance of $28,861 in 2010 and 2009	106,066	66,143
Inventories	217,119	281,253
Prepaid expenses	22,550	36,437
Total Current Assets	2,913,342	631,397

PROPERTY AND EQUIPMENT, net	64,847	86,533

OTHER ASSETS:
Deposits	36,971	26,914
Patents, net	141,907	86,342
Goodwill	1,929,963	1,929,963
Total Other Assets	2,108,841	2,043,219

	$5,087,030	$2,761,149

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$687,168	$722,195
Warrant liability	-	828,827
Total Current Liabilities	687,168	1,551,022

LONG-TERM LIABILITIES:
Deferred rent	11,282	8,918
Deferred tax liability	449,513	399,567
Total Long-Term Liabilities	460,795	408,485

Total Liabilities	1,147,963	1,959,507

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series B, Series C-1 and Series D Convertible Preferred Stock, $0.001 par value 10,000,000 shares authorized, 500,877 shares issued and outstanding in 2010 and 170,250 shares issued and outstanding in 2009	501	170
Common stock, $0.001 par value, 350,000,000 shares authorized, 49,005,733 shares issued and oustanding in 2010 and 44,825,883 shares issued and oustanding in 2009	49,006	44,826
Additional paid-in capital	46,737,632	36,797,628
Accumulated deficit	(42,848,072)	(36,040,982)
Total Stockholders' Equity	3,939,067	801,642

	$5,087,030	$2,761,149

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

REVENUES	$576,797	$283,990

COST OF GOODS SOLD	429,947	223,762

GROSS PROFIT	146,850	60,228

COSTS AND EXPENSES:
Selling, general and administrative	2,516,934	2,649,733
Research and development	722,753	953,004
Depreciation and amortization	42,709	66,589
Total Costs and Expenses	3,282,396	3,669,326

LOSS FROM OPERATIONS	(3,135,546)	(3,609,098)

OTHER INCOME (EXPENSE):
Interest (expense) income	(919,295)	15,294
Change in fair value of warrant liability	828,827	(514,089)
Total Other Income (Expenses), Net	(90,468)	(498,795)

LOSS BEFORE PROVISION FOR TAXES	(3,226,014)	(4,107,893)

PROVISION FOR TAXES	(49,946)	(60,815)

NET LOSS	$(3,275,960)	$(4,168,708)

DIVIDENDS PAID OR PAYABLE ON SERIES B, SERIES C-1 AND SERIES D CONVERTIBLE PREFERRED STOCK	3,531,130	1,270,984

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,807,090)	$(5,439,692)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	45,477,040	43,390,464

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2010 AND 2009

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2009	43,255,441	$43,256	140,000	$140	$33,873,165	$(30,601,290)	$3,315,271
Issuance of preferred stock	-	-	30,250	30	620,063	-	620,093
Warrants issued with preferred stock	-	-	-	-	657,024	-	657,024
Preferred stock dividends recognized on beneficial conversion
features of preferred stock issuances	-	-	-	-	589,907	(589,907)	-
Expenses related to issuances of preferred stock	-	-	-	-	(27,181)	-	(27,181)
Common stock issued upon cashless exercise of options and warrants	18,781	19	-	-	(19)	-	-
Warrants and options issued to employees and consultants	-	-	-	-	405,143	-	405,143
Preferred stock dividends paid or payable in comon stock	1,551,661	1,551	-	-	679,526	(681,077)	-
Net loss	-	-	-	-	-	(4,168,708)	(4,168,708)
Balance, December 31, 2009	44,825,883	44,826	170,250	170	36,797,628	(36,040,982)	801,642
Issuances of Series C-1 preferred stock, net of related expenses	-	-	4,375	4	116,586	-	116,590
Preferred stock dividends recognized on beneficial conversion features of Series C-1 preferred stock issuances	-	-	-	-	41,309	(41,309)	-
Warrants issued with Series C-1 preferred stock	-	-	-	-	58,410	-	58,410
Warrants issued with secured debt	-	-	-	-	818,542	-	818,542
Issuances of Series D preferred stock for cash, net of related expenses	-	-	326,252	327	3,437,085	-	3,437,412
Preferred stock dividends recognized on beneficial conversion features of Series D preferred stock issuances	-	-	-	-	2,602,369	(2,602,369)	-
Warrants issued with Series D preferred stock	-	-	-	-	1,655,597	-	1,655,597
Common stock issued to vendors	252,101	252	-	-	59,747	-	59,999
Common stock issued upon cashless exercise of options and warrants	42,000	42	-	-	(42)	-	-
Warrants and options issued to employees and consultants	-	-	-	-	266,835	-	266,835
Preferred stock dividends paid or payable in comon stock	3,885,749	3,886	-	-	883,566	(887,452)	-
Net loss	-	-	-	-	-	(3,275,960)	(3,275,960)
Balance, December 31, 2010	49,005,733	$49,006	500,877	$501	$46,737,632	$(42,848,072)	$3,939,067

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(3,275,960)	$(4,168,708)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	-	8,149
Depreciation and amortization	42,709	66,589
(Gain) loss on disposition of fixed assets	(102)	3,097
Warrants and options issued in connection with ervices from vendors and to employees and consultants	326,834	405,143
Change in fair value of warrant liability	(828,827)	514,089
Noncash interest expense related to debt discount	818,541	-
Changes in certain assets and liabilities:
Accounts receivable	(39,923)	(30,133)
Inventory	64,134	(35,233)
Prepaid expenses	13,887	10,728
Deposits	(10,057)	11,292
Accounts payable and accrued expenses	146,692	166,405
Deferred tax liability	49,946	49,946
Deferred rent	2,364	(3,750)
Net Cash Used in Operating Activities	(2,689,762)	(3,002,386)

INVESTING ACTIVITIES:
Costs related to patent applications	(58,108)	(24,174)
Purchase of property, equipment and other assets	(19,178)	(9,601)
Sale of property, equipment and other assets	800	893
Net Cash Used in Investing Activities	(76,486)	(32,882)

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of related costs	4,667,750	1,182,819
Proceeds from issuance of notes payable	868,541	-
Repayment of notes payable	(450,000)	-
Net Cash Provided by Financing Activities	5,086,291	1,182,819

INCREASE (DECREASE) IN CASH	2,320,043	(1,852,449)

CASH
Beginning of year	247,564	2,100,013

End of year	$2,567,607	$247,564

See notes to financial statements.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $2,689,762 deficiency of cash from operations for the year ended December 31, 2010, and expects significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses.

These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.  Continuation of the Company as a going concern is dependent upon achieving profitable operations or accessing sufficient operating capital.  Management's plans to achieve profitability include developing new products, obtaining new customers and increasing sales to existing customers.  Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing.  However, there are no assurances that sufficient capital will be raised.  If we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or significantly curtail operations.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Inventories:
Inventories are valued at the lower of cost or market using the first-in, first-out cost flow assumption. The Company reviews inventory for impairments to net realizable value whenever circumstances arise. Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete. Management has determined a reserve for inventory obsolescence was not necessary at December 31, 2010 or 2009.

As of December 31, inventories are comprised as follows:

	2010	2009
Raw materials	$170,251	$175,806
Finished Goods	46,868	105,447
Inventories	$217,119	$281,253

Accounts Receivable:
The Company carries its accounts receivable net of an allowance for doubtful accounts and returns.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.  The Company recorded an allowance for doubtful accounts of $28,861 as of December 31, 2010 and 2009.

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
DECEMBER 31, 2010 AND 2009

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from an equity financing in 2005 (see Note 11).  Total gains resulting for this fair value measurement are recorded as a component of other income in the statement of operations for the years ended December 31, 2010 and 2009.  There were no purchases, sales, issuance or settlements, nor were there any transfers in and/or out of a level 3 classification.  In accordance with FASB ASC 820-10 (SFAS 157), the warrant liabilities are being remeasured to fair value each quarter until they all expire, which they did during the year ended December 31, 2010.  The warrants are valued using the Black-Scholes option pricing model, using observable and unobservable assumptions (Level 3) consistent with our application of FASB ASC 718 (SFAS 123(R)).

Revenue Recognition:
Revenue from product sales is recognized when pervasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded.  The Company does not have any post shipment obligations nor customer acceptance provisions, but it does provide its customers a limited right of return for defective products under its two year warranty.  The Company bills customers for freight.  Actual shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. The Company accounts for sales returns as a component of its estimated warranty accrual, discounts as a reduction in revenue, and shipping credits to the Company as a reduction in its cost of goods sold.  The Company does not grant price concessions to its OEMs, resellers or distributors.

Loss Per Common Share:
Loss per common share is determined by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted loss per common share is equivalent to basic loss per common share and is presented on the statement of operations.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Accounting for Stock Based Compensation:
The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718, Share-Based Payments (Prior authoritative literature: FASB SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”)).  FASB ASC 718 requires companies to expense the value of all employee stock options and similar awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be materially different from what we have recorded in the current period.  The impact of applying FASB ASC 718 approximated $267,000 and $405,000 in compensation expense during the years ended December 31, 2010 and 2009, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.  The Company issues new authorized, unissued shares upon exercise of stock options.

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

Product Warranties:
The Company warranties its products for two years.  Estimated product warranty expenses are accrued in cost of sales at the time the related sale is recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience. Warranty expenses include accruals for warranties for products sold.  While management believes our estimates are reasonable, an increase or decrease in submitted warranty claims could affect warranty expense and the related current and future liability.

Accrued warranty expenses at December 31, 2009 and 2010 consist of the following:

Balance, January 1, 2009	$4,433
Additions	5,487
Deductions	(7,272)
Balance, December 31, 2009	2,648
Additions	6,327
Deductions	(6,895)
Balance, December 31, 2010	$2,080

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Goodwill:
FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill shall not be amortized.  At a minimum, goodwill is tested for impairment, on an annual basis by the Company, or when certain events indicate a possible impairment, utilizing a two-step test, as described in FASB ASC 350 (SFAS 142).  A significant impairment could have a material adverse effect on our financial condition and results of operations.  No impairment charges were recorded in 2010 or 2009.

The first part of the test is to compare the Company’s fair market value to the book value of the Company as of the date of the test.  If the fair market value of the Company is greater than the book value, no impairment exists as of the date of the test.  However, if book value exceeds fair market value, the Company must perform part two of the test, which involves recalculating the implied fair value of goodwill by repeating the acquisition analysis that was originally used to calculate goodwill, using purchase accounting as if the acquisition happened on the date of the test.

Advertising:
Advertising costs are expensed as incurred.  Advertising expenses were $0 and $4,553 for the years ended December 31, 2010 and 2009, respectively.

New Accounting Pronouncements:

In December 2010, the FASB issued ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts, and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. ASU 2010-28 is effective for public entities with fiscal years beginning after December 15, 2010, with early adoption prohibited. Upon initial application, all entities having reporting units with zero or negative carrying amounts are required to assess whether it is more likely than not that impairment exists and any resulting goodwill impairment should be recognized as a cumulative-effect adjustment to opening retained earnings in the period of adoption. It is uncertain whether the adoption of ASU 2010-28 will have a material impact on the Company’s financial condition or results of operations during fiscal year 2011.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4  -  PREPAID EXPENSES:

As of December 31, prepaid expenses assets are comprised as follows:

	2010	2009
Prepaid insurance	$6,793	$5,634
Other prepaid expenses	15,757	30,503
Prepaid expenses	$22,550	$36,137

NOTE 5  -  PROPERTY AND EQUIPMENT:

At December 31, property and equipment is comprised as follows:

	2010	2009
Machinery and equipment	$169,151	$205,797
Office furniture and equipment	20,113	20,113
	189,264	225,910
Less: Accumulated depreciation	124,417	139,377
Property and equipment, net	$64,847	$86,533

Depreciation for the years ended December 31, 2010 and 2009 amounted to $40,166 and $64,405, respectively.

NOTE 6  -  GOODWILL:

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (a Level 1 input), management determined that the estimated  fair market value substantially exceeded the company’s book value as of December 31, 2010 and 2009.  Based on this, no impairment exists as of December 31, 2010 and 2009.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7  -  INTANGIBLE ASSETS:

Intangible assets subject to amortization consist of the following at December 31:

	2010	2009
Patents	$159,391	$101,283
Less: Accumulated amortization	17,484	14,941
Intangible Assets, Net	$141,907	$86,342

Amortization expense in 2010 and 2009 amounted to $2,543 for each year.

During 2010 and 2009, the Company capitalized approximately $58,000 and $24,000 in legal costs related to patent filings, respectively.  The Company will begin amortizing these costs over the lives of the patents, once the patented technologies are used in the business.

Amortization expense expected in the succeeding five years for the Company’s existing patents is as follows:

2011	$2,543
2012	2,543
2013	2,543
2014	2,543
2015	2,543
Thereafter	129,192
$141,907

NOTE 8  -  CONCENTRATIONS OF CREDIT RISKS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivable.

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010 approximated $2.1 million.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Sales and accounts receivable currently are from a relatively small number of customers of the Company's products.  The Company closely monitors extensions of credit.

Four customers accounted for approximately 80% of 2010 sales and 80% of accounts receivable at December 31, 2010.  Kone accounted for 32% of 2010 sales and 16% of accounts receivable at December 31, 2010.  Schindler accounted for 26% of 2010 sales and 60% of accounts receivable at December 31, 2010.  Energy Systems Group accounted for 14% of 2010 sales and 0% of accounts receivable at December 31, 2010.  Four customers accounted for approximately 71% of 2009 sales and 79% of accounts receivable at December 31, 2009.  Kone accounted for 49% of 2009 sales and 42% of accounts receivable at December 31, 2009.

International sales as a percentage of total revenues were 25% and 1% for each of the years ended December 31, 2010 and 2009, respectively.

NOTE 9  -  NOTES PAYABLE:

On various dates in May and June, 2010, the Company entered into financing transactions in which the Company issued a total of $1,637,083, before discount, of its one year, senior, secured promissory notes (collectively the “Secured Notes”, individually a “Secured Note”).   The Secured Notes bore interest of 12% per annum.  Interest due under the Secured Notes was payable semiannually, with the principal and final interest payment due in May and June, 2011.  The Company had the option prepay the principal and interest due on this Secured Note, at any time, in whole or in part without penalty or premium, plus 8 months of interest at the time of prepayment.  The Secured Notes had a first priority security interest in all of the assets of the Company.  Upon the occurrence of an “Event of Default” (as defined in the Secured Note, included herein as an exhibit) the holder could have, upon written notice to the Company, elected to declare the entire principal amount of the Secured Note then outstanding together with accrued unpaid interest thereon due and payable.  Upon receipt of such notice, the Company would have twenty business days to cure the Event of Default, and if uncured on the twenty first business day, all principal and interest would have become immediately due and payable.  All of the investors in the Secured Notes were officers or pre-existing stockholders of the Company.

The Company also issued 7,117,762 warrants (the “Debt Warrants”) to purchase common stock of the Company to the holders of the Secured Notes.  The Debt Warrants have a per share exercise price of $0.23 and expire on various dates between May and June, 2015.  The common stock issuable upon exercise of the Debt Warrants has piggyback registration rights, and can be included in the Company’s next registration statement.  The Debt Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Debt Warrants is not then effective.    In addition, the investors of the Secured Notes that held warrants from prior investments with the Company had the exercise price of some or all of such warrants reduced to $0.23 per share.  As a result, the Company reduced the prices on an aggregate of 9,993,593 warrants from per share exercise prices ranging from $0.24 to $0.60.  Of the aggregate $1,637,083 borrowed, a value of $818,542 was allocated to the Debt Warrants and the warrant price reduction based upon their relative fair value, recorded as a debt discount, and was amortized over the life of the Secured Notes.  The Secured Notes and related accrued interest were paid off or converted exchanged for Series D convertible preferred stock in full on June 21, 2010 (See Note 15), and all remaining debt discount was expensed as interest expense.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Secured Notes consisting of $200,000 from Steven Strasser, the Company’s Chairman, Chief Executive Officer and the Company’s largest beneficial shareholder, replaced an existing unsecured promissory note of the Company.

In March and April 2010, the Company issued unsecured notes (the “Unsecured Notes”) to Steven Strasser, the Company’s CEO, totaling $250,000.  The Unsecured Notes bore interest at 5%, payable upon maturity.  The Unsecured Notes were set to mature two months after issuance.  $200,000 of Unsecured Notes were exchanged for Secured Notes on May 13, 2010, and the remaining $50,000 plus related accrued interest was paid off in full on May 26, 2010.

NOTE 10  -  PROVISION FOR TAXES:

The income tax provision is summarized as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Current
Federal	$-	$-
State	-	10,869
Total current	-	10,869

Deferred
Federal	48,308	48,308
State	1,638	1,638
Total deferred	49,946	49,946

Total tax expense	$49,946	$60,815

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Accrued expenses	$10,145	$10,145
Net operating losses	11,395,587	10,351,295
Stock based compensation	564,852	503,494
Tax credits	48,390	48,390

Total deferred tax assets	12,018,974	10,913,324

Deferred tax liabilities:
Goodwill	(449,513)	(399,567)
Fixed asset basis differences	(6,466)	(16,062)

Total deferred tax liabilities	(455,979)	(415,629)

Preliminary net deferred tax asset	11,562,995	10,497,695
Less: valuation allowance for deferred tax asset	(12,012,508)	(10,897,262)

Net deferred tax liability	$(449,513)	$(399,567)

The valuation allowance increased by $1.1 million during 2010 and $1.2 million during 2009 primarily due to losses from current operations.

As of December 31, 2010 and 2009, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $32.4 million and $29.5 million, respectively.  These net operating losses expire beginning 2020 through 2030.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

A reconciliation of the statutory tax rates for the years ended December 31 is as follows:

	2010	2009
Statutory rate	(34)%	(34)%
State income taxes – all states	(1)%	(1)%
Non-deductible stock based compensation	1%	2%
Non-deductible interest	10%
Change in fair value of warrant liability	(9)%	4%
True up of deferred tax balances	-%	9%
Change in valuation allowance	35%	21%

Effective tax rate	2%	1%

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

NOTE 11  -  WARRANTS:

Warrant activity during the years ended December 31, 2010 and 2009 follows:

	Warrants	Average Exercise Price
Warrants outstanding at January 1, 2009	29,994,780	0.45
Issued during 2009	3,916,250	0.33
Exercised during 2009	(2,523,561)	0.55
Warrants outstanding at December 31, 2009	31,387,469	$0.43
Issued during 2010	24,337,362	0.20
Canceled or Expired in 2010	(6,489,747)	0.39
Warrants outstanding at December 31, 2010	49,235,084	$0.32

During 2010, the Company issued the following warrants: 16,531,350 warrants to investors, in connection with the Company’s private offerings of convertible preferred stock (see Note 16), which were valued at approximately $1,694,000 and recorded as a component of equity; 688,250 warrants as consulting fees to an investment bank, which were valued at approximately $119,000 and recorded as a component of equity; and 7,117,762 warrants to note holders, in connection with the Company’s secured debt offering (see Note 9), which were valued at approximately $819,000 and recorded as a component of equity, with a corresponding debt discount, and amortized to interest expense over the life of the notes.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

During 2009, the Company issued the following warrants: 1,235,000 warrants as consulting fees to various consultants, which were valued at approximately $175,000, and expensed in accordance with each warrant’s vesting schedule, as selling, general and administrative expenses; 2,681,250 warrants to investors, in connection with the Company’s private offerings of convertible preferred stock (see Note 16), which were valued at approximately $590,000, of which 1,512,500 warrants valued at approximately $408,000 were classified in equity and 1,168,750 warrants valued at approximately $182,000 were initially classified as liabilities.  Subsequent to the grant date and upon modification, the 1,168,750 warrants were reclassified into paid-in capital at their fair value totaling $248,680 on the dates of reclassification.

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

The fair value of warrants granted is estimated on the date of grant based on the weighted-average assumptions in the table below.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the term of the respective warrant agreements.  The historical daily stock volatility of the Company’s common stock (the Company’s only class of publically traded stock) over the contractual life of the stock warrant is used as the basis for the volatility assumption.

	Years ended December 31,
	2010	2009
Weighted average risk-free rate	1.60% - 2.45%	0.18% - 2.70%
Average contractual life in years	5	5
Expected dividends	None	None
Volatility	148% - 208%	121% - 209%

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Warrant Liability:
On January 1, 2009, the Company adopted FASB ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005.  The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with FASB ASC 815 (EITF 07-5) based on an evaluation of the terms and conditions related to the warrant agreements, which provide that the exercise price of these warrants shall be reduced if, through a subsequent financing, the Company issues common stock below the lowest per share purchase price of the offering.  The warrant liability was valued at $0 and $828,827 as of December 31, 2010 and December 31, 2009, respectively, resulting in non-cash gains of $828,827 for the year ended December 31, 2010 and non-cash losses of $514,089 for the year ended December 31, 2009,  in our statement of operations.  In adopting ASC 815 (EITF 07-5), the Company recorded a $1,052,099 cumulative adjustment to opening accumulated deficit and a reduction to paid-in capital of $1,433,954 on January 1, 2009.  In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at the balance sheet date.  Changes in the fair value of warrants classified as a liability are recognized in earnings.  All of these warrants have expired as of December 31, 2010.

Also, on August 12, 2009 and October 5, 2009, the Company issued 1,168,750 warrants to purchase the Company’s common stock, in conjunction with its sale of Series C Convertible Preferred Stock.  The warrant agreements drafted for these warrants inadvertently contained an anti-dilution provision, which required the warrants to be classified as a liability.  As a result, the Company initially classified $181,562 as a warrant liability.  The Company reclassified these warrants to paid-in capital upon receiving consent from each of the holders of these warrants to correct the warrant agreements to remove the anti-dilution provision.  The fair value of the warrants on the dates of reclassification totaled $248,680, resulting in an additional non-cash loss of $67,118 in our statement of operations for the year ended December 31, 2009.  On December 11, 2009, the warrant agreements were amended and the $248,680 was reclassified to paid-in capital.

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

The following reconciles the warrant liability for the years ended December 31, 2010 and 2009:

Beginning balance, January 1, 2009	$381,856
Warrants classified as liabilities in 2009	181,562
Warrants reclassified to paid-in capital in 2009	(248,680)
Changes in fair value	514,089
Ending balance, December 31, 2009	828,827
Changes in fair value	(828,827)
Ending balance, December 31, 2010	$-

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12  -  STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2010 and 2009 follows:
	Shares	Average Exercise Price	Aggregate Intrinsic Value*
Options outstanding and exercisable at January 1, 2009	13,579,896	$0.37	$-
Granted during 2009	4,450,000	0.27
Cancelled during 2009	(485,000)	0.42
Exercised during 2009**	(70,000)	0.30	7,700
Options outstanding and exercisable at December 31, 2009	17,474,896	$0.34	$-
Granted during 2010	10,850,000	0.19
Cancelled during 2010	(9,006,656)	0.27
Exercised during 2010**	(75,000)	0.11	6,000
Options outstanding and exercisable at December 31, 2010	19,243,240	$0.30	$-
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
**     All options were exercised under an approved cashless exercise

Weighted average remaining contractual life at December 31, 2010 for all options is 6.51 years.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan").  On July 16, 2009, the 2000 Plan was amended and restated.  The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 25,000,000 shares of common stock.  245,000 options have been exercised cashlessly, resulting in the issuance of 120,781 common shares, to date.  There are 19,243,240 options outstanding under the 2000 Plan as of December 31, 2010.

During 2010, the Company granted 10,850,000 stock options to directors and employees at exercise prices approximating fair market value of the stock on the date of each grant.  Such issuances to directors and employees were valued at $1,859,000, utilizing the assumptions described below.  Stock options issued to directors for their requisite one year term vested evenly per quarter during 2010.  Stock options issued to employees vest evenly over five years from the date of issuance.  Total stock options expensed during 2010, including stock options granted in prior years which vested during the current year, totaled $266,835, of which $3,888 was expensed and included in research and development expenses, and $262,947 was expensed and included in selling, general and administrative expenses.  The fair market value of stock options issued as of December 31, 2010 that has not been expensed is $4,408,845, and will be expensed over 3.43 years, the weighted average period over which it is expected to be recognized.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

During 2009, the Company granted 4,450,000 stock options to directors and employees at exercise prices approximating fair market value of the stock on the date of each grant.  Such issuances to directors and employees were valued at $640,170, utilizing the assumptions described below.  Stock options issued to directors vest evenly per quarter during 2009.  Stock options issued to employees vest evenly over five years from the date of issuance.  Total stock options expensed during 2009, including stock options granted in prior years which vested during the current year, totaled $229,844, of which $26,172 was expensed and included in research and development expenses, and $203,672 was expensed and included in selling, general and administrative expenses.  The fair market value of stock options issued as of December 31, 2009 that has not been expensed is $2,849,290, and will be expensed over 3.21 years, the weighted average period over which it is expected to be recognized.

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

Share Based Compensation Payments:
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	Years ended December 31,
	2010	2009
Weighted average risk-free rate	1.35% - 3.32%	2.9%
Average expected life in years	6	6
Expected dividends	None	None
Volatility	154% - 160%	161%
Forfeiture rate	46%	46%

The fair value of options granted is estimated on the date of grant based on the weighted-average assumptions in the table above. The assumption for the expected life is based on evaluations of historical and expected exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The historical daily stock volatility of the Company’s common stock (the Company’s only class of publicly traded stock) over the estimated life of the stock warrant is used as the basis for the volatility assumption.

The Company accounts for employee stock options as compensation expense, in accordance with FASB ASC 718.  FASB ASC 718 requires companies to expense the value of employee stock options and similar awards over the requisite service period.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Leases:
The Company leases a facility which houses office space, manufacturing and warehousing space, and a research and development space in Las Vegas, Nevada.  The lease includes a base rent payment of $6,580 per month, plus an increase of 8% for year two.  The term of the lease is 26 months.

Minimum future rentals are as follows:

Year
2011	$93,295
2012	78,414
$171,709

Rent expense, including base rent and additional charges, for the years ended December 31, 2010 and 2009 was $210,720 and $205,160, respectively.

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

The Company filed and received two patents (No. 5,821,726 and No. 7,768,221 B2) on the Company’s technology, that expires in 2017 and 2027, respectively and that management believes will protect the Company's intellectual property position.  The Company has also filed two utility patents for new inventions associated with the development of its digital products, which are all pending approval with the U.S. Patent and Trademark Office.  The legal costs incurred in applying for these patents are capitalized and presented in the balance sheet.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Software User License Agreements:
In 2010, the Company entered into an agreement to purchase software licenses for accounting, manufacturing and customer relationship management software.  The commitment of the software license agreement is approximately $28,000 in 2010 and $27,000 in 2009.  These amounts are included net of amortization in prepaid expenses on the face of the balance sheet.

Litigation:
The Company is currently involved in a lawsuit against a former director (the “Defendant”) who formed and became CEO of a company marketing products competitive to the Company’s.  The Company filed this action against the Defendant for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendants’ use of the Company’s confidential and proprietary information in the development and marketing of motor control products.  The Company seeks a temporary restraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendants.  The Company’s complaint was filed on August 6, 2009 in the U.S. District Court, District of Nevada.

Employment Agreements:
On June 1, 2010, the Company entered into an employment and compensation agreement with Steven Strasser, the Company’s Chief Executive Officer.  The agreement is for a term of five years, with a base salary for the first year of the agreement of $300,000 with bonuses at the discretion of the compensation committee of the board of directors.   The agreement with this Chief Executive Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Executive Officer  in the event of a change in control.  This Chief Executive Officer also received 2,500,000 incentive stock options in June 2010, which will vest over a five year period and have an exercise price of $0.20, and 1,500,000 non-qualified stock options which will vest over a five year period and have an exercise price of $0.18 (see Note 11). The agreement also provides for certain non-competition and nondisclosure covenants.  As of December 31, 2010, a total of 400,000 of the stock options are vested, and 3,600,000 stock options are unvested, and all remain outstanding.  Of these stock options, 2,500,000 expire on August 31, 2015, and 1,500,000 expire on August 31, 2020.

On June 1, 2010, the Company entered into an employment and compensation agreement with John Lackland, the Company’s Chief Financial Officer.  The agreement is for a term of five years, with a base salary for the first year of the agreement of $200,000 with bonuses at the discretion of the compensation committee of the board of directors.  The agreement with this Chief Financial Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Financial Officer in the event of a change in control.  This Chief Financial Officer also received 2,000,000 incentive stock options in June 2010, which will vest over a five year period and have an exercise price of $0.18 (see Note 11). The agreement also provides for certain non-competition and nondisclosure covenants.  As of December 31, 2009, a total of 200,000 of the stock options are vested, and 1,800,000 stock options are unvested, and all remain outstanding.  All of these stock options expire on August 31, 2020.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Other agreements:
On January 23, 2008, the Company signed an efficiency aggregation contract with San Diego Gas & Electric Company (“SDG&E”).  Under the terms of this contract, SDG&E will pay the Company $0.14 per kWh of energy saved in the first year of operation of the Company’s Motor Efficiency Controllers (“MEC”), for new installations of the MEC in SDG&E’s service area.   Payment to the Company is subject to certain inspections, approvals and time restrictions.  The term of this contract is for 5 years, and either party may terminate this contract upon written notice.   As of the date of this report, Company has not received any payments under this contract.

NOTE 14 - RELATED PARTY TRANSACTIONS:

On June 21, 2010, the Company entered into a financing transaction in which it issued 313,752 units, each unit consisting of one share of the Company’s Series D Preferred Stock and 50 warrants to purchase the Company’s common stock for $5,020,000, which consisted of $3,601,200 in cash and $1,418,800 in cancellation of indebtedness.  In this transaction, Steven Strasser, the Company’s CEO, purchased 34,547 units for $500,000 in cash and $52,000 in cancellation of indebtedness, and John Lackland, the Company’s CFO, purchased 1,875 units for $30,000 in cancellation of indebtedness (see Note 16).

On various dates in May and June, 2010, the Company entered into financing transactions in which the Company issued $1,637,083, before discount, of its Secured Notes and warrants.  In this transaction, Steven Strasser, the Company’s CEO invested $200,000 (see Note 9).

In March and April 2010, the Company issued Unsecured Notes to Steven Strasser, the Company’s CEO, totaling $250,000 (see Note 9).

On January 20, 2010 and February 24, 2010, the Company entered into a financing transaction in which it issued 4,375 units, each unit consisting of one share of the Company’s Series C-1 Preferred Stock and a warrant to purchase up to 50 shares of the Company’s common stock for $175,000 in cash.  In this transaction, Steven Strasser, the Company’s CEO purchased 1,875 units for $75,000 in cash (See Note 16).

On December 11, 2009, the Company entered into a financing transaction in which it issued 8,750 units, each unit consisting of one share of the Company’s Series C-1 Preferred Stock and a warrant to purchase up to 50 shares of the Company’s common stock, in exchange for 8,750 shares of its Series C Preferred Stock in accordance with the terms of the Series C Preferred Stock.  In this transaction, Steven Strasser, the Company’s CEO, exchanged 6,250 shares, Kenneth Dickey, a Director of the Company, exchanged 1,250 shares, and Scott Johnson, the Company’s former COO, exchanged 1,250 units shares (See Note 16).

On August 12, 2009, the Company entered into a financing transaction in which it issued 8,750 units, each unit consisting of one share of the Company’s Series C Preferred Stock and a warrant to purchase up to 50 shares of the Company’s common stock for $350,000 in cash.  In this transaction, Steven Strasser, the Company’s CEO, purchased 6,250 units for $250,000 in cash, Kenneth Dickey, a Director of the Company, purchased 1,250 for $50,000 in cash, and Scott Johnson, the Company’s former COO, purchased 1,250 units for $50,000 in cash (See Note 16).

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 15  -  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:
	2010	2009

Income/franchise taxes	$18,460	$10,869

Non-cash investing and financing activities during the year ended December 31, for:
	2010	2009

Common stock issued upon cashless exercise of options and warrants	$42	$19
Warrants reclassified from liability to paid-in capital	$-	$248,680
Exchange of Series C Preferred Stock to Series C-1 Preferred Stock	$-	$753,438
Exchange of Secured Notes to Series D Preferred Stock	$1,237,083	$-
Exchange of accrued interest related to Secured Notes to Series D Preferred Stock	$98,967	$-
Exchange of accrued wages to Series D Preferred Stock	$82,750	$-
Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$2,643,678	$589,907
Preferred stock dividends paid or payable in common stock	$887,452	$681,007

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 16  -  CONVERTIBLE PREFERRED STOCK:

On June 21, 2010, the Company issued and sold 313,752 units, each unit consisting of one share of the Company’s Series D convertible preferred stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.19 per share. This resulted in the sale and issuance of an aggregate of 313,752 shares of Series D preferred stock and warrants to purchase up to 15,687,600 shares of the Company’s common stock for $5,020,000, which consisted of $3,601,200 in cash and $1,418,800 in cancellation of indebtedness, which included $1,237,083 of the Secured Notes, $98,967 of accrued interest related to the Secured Notes, and $82,750 of accrued wages.  The securities were issued pursuant to Regulation D of the Securities Act of 1933, as amended.  Of the aggregate $5,020,000 invested, a value of $1,573,590 was allocated to the 15,687,600 Series D warrants and recorded as a component of paid-in capital.  The conversion feature of the Series D preferred stock at the time of issuance was determined to be beneficial on June 21, 2010, the date of the transaction.  The Company recorded additional preferred stock dividends of $2,514,856 related to the beneficial conversion feature.  In this transaction, Steven Strasser, the Company’s CEO, purchased 34,547 units for $500,000 in cash and $52,750 in cancellation of indebtedness, and John Lackland, the Company’s CFO, purchased 1,875 units for $30,000 in cancellation of indebtedness (see Note 14).  In addition, the issuance of the Series D preferred stock also triggered an anti-dilution provision on a portion of the Company’s existing warrants that were classified as liabilities on June 21, 2010.  This resulted in an increase in the fair value of these warrants of $3,858.

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

The Series D preferred stock has an annual dividend equal to 8% of the aggregate $5,220,000 stated value of the preferred stock, payable annually in cash or stock, at the discretion of the Company’s board of directors.  Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series D preferred stock are entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series D preferred stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series D preferred stock for each share of  Series D preferred stock held by them. The conversion price for the Series D preferred stock is $0.16 per share, and the Series D preferred stock is subject to mandatory conversion of 100 common shares per 1 Series D preferred share, in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $0.50 per share and the average daily trading volume is at least 50,000 shares of common stock per day during such ten-day period, such conversion to be effective on the trading day immediately following such ten day period.  Series D preferred stock shall vote with the shares of Common Stock on an as converted basis from time to time, and not as a separate class, at any duly called annual or special meeting of stockholders of the Company.  The holders of our Series D preferred stock have no pre-emptive rights, and the Company cannot amend the Series D preferred stock’s Certificate of Designation without first obtaining the approval of 75% of the holders of the outstanding Series D preferred stock.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Wilmington Capital Securities, LLC (the “Placement Agent”), a registered broker dealer, acted as the sole placement agent for the Series D preferred stock offering. For its services, the Placement Agent received commission and non-accountable fees totaling $113,120 and 688,250 warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have a per share exercise price of $0.19 and expire five years from the date of issuance. The value of the Placement Agent Warrants was $118,605 and was recorded as a component of equity for the year ended December 31, 2010.

On January 20, 2010 and February 24, 2010, the Company issued and sold 4,375 units, each unit consisting of one share of the Company’s Series C-1 preferred stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 4,375 shares of Series C-1 preferred stock and warrants to purchase up to 218,750 shares of the Company’s common stock for $175,000 in cash.  The securities were issued pursuant to Regulation D of the Securities Act of 1933.  Of the aggregate $175,000 invested, a value of $57,884 was allocated to the 218,750 Series C-1 warrants and recorded as a component of paid-in capital.  The conversion feature of the Series C-1 preferred stock at the time of issuance was determined to be a beneficial conversion feature on January 20, 2010 and February 24, 2010, the dates of the transactions.  The Company recorded additional preferred stock dividends of $41,309 related to the beneficial conversion feature.  In this transaction, Steven Strasser, the Company’s CEO purchased 1,875 units for $75,000 in cash (see Note 14).

On December 11, 2009 and December 29, 2009, the Company issued and sold 30,250 units, each unit consisting of one share of the Company’s Series C-1 Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 30,250 shares of Series C-1 Preferred Stock and warrants to purchase, initially, up to 1,512,500 shares of the Company’s common stock, with exercise prices equal to $0.40 per share, in a private offering for an aggregate of $1,210,000, of which $275,000 was in cash, and $935,000 was from the conversion of 23,375 shares of the Company’s Series C Preferred Stock, and is recorded as a component of Stockholders’ Equity.  The former Series C Preferred Stockholders retained their original Series C warrants to purchase, initially, up to 1,168,750 shares of the Company’s common stock, with exercise prices equal to $0.40 per share, that were originally valued at approximately $182,000.  The securities were issued pursuant to Regulation D of the Securities Act of 1933. All of the purchasers of Units were either officers, directors or pre-existing stockholders of the Company.  Each of these purchasers represented that they were an “accredited investor” as such term is defined in Regulation D of the Securities Act (See Note 14).  Of the aggregate $1,210,000 invested, a value of approximately $408,000 was allocated to the 1,512,500 Series C-1 warrants, and a value of approximately $249,000 was allocated to the 1,168,750 Series C warrants, and recorded as a component of paid-in capital.   The latter amount includes approximately $67,000 which is attributable to the change in value of certain warrants classified as liabilities.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On August 12, 2009 and October 5, 2009, the Company issued and sold 23,375 units, each unit consisting of one share of the Company’s Series C Preferred Stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share, resulting in the sale and issuance of an aggregate of 23,375 shares of Series C Preferred Stock and warrants to purchase, initially, up to 1,168,750 shares of the Company’s common stock, with exercise prices of $0.40 per share, in a private offering for $935,000 in cash, and is recorded as a component of Stockholders’ Equity.  The securities were issued pursuant to Regulation D of the Securities Act of 1933. All of the purchasers of Units were either officers, directors or pre-existing stockholders of the Company.  Each of these purchasers represented that they were an “accredited investor” as such term is defined in Regulation D of the Securities Act (See Note 14).  Of the aggregate $935,000 invested, a value of approximately $182,000 was allocated to the 1,168,750 warrants, and initially recorded as warrant liabilities.  Subsequent to the grant date and upon qualification, these warrants were reclassified into paid-in capital at their fair value totaling $248,680 on the dates of reclassification.  All outstanding shares of the Company’s Series C Preferred Stock were exchanged for the Company’s Series C-1 Preferred Stock on December 11, 2009.  No shares of the Company’s Series C Preferred Stock were outstanding at December 31, 2009.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

As of December 31, 2010, the Company has $217,507 in dividends payable accrued for its Series D Preferred Stock, which is classified as additional paid-in capital.  This dividend becomes due on June 21, 2011.

On December 11, 2010 the Company declared a stock dividend of 774,642 shares of common stock, valued at $108,449, payable to all of the holders of its Series C-1 Preferred Stock.  The dividend was paid on December 21, 2010.  As of December 31, 2010, the Company has $5,848 in dividends payable accrued for its Series C-1 Preferred Stock, which is classified as additional paid-in capital.

On November 1, 2010, the Company declared a stock dividend of 3,111,107 shares of common stock, valued at $560,000, payable to all of the holders of its Series B Preferred Stock.  The dividend was paid on December 21, 2010.  As of December 31, 2010, the Company has $93,333 in dividends payable accrued for its Series B Preferred Stock, which is classified as additional paid-in capital.

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

Series B Preferred Stock Activity during the years ended December 31, 2009 and 2010 are as follows:
	Shares	Par Value
Series B Preferred Stock issued and outstanding at January 1, 2009	140,000	$140
Issued during 2009	-	-
Series B Preferred Stock issued and outstanding at December 31, 2009	140,000	140
Issued during 2010	-	-
Series B Preferred Stock issued and outstanding at December 31, 2010	140,000	$140

Series C Preferred Stock Activity during the years ended December 31, 2009 and 2010 are as follows:
	Shares	Par Value
Series C Preferred Stock issued and outstanding at January 1, 2009	-	$-
Issued during 2009	23,375	23
Converted to Series C-1 Preferred Stock during 2009	(23,375)	(23)
Series C Preferred Stock issued and outstanding at December 31, 2009	-	-
Issued during 2010	-	-
Series C Preferred Stock issued and outstanding at December 31, 2010	-	$-

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Series C-1 Preferred Stock Activity during the years ended December 31, 2009 and 2010 are as follows:
	Shares	Par Value
Series C-1 Preferred Stock issued and outstanding at January 1, 2009	-	$-
Issued during 2009	30,250	30
Series C-1 Preferred Stock issued and outstanding at December 31, 2009	30,250	30
Issued during 2010	4,375	4
Series C-1 Preferred Stock issued and outstanding at December 31, 2010	34,625	$34

Series D Preferred Stock Activity during the years ended December 31, 2009 and 2010 are as follows:
	Shares	Par Value
Series D Preferred Stock issued and outstanding at January 1, 2009	-	$-
Issued during 2009	-	-
Series D Preferred Stock issued and outstanding at December 31, 2009	-	-
Issued during 2010	326,252	326
Series D Preferred Stock issued and outstanding at December 31, 2010	326,252	$326

NOTE 17 - 401(K) RETIREMENT PLANS:

The Company maintains a 401(k) retirement plan (the 401(k) Plan).  The 401(k) Plan is voluntary, and available to all employees who have been with the Company for at least six months.  The Company may make discretionary contributions.  The Company did not make any contributions in 2010 or 2009.

NOTE 18 – SUBSEQUENT EVENTS:

In March 31, 2011, the Company entered into a lease for office space, engineering and manufacturing facilities. The new lease calls for an initial base rent of $9,298 per month, plus operating costs, and annual increases equal to 3% of the base rent. The term of the lease is 48 months and commences on April 1, 2011.