Form 10-Q
period 2011-03-31
POWER EFFICIENCY CORP
filed 2011-05-16
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares of common stock outstanding as of May 13, 2011 was 50,255,733.

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
Yes ☐ No ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	3

Condensed Statements of Operations for the three months ended March 31, 2011 and 2010	4

Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010	5

Notes to Condensed Financial Statements	6-10

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations	11-22

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	22

ITEM 4T. Controls and Procedures	22

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3. Defaults Upon Senior Securities	23

ITEM 4. Reserved	23

ITEM 5. Other Information	23

ITEM 6. Exhibits	23

Signatures	24

Certification of Chief Executive Officer as Adopted

Certification of Chief Financial Officer as Adopted

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEETS
Unaudited
	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$1,674,174	$2,567,607
Accounts receivable, net	110,136	106,066
Inventory	173,485	217,119
Prepaid expenses and other current assets	72,784	22,550
Total Current Assets	2,030,579	2,913,342
PROPERTY AND EQUIPMENT, Net	113,017	64,847
OTHER ASSETS:
Patents, net	145,183	141,907
Deposits	92,243	36,971
Goodwill	1,929,963	1,929,963
Total Other Assets	2,167,389	2,108,841

Total Assets	$4,310,985	$5,087,030

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$716,409	$687,168
Total Current Liabilities	716,409	687,168

LONG TERM LIABILITIES
Deferred rent	10,230	11,282
Deferred tax liability	461,999	449,513
Total Long Term Liabilities	472,229	460,795

Total Liabilities	1,188,638	1,147,963

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series B, C-1 and D Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 488,377 and 500,877 issued and outstanding in 2011 and 2010, respectively	488	501
Common stock, $.001 par value, 350,000,000 shares authorized, 50,255,733 and 49,005,733 issued and outstanding in 2011 and 2010, respectively	50,256	49,006
Additional paid-in capital	47,062,441	46,737,632
Accumulated deficit	(43,990,838)	(42,848,072)
Total Stockholders' Equity	3,122,347	3,939,067

Total Liabilities and Stockholders' Equity	$4,310,985	$5,087,030

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended March 31,
	2011	2010

REVENUES	$158,605	$110,030

COST OF REVENUES
Materials, labor and overhead	108,513	92,270
Inventory obsolescence	20,394	-
Total Cost of Revenues	128,907	92,270

GROSS PROFIT	29,698	17,760

COSTS AND EXPENSES:
Research and development	293,009	169,679
Selling, general and administrative	588,238	614,078
Depreciation and amortization	10,471	14,437
Total Costs and Expenses	891,718	798,194

LOSS FROM OPERATIONS	(862,020)	(780,434)

OTHER INCOME (EXPENSE):
Interest income	3,840	5
Change in fair value of warrant liability	-	514,882
Total Other Income (expense)	3,840	514,887

LOSS BEFORE PROVISION FOR INCOME TAXES	(858,180)	(265,547)

PROVISION FOR INCOME TAXES	12,486	16,821

NET LOSS	$(870,666)	$(282,368)

DIVIDENDS PAID OR PAYABLE ON SERIES B, SERIES C-1 AND SERIES D PREFERED STOCK	272,100	208,110

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,142,766)	$(490,478)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING OUTSTANDING, BASIC	49,826,217	44,825,883

Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
	For the three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(870,666)	$(282,368)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	10,471	14,437
Warrants and options issued to employees and consultants	53,946	64,192
Change in fair value of warrant liability	-	(514,882)
Inventory obsolescence	20,394	-
Changes in assets and liabilities:
Accounts receivable, net	(4,070)	(16,840)
Inventory	23,240	64,303
Prepaid expenses and other current assets	(50,234)	(20,084)
Deposits	(55,272)	-
Accounts payable and accrued expenses	29,241	165,731
Deferred tax liability	12,486	12,487
Deferred rent	(1,052)	(2,051)
Net Cash Used in Operating Activities	(831,516)	(515,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	(3,912)	(1,284)
Purchases of property and equipment	(58,005)	-
Net Cash Used in Investing Activities	(61,917)	(1,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	-	175,000
Proceeds from issuance of note payable	-	125,000
Net Cash Provided by Financing Activities	-	300,000

Decrease in cash	(893,433)	(216,359)

Cash at beginning of period	2,567,607	247,564

Cash at end of period	$1,674,174	$31,205

Accompanying notes are an integral part of the financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2010 on Form 10-K.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced an $831,516 deficiency of cash from operations for the three months ended March 31, 2011, and expects significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes to the Company’s significant accounting policies as disclosed in Note 3 of the Company’s financial statements included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements:
Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivable.

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2011 and December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2011 and December 31, 2010 approximated $1.5 million and $2.1 million, respectively.

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management recorded an inventory obsolescence charge of $20,394 during the three months ended March 31, 2011.  Management determined a reserve for inventory obsolescence was not necessary at March 31, 2011 or December 31, 2010.

Inventories are comprised as follows:

	March 31, 2011	December 31, 2010
Raw materials	$162,012	$170,251
Finished goods	11,473	46,868
Inventories	$173,485	$217,119

NOTE 6 – GOODWILL

On January 1, 2011, the Company adopted FASB ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The Guidance calls for reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test.  As of March 31, 2011, the Company’s fair value exceeded its book value, which was positive, therefor; the Company is not required to perform Step 2.

In accordance with FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), previously recognized goodwill was tested by management for impairment during 2011 and 2010 utilizing a two-step test.  At a minimum, an annual goodwill impairment test is required, or when certain events indicate a possible impairment.

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (a Level 1 input), management determined that the estimated fair market value exceeded the company’s book value as of March 31, 2011 and December 31, 2010.  Based on this, no impairment exists as of March 31, 2011 and December 31, 2010.

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

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net loss attributable to common shareholders	$(1,142,766)	$(490,478)
Basic weighted average number of common shares outstanding	49,826,217	44,825,883
Dilutive effect of stock options	-	-
Diluted weighted average number of common shares outstanding	49,826,217	44,825,883
Basic and diluted loss per share	$(0.02)	$(0.01)

For the three months ended March 31, 2011 and 2010, warrants and options to purchase 71,128,324 and 47,644,959 shares of common stock, respectively, at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

At March 31, 2011, the Company had two stock-based compensation plans.  There were 2,650,000 options granted in the three months ended March 31, 2011.  The fair value of these options was approximately $318,000 at issuance.  There were 825,000 options granted in the three months ended March 31, 2010.  The fair value of these options was approximately $225,000 at issuance.  No stock options were exercised in the periods ending March 31, 2011 and 2010.  The Company accounts for stock option grants in accordance with ASC 718, Compensation – Stock Compensation. Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $53,946 and $64,192 for the periods ended March 31, 2011 and 2010, respectively.

NOTE 8 – WARRANT LIABILITY

On January 1, 2009, the Company adopted FASB ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005.  The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with FASB ASC 815 (EITF 07-5) based on an evaluation of the terms and conditions related to the warrant agreements, which provided that the exercise price of these warrants shall be reduced if, through a subsequent financing, the Company issued common stock below the lowest per share purchase price of the offering.  In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at the balance sheet date.  The Company recorded a non-cash expense related to these warrants of $0 and $514,882 for the three months ended March 31, 2011 and 2010, respectively, which was recorded in other income (expense).  Changes in the fair value of warrants classified as a liability were recognized in earnings.  All of these warrants have expired as of December 31, 2010.

The following reconciles the warrant liability for the three months ended March 31:

	2011	2010
Beginning balance, January 1,	$-	$828,827
Change in fair value	-	(514,882)
Ending balance, March 31,	$-	$313,945

NOTE 9 – INCOME TAXES

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

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the three months ended March 31, for:

	2011	2010

Income/franchise taxes	$2,579	$4,335

Non-cash investing and financing activities during the three months ended March 31, for:

	2011	2010

Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$-	$41,309
Preferred stock dividends paid or payable in common stock	$272,100	$166,801

NOTE 11 – SUBSEQUENT EVENTS

In March 2011, the Company entered into a lease for office space, engineering and manufacturing facilities.  The new lease calls for an initial base rent of $9,298 per month, plus operating costs, and annual increases equal to 3% of the base rent.  For the first 11 months of the lease term, the company is only required to pay one-half of the initial base rent per month.  The term of the lease is 48 months and commenced on April 1, 2011.

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

OVERVIEW
The Company generates revenues from a single business segment: the design, development, marketing and sale of proprietary energy efficiency technologies and products for electric motors.  The Company’s products, called Motor Efficiency Controllers (“MEC”), save up to 35 percent of the electricity used by a motor in appropriate applications.  The Company’s patented technology platform, called E-Save Technology®, saves energy when a constant speed alternating current induction motor is operating in a lightly loaded condition.  Target applications for the Company’s three-phase MECs include escalators, MG set elevators, grinders, crushers, saws, stamping presses, and many other types of industrial equipment.  The Company has also developed a single-phase MEC targeted at smaller motors, such as those found in clothes washers, dryers, and other appliances and light commercial equipment.  The Company has three existing patents and one patent pending on E-Save Technology® in the US, and has made numerous international patent filings.  These patents primarily focus on algorithms and other control methods to optimize motor energy use while maintaining the stability and speed of the motor.

Analog Three-phase MEC
The Company began generating revenues from sales of its patented analog three-phase MEC line of motor controllers in the late 1990’s.  The Company sold this product through the second quarter of 2009, and is currently providing repair services and parts for units in the field.

Digital Three-phase MEC
In 2005, the Company began development of a digital version of its three-phase MEC so that the product would be capable of high volume sales through existing distribution channels for motor controls.  The digital version is much smaller in size and easier to install than the analog product, is driven by a powerful digital signal processor. The digital MEC is a complete motor control device, meaning is can start, stop, soft start and protect a motor, and is therefore capable of replacing standard motor starters and soft starts that do not save energy. The product can be installed by OEMs at their factories or it can be retrofitted on to existing equipment.

In 2008, the Company launched limited sales of the digital three-phase MEC and initiated testing if the digital product by several OEMs, primarily in the elevator/escalator industry.  In the summer of 2009, the Company announced its first OEM agreements and that it had received Underwriters’ Laboratories (“UL”) certification on a full line of the Company’s digital three-phase products.  UL certification enables the Company to sell its digital three-phase products to industrial markets.  The Company is working with independent sales representatives and distributers, as well as directly with OEMs, to penetrate the industrial markets.

In the first quarter of 2011, the Company launched its 2nd generation digital three-phase MEC for products ranging from 22 to 80 amps.  These are the Company’s highest volume three-phase products.  The 2nd generation digital three-phase MEC uses a more powerful processor, and has generally enhanced capabilities.  The 2nd generation products also incorporate numerous cost saving advantages over the 1st generation products.  The Company expects these cost savings to have a significant impact on the average cost of these products in the second half of 2011.

Digital Single-phase MEC
In 2006, the Company began development on its digital single-phase product.  The digital single phase MEC is targeted at appliances, such as clothes washers and dryers.

Capitalization
As of March 31, 2011, the Company had total stockholders’ equity of $3,122,347 primarily due to the Company’s sale of 326,252 shares of Series D Convertible Preferred Stock in a private offering in June and July of 2010.

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

The Company’s results of operations for the quarter ended March 31, 2011 were marked by a increase in revenues and in its loss from operations that are more fully discussed in the following section, “Results of Operations for the Three Months Ended March 31, 2011 and 2010”.  Sales cycles for our products range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few days or weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010.

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues	100.0%	100.0%
Cost of revenues	81.3	83.9
Gross profit	18.7	16.1
Costs and expenses:
Research and development	184.7	154.2
Selling, general and administrative	370.9	558.1
Depreciation and amortization	6.6	13.1
Total expenses	562.2	725.4
Loss from operations	(543.5)	(709.3)
Other income (expense)	2.4	468.0
Loss before provision for income taxes	(541.1)	(241.3)
Provision for income taxes	7.9	15.3
Net loss	(549.0)	(256.6)
Dividends paid or payable on Series B, Series C-1 and Series D Preferred Stock	171.6	189.1
Net loss attributable to common shareholders	(720.5)	(445.8)

REVENUES

Total revenues for the three months ended March 31, 2011 were approximately $159,000, compared to $110,000 for the three months ended March 31, 2010, an increase of $49,000, or 45%. This increase is mainly attributable to an increase in sales in the elevator and escalator market and the industrial market in the first quarter of 2011.  Specifically, elevator and escalator sales grew to approximately $120,000 for the three months ended March 31, 2011, from approximately $69,000 for the three months ended March 31, 2010, and sales in the industrial market grew to approximately $39,000 for the three months ended March 31, 2011, from $28,000 for the three months ended March 31, 2010.  The increase in elevator and escalator sales in the three months ended March 31, 2011 is primarily due to the commercialization and increased market acceptance of the Company’s digital products resulting from the OEM agreements the Company signed in 2009 and 2010.  The digital product has been tested and approved for use on a retrofit and OEM basis by two elevator and escalator OEMs and on a retrofit basis by a third OEM.  Industrial and other sales increased during the three months ended March 31, 2011, due to an increase in international sales, which generally have higher margins than domestic sales.  For the three months ended March 31, 2011, industrial and other sales were approximately 23% of total sales, and escalator and elevator sales were approximately 77% of total sales.  For the three months ended March 31, 2010, industrial and other sales were approximately 29% of total sales, and escalator and elevator sales were approximately 71% of total sales.

COST OF REVENUES

Total cost of revenues, which includes materials, direct labor and overhead and inventory obsolescence for the three months ended March 31, 2011, was approximately $129,000 compared to approximately $92,000 for the three months ended March 31, 2010, an increase of $37,000, or 40%.  This increase is mainly attributable to an overall increase in sales of 45%, as described above, as well as an inventory obsolescence charge of approximately $20,000.  There was no comparable inventory obsolescence charge during the three months ended March 31, 2010.  As a percentage of revenue, total cost of revenues decreased to approximately 81%, which included 13% of inventory obsolescence charges, for the three months ended March 31, 2011 compared to approximately 84% for the three months ended March 31, 2010.

The inventory obsolescence charge is related to the Company’s switch from its 1st generation digital MECs to its 2nd generation digital MECs, for products ranging from 22 to 80 amps.  These are the Company’s highest volume products.   As of March 31, 2011 most but not all customers were accepting shipments of the 2nd generation digital MECs.  The Company expects the cost savings associated with the switch to its 2nd generation product to have a significant impact on the average per unit cost of the 22 to 80 amp units in the 2nd half of 2011.

The decrease in the costs as a percentage of revenues was primarily due to the increase in international industrial sales, which generally have higher gross margins.  Also, the Company’s production costs have decreased due to the switch from analog products to digital products, and the Company has planned product cost reductions that it expects will continue to reduce the cost of revenue in 2011.  Finally, the Company made one large sale with extremely reduced pricing to a marquee end user who was considered a strategic customer during the three months ended March 31, 2010.  No such sale occurred during the three months ended March 31, 2011.

GROSS PROFIT

Gross profit for the three months ended March 31, 2011, was approximately $30,000 compared to approximately $18,000 for the three months ended March 31, 2010, resulting in an increase of $12,000, or 67%.  This increase is mainly attributable to increases in sales in both the elevator and escalator and the industrial markets during the three months ended March 31, 2011 as described above.  As a percentage of revenue, gross profit increased to approximately 19%, which included inventory obsolescence charges of 13%, for the three months ended March 31, 2011 compared to approximately 16%, which included one large sale with extremely reduced pricing to a marquee end user, for the three months ended March 31, 2010.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $293,000 for the three months ended March 31, 2011, as compared to approximately $170,000 for the three months ended March 31, 2010, an increase of $123,000 or 72%.  This increase is mainly attributable to an increase in salaries and payroll related costs of $50,000, product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products of $19,000, tools and supplies of $14,000, consulting fees of $11,000 and travel expenses of $8,200, during the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $588,000 for the three months ended March 31, 2011, as compared to $614,000 for the three months ended March 31, 2010, a decrease of $26,000 or 4%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to decreases in payroll, and payroll related costs of $37,000, and investor and stockholder relations of $35,000.  These decreases were partially offset by increases in travel of $27,000 and samples and trial unit expenses of $7,000.

Change in Fair Value of Warrant Liability

Warrants issued in connection with a private offering of the Company’s Common Stock completed on July 8, 2005 and August 31, 2005 were being accounted for as liabilities in accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), issued January 2009), based on an analysis of the terms and conditions of the warrant agreements.

As a result, the fair value of these warrants (five year warrants to purchase up to 5,696,591 shares of the Company’s common stock at an exercise price of $0.44 per share), amounting to $828,827 as of December 31, 2009, was reflected as a liability.  The fair value of these warrants amounted to $313,945 as of March 31, 2010, primarily due to the approximately 20% decline in the value of our common stock.  The $514,882 decrease in the fair value of these warrants during three months ended March 31, 2010 were reflected as a non-operating gain in the Statement of Operations for the three months ended March 31, 2010.  The warrants were valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  All of these warrants have expired as of December 31, 2010.

Financial Condition, Liquidity, and Capital Resources

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $832,000 and $515,000 from operations for the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011 and 2010, we had net losses of $871,000 and $282,000, respectively, and expect significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

Since inception, the Company has financed its operations primarily through the sale of its securities.  In 2010, the Company received a total of approximately $5,395,000 in gross proceeds from private placements of its Series D preferred stock, Secured Notes and Series C-1 preferred stock and warrants to purchase common stock.  In 2009, the Company received a total of approximately $1,210,000 in gross proceeds from a private placement of its Series C preferred stock and Series C-1 preferred stock and warrants to purchase common stock.

Cash used for operating activities for the three months ended March 31, 2011 was $831,516, which consisted of a net loss of $870,666, less depreciation and amortization of $10,471, warrants and options issued to employees and consultants of $53,946, inventory obsolescence of $20,394, and a decrease in inventory of $23,240, offset by increases in accounts receivable of $4,070, prepaid expenses and other current assets of $50,234, and deposits of $55,272.  In addition, these amounts were offset by a decrease in deferred rent of $1,052 and increases in accounts payable of $29,241 and deferred tax liability of $12,486.

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

Net cash used in investing activities for the three months ended March 31, 2011 was $61,917, compared to $1,284 for the three months ended March 31, 2010. The amount for the first quarter of 2011 consisted of $3,912 of capitalized costs related to patent applications and $58,005 for the purchase of equipment.  The total amount for the first quarter of 2010 consisted of capitalized costs related to patent applications.

Net cash provided by financing activities was $300,000 for the three months ended March 31, 2010.  Of this amount, $175,000 was from the proceeds from the issuance of equity securities, and $125,000 was from the proceeds from the issuance of debt securities.  There was no cash provided by or used for financing activities for the three months ended March 31, 2011.

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

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  The Company recorded an inventory obsolescence charge of $20,394 for the three months ended March 31, 2011 associated with its switch from its 1st generation digital three-phase products to its 2nd generation three-phase digital products, ranging from 22 to 80 amps.  Management has determined a reserve for inventory obsolescence is not necessary at March 31, 2011 or December 31, 2010.

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

Fair Value Measurements:
FASB ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied FASB ASC 820-10 to measure the amount of the liability related to its derivative instruments at fair value and to determine fair value for purposes of testing goodwill for impairment.

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

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from an equity financing in 2005 (see Note 8).  Total gains resulting for this fair value measurement are recorded as a component of other income in the statement of operations for the years ended December 31, 2010 and 2009.  There were no purchases, sales, issuance or settlements, nor were there any transfers in and/or out of a Level 3 classification.  In accordance with FASB ASC 820-10, the warrant liabilities were being remeasured to fair value each quarter until they all expired.  The warrants were valued using the Black-Scholes option pricing model, using observable and unobservable assumptions (Level 3) consistent with our application of FASB ASC 718.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying FASB ASC 718 approximated $54,000 and $64,000 in additional compensation expense during the periods ended March 31, 2011 and 2010, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

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

Accrued warranty expenses at December 31, 2010 and March 31, 2011 consist of the following:

Balance, January 1, 2010	$2,648
Additions	6,327
Deductions	(6,895)
Balance, December 31, 2010	$2,080
Additions	2,452
Deductions	(796)
Balance, March 31, 2011	$3,736

Provision for Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes pursuant to FASB ASC 740 Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  FASB ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  We have reported net operating losses for consecutive years, and do not have projected taxable income in the near future.  This significant evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets.

Goodwill
On January 1, 2011, the Company adopted FASB ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The Guidance calls for reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test.  As of March 31, 2011, the Company’s fair value exceeded its book value, which was positive, therefor; the Company is not required to perform Step 2.

In accordance with FASB ASC 350, Goodwill and Other Intangible Assets (Prior authoritative literature: FASB SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), previously recognized goodwill was tested by management for impairment during 2011 and 2010 utilizing a two-step test.  At a minimum, an annual goodwill impairment test is required, or when certain events indicate a possible impairment.

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the company’s book value as of March 31, 2011 and December 31, 2010.  Based on this, no impairment was recorded as of March 31, 2011 or December 31, 2010.

New Accounting Pronouncements:
Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information in this Item is not being disclosed by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

POWER EFFICIENCY CORPORATION
(Company)

Date: May 16, 2011	By:	/s/ Steven Strasser
Chief Executive Officer

Date: May 16, 2011	By:	/s/ John Lackland
Chief Financial Officer (Principal Financial and Accounting Officer)