Form 10-Q
period 2011-06-30
POWER EFFICIENCY CORP
filed 2011-08-15
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  0-31805

POWER EFFICIENCY CORPORATION
(Exact Name of Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3337365 (I.R.S. Employer Identification No.)
5744 Pacific Center Blvd. Suite 311 San Diego, CA 92121 (Address of Principal Executive Offices)	(858) 750-3875 (Issuer's Telephone Number, Including Area Code)

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

The number of shares of common stock outstanding as of August 10, 2011 was 54,346,832.

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
Yes ☒  No ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	3

Condensed Statements of Operations for the three and six months
ended June 30, 2011 and 2010	4

Condensed Statements of Cash Flows for the six months
ended June 30, 2011 and 2010	5

Notes to Condensed Financial Statements	6-10

ITEM 2. Management's Discussion and Analysis
Of Financial Condition and Results of Operations	11-22

ITEM 3. Quantitative and Qualitative
Disclosure About Market Risk	23

ITEM 4. Controls and Procedures	23

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3. Defaults Upon Senior Securities	24

ITEM 4. Reserved	24

ITEM 5. Other Information	24

ITEM 6. Exhibits	24

Signatures	25

Certification of Chief Executive Officer as Adopted	26

Certification of Chief Financial Officer as Adopted	28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEETS
Unaudited
	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$856,383	$2,567,607
Accounts receivable, net	41,540	106,066
Inventory	185,056	217,119
Prepaid expenses and other current assets	53,267	22,550
Total Current Assets	1,136,246	2,913,342
PROPERTY AND EQUIPMENT, Net	112,705	64,847
OTHER ASSETS:
Patents, net	146,380	141,907
Deposits	91,104	36,971
Goodwill	1,929,963	1,929,963
Total Other Assets	2,167,447	2,108,841

Total Assets	$3,416,398	$5,087,030

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$710,771	$687,168
Total Current Liabilities	710,771	687,168

LONG TERM LIABILITIES
Deferred rent	41,388	11,282
Deferred tax liability	474,486	449,513
Total Long Term Liabilities	515,874	460,795

Total Liabilities	1,226,645	1,147,963

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series B, C-1 and D Convertible Preferred Stock, $.001 par
value, 10,000,000 shares authorized, 488,377 and
500,877 issued and outstanding in 2011 and
2010, respectively	488	501
Common stock, $.001 par value, 350,000,000 shares
authorized, 54,346,832 and 49,005,733
issued and outstanding in 2011 and 2010,
respectively	54,347	49,006
Additional paid-in capital	47,372,726	46,737,632
Accumulated deficit	(45,237,808)	(42,848,072)
Total Stockholders' Equity	2,189,753	3,939,067

Total Liabilities and Stockholders' Equity	$3,416,398	$5,087,030
Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

REVENUES	$112,165	$125,575	$270,771	$235,605

COST OF REVENUES
Materials, labor and overhead	82,890	108,752	191,404	201,022
Inventory obsolescence	24,239	-	44,633	-
Total Cost of Revenues	107,129	108,752	236,037	201,022

GROSS PROFIT	5,036	16,823	34,734	34,583

COSTS AND EXPENSES:
Research and development	284,913	145,939	577,921	315,618
Selling, general and administrative	680,011	652,388	1,269,768	1,270,552
Depreciation and amortization	9,489	11,826	19,960	26,263
Total Costs and Expenses	974,413	810,153	1,867,649	1,612,433

LOSS FROM OPERATIONS	(969,377)	(793,330)	(1,832,915)	(1,577,850)

OTHER INCOME (EXPENSE):
Interest income	1,756	1,652	5,596	1,657
Interest expense	-	(934,649)	-	(934,649)
Change in fair value of warrant liability	-	309,200	-	824,082
Total Other Income (Expense)	1,756	(623,797)	5,596	(108,910)

LOSS BEFORE PROVISION FOR INCOME TAXES	(967,621)	(1,417,127)	(1,827,319)	(1,686,760)

PROVISION FOR INCOME TAXES	12,486	14,384	24,973	27,120

NET LOSS	(980,107)	(1,431,511)	(1,852,292)	(1,713,880)

DIVIDENDS PAID OR PAYABLE ON SERIES B, C-1 AND D PREFERED STOCK	265,344	2,692,641	537,444	2,900,751

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,245,451)	$(4,124,152)	$(2,389,736)	$(4,614,631)

BASIC AND FULLY DILUTED LOSS PER
COMMON SHARE	$(0.02)	$(0.09)	$(0.05)	$(0.10)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING, BASIC
AND DILUTED	50,301,690	45,091,830	50,065,247	44,959,591
Accompanying notes are an integral part of the financial statements

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
	For the six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,852,292)	$(1,713,880)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	23,761	26,263
Warrants and options issued to employees and consultants	102,978	134,974
Change in fair value of warrant liability	-	(824,082)
Noncash interest expense related to debt discount	-	818,542
Loss on sale of equipment	1,653	-
Inventory obsolescence	44,633	-
Changes in assets and liabilities:
Accounts receivable, net	64,526	(25,958)
Inventory	(12,570)	80,352
Prepaid expenses and other current assets	(30,717)	(53,967)
Deposits	(54,133)	-
Accounts payable and accrued expenses	23,603	464,402
Deferred tax liability	24,973	24,973
Deferred rent	30,106	(4,102)
Net Cash Used in Operating Activities	(1,633,479)	(1,072,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	(5,745)	(12,716)
Purchases of property and equipment	(80,500)	-
Sale of property and equipment	8,500	-
Net Cash Used in Investing Activities	(77,745)	(12,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	-	3,766,200
Proceeds from issuance of notes payable	-	1,687,083
Repayment of notes payable	-	(450,000)
Fees paid to investment banks for equity financing	-	(113,270)
Net Cash Provided by Financing Activities	-	4,890,013

Increase (Decrease) in cash	(1,711,224)	3,804,814

Cash at beginning of period	2,567,607	247,564

Cash at end of period	$856,383	$4,052,378
Accompanying notes are an integral part of the financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2010 on Form 10-K.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $1,633,479 deficiency of cash from operations for the six months ended June 30, 2011, and expects significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes to the Company’s significant accounting policies as disclosed in Note 3 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements:
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” addressing how to measure fair value and what disclosures to provide about fair value measurements.  This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards (“IFRS”).  The amendment is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  The implementation of this standard will not affect the Company’s financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements, requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied retrospectively.  The implementation of this standard will not affect the Company’s financial condition, results of operations or cash flows.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivable.

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 and December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2011 and December 31, 2010 approximated $500,000 and $2.1 million, respectively.

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management recorded an inventory obsolescence charge of $44,633 during the six months ended June 30, 2011.  Management has determined a reserve for inventory obsolescence is not necessary at June 30, 2011 or December 31, 2010.

Inventories are comprised as follows:

	June 30, 2011	December 31, 2010
Raw materials	$179,684	$170,251
Finished goods	5,372	46,868
Inventories	$185,056	$217,119

NOTE 6 – GOODWILL

On January 1, 2011, the Company adopted FASB ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The Guidance calls for reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test.  As of June 30, 2011, the Company’s fair value exceeded its carrying value, which was positive; therefore, the Company is not required to perform Step 2.

In accordance with ASC 350, Goodwill and Other Intangible Assets, previously recognized goodwill was tested by management for impairment during 2011 and 2010 utilizing a two-step test.  At a minimum, an annual goodwill impairment test is required, or when certain events indicate a possible impairment.

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (a Level 1 input), management determined that the estimated fair market value exceeded the company’s book value as of June 30, 2011 and December 31, 2010.  Based on this, no impairment exists as of June 30, 2011 and December 31, 2010.

NOTE 7 – EARNINGS PER SHARE

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

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net loss attributable to common shareholders	$(2,389,736)	$(4,614,631)
Basic weighted average number of common shares outstanding	50,065,247	44,929,591
Dilutive effect of stock options	-	-
Diluted weighted average number of common shares outstanding	50,065,247	44,929,591
Basic and diluted loss per share	$(0.05)	$(0.10)

For the six months ended June 30, 2011, warrants and options to purchase 65,374,324 shares of common stock at per share exercise prices ranging from $0.09 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the six months ended June 30, 2010, warrants and options to purchase 68,128,307 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION

At June 30, 2011, the Company had two stock-based compensation plans.  There were 2,750,000 options granted in the six months ended June 30, 2011.  The fair value of these options was approximately $326,000 at issuance.  There were 1,325,000 options granted in the six months ended June 30, 2010.  The fair value of these options was approximately $310,000 at issuance.  No stock options were exercised in the periods ending June 30, 2011 and 2010.  The Company accounts for stock option grants in accordance with ASC 718, Compensation – Stock Compensation.  Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $102,978 and $134,974 for the periods ended June 30, 2011 and 2010, respectively.

NOTE 9 – MATERIAL AGREEMENTS

In March 2011, the Company entered into a lease for office space, engineering and manufacturing facilities.  The new lease calls for an initial base rent of $9,298 per month, plus operating costs, and annual increases equal to 3% of the base rent.  For the first 11 months of the lease term, the company is only required to pay one-half of the initial base rent per month.  The term of the lease is 48 months and commenced on April 1, 2011.  Total rent expense was $77,755 and $55,010 for the three months and $131,932 and $108,499 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 10 – WARRANT LIABILITY

The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005.  The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with ASC 815 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock based on an evaluation of the terms and conditions related to the warrant agreements, which provide that the exercise price of these warrants shall be reduced if, through a subsequent financing, the Company issues common stock below the lowest per share purchase price of the offering.  In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at the balance sheet date.  Changes in the fair value of warrants classified as a liability are recognized in earnings. The warrant liability, including the effect of the anti-dilution provision, was valued at $4,745, $313,945 and $828,827 as of June 30, 2010, March 31, 2010 and December 31, 2009, respectively, resulting in non-cash gains in the statement of operations of $309,200 and $824,082 for the three and six months ended June 30, 2010, respectively.  All the liability warrants had expired as of December 31, 2010.

NOTE 11 – INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes pursuant to ASC 740, Accounting for Income Taxes (“ASC 740”).  ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  The Company has evaluated the net deferred tax asset, taking into consideration operating results, and determined that a full valuation allowance should be maintained.

The Company accounts for uncertain tax positions under the provisions of ASC 740-10.  The Company has not identified any uncertain tax positions, nor does it believe it will have any material changes over the next 12 months.  Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision.  However, since there are no unrecognized tax benefits as a result of the tax positions taken, there are no accrued interest and penalties.

NOTE 12 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the six months ended June 30, for:

	2011	2010

Income/franchise taxes	$14,697	$9,239

Non-cash investing and financing activities during the six months ended June 30, for:

	2011	2010

Common stock issued to vendors	$-	$60,000
Senior secured notes converted into Series D preferred stock	$-	$1,237,083
Accrued interest and accrued wages converted into Series D preferred stock	$-	$181,718
Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$-	$2,556,165
Preferred stock dividends paid or payable in common stock	$537,444	$344,586

NOTE 13 – SUBSEQUENT EVENTS

In July 2011, the Company entered into a sublease agreement for its Las Vegas office facilities.  Under the sublease, the Company will receive rents of $8,098 per month.  The term of the sublease is for 16 months, expiring on November 30, 2012.

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

Digital Single-phase MEC
In 2006, the Company began development on its digital single-phase product.  The digital single phase MEC is targeted at appliances, such as clothes washers and dryers. The single phase MEC can also be incorporated directly into a motor, making a combined motor and motor control with energy efficiency, soft start and other advanced features.

Capitalization
As of June 30, 2011, the Company had total stockholders’ equity of $2,189,753, primarily due to the Company’s sale of 326,252 shares of Series D Convertible Preferred Stock in a private offering in June and July of 2010.

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

The Company’s results of operations for the six months ended June 30, 2011 were marked by an increase in revenues and in its loss from operations that are more fully discussed in the following section, “Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010”.  Sales cycles for our products range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few days or weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	95.5	86.6	87.2	85.3
Gross profit	4.5	13.4	12.8	14.7
Costs and expenses:
Research and development	254.0	116.2	213.4	134.0
Selling, general and administrative	606.3	519.5	468.9	539.3
Depreciation and amortization	8.5	9.5	7.4	11.1
Total expenses	868.8	645.2	689.7	684.4
Loss from operations	(864.3)	(631.8)	(676.9)	(669.7)
Other income (expense)	1.6	(496.7)	2.1	(46.6)
Loss before provision for income taxes	(862.7)	(1,128.5)	(674.8)	(715.9)
Provision for income taxes	11.1	11.5	9.2	11.5
Net loss	(873.8)	(1,140.0)	(684.0)	(727.4)
Dividends paid or payable on Series B, C-1 and D Preferred Stock	236.6	2,144.2	198.5	1,231.2
Net loss attributable to common shareholders	(1,110.4)	(3,284.2)	(882.5)	(1,958.6)

REVENUES

Total revenues for the three months ended June 30, 2011 were approximately $112,000, compared to $126,000 for the three months ended June 30, 2010, a decrease of $14,000 or 11%. This decrease is mainly attributable to a decrease in sales in the elevator and escalator market in the second quarter of 2011.  Specifically, elevator and escalator sales fell to approximately $60,000 for the three months ended June 30, 2011, from approximately $99,000 for the three months ended June 30, 2010, which was partially offset by an increase in sales in the industrial and other market which grew to approximately $52,000 for the three months ended June 30, 2011, from $27,000 for the three months ended June 30, 2010.  The decrease in elevator and escalator sales in the three months ended June 30, 2011 is primarily due to one large OEM working towards adopting our second generation digital product, and in turn, winding down sales of our first generation digital product.  This decrease in elevator and escalator sales was partially offset by an increase in industrial sales, specifically, increased sales to industrial distributors in Asia.  There were no sales to industrial distributors in Asia during the three months ended June 30, 2010.   For the three months ended June 30, 2011, industrial and other sales were approximately 46% of total sales, and escalator and elevator sales were approximately 54% of total sales.  All sales for the three months ended June 30, 2011 consisted entirely of digital units.  For the three months ended June 30, 2010, industrial and other sales were approximately 21% of total sales, and escalator and elevator sales were approximately 79% of total sales.  All sales for the three months ended June 30, 2010 consisted entirely of digital units.

Total revenues for the six months ended June 30, 2011 were approximately $271,000, compared to $236,000 for the six months ended June 30, 2010, an increase of $35,000 or 15%. This increase is mainly attributable to an overall increase in sales in the elevator and escalator market and the industrial market in the first and second quarters of 2011.  Specifically, elevator and escalator sales grew to approximately $179,000 for the six months ended June 30, 2011, from approximately $170,000 for the six months ended June 30, 2010, and sales in the industrial market grew to approximately $92,000 for the six months ended June 30, 2011, from $66,000 for the six months ended June 30, 2010.  The increase in elevator and escalator sales in the six months ended June 30, 2011 is primarily due to the commercialization and increased market acceptance of the Company’s digital products resulting from the OEM agreements the Company signed in 2009 and 2010.  The digital product has been tested and approved for use on a retrofit and OEM basis by two elevator and escalator OEMs and on a retrofit basis by a third OEM.  Currently, two of the three OEMs we have agreements with have approved and adopted our second generation digital product.  Industrial and other sales increased during the six months ended June 30, 2011, due to an increase in international sales, which generally have higher margins than domestic sales.  For the six months ended June 30, 2011, industrial and other sales were approximately 34% of total sales, and escalator and elevator sales were approximately 66% of total sales.  For the six months ended June 30, 2010, industrial sales, of which all but one order consisted of digital units, were approximately 23% of total sales, and escalator and elevator sales were approximately 77% of total sales.

COST OF REVENUES

Total cost of revenues, which includes material and direct labor and overhead and inventory obsolescence for the three months ended June 30, 2011, was approximately $107,000 compared to approximately $109,000 for the three months ended June 30, 2010, a decrease of $2,000 or 2%.  This decrease is mainly attributable to an overall decrease in sales in the second quarter of 2011, as described above.  As a percentage of revenue, total cost of revenues increased to approximately 96% for the three months ended June 30, 2011 compared to approximately 87% for the three months ended June 30, 2010.  The increase in the costs as a percentage of revenues was primarily due to an inventory obsolescence charge of approximately $24,000 during the three months ended June 30, 2011.  There was no comparable inventory obsolescence charge during the three months ended June 30, 2010.

Total cost of revenues, which includes material and direct labor and overhead and inventory obsolescence for the six months ended June 30, 2011, was approximately $236,000 compared to approximately $201,000 for the six months ended June 30, 2010, an increase of $35,000 or 17%.  This increase is mainly attributable to an inventory obsolescence charge of approximately $45,000.  There was no comparable inventory obsolescence charge during the six months ended June 30, 2010.  As a percentage of revenue, total cost of sales increased to approximately 87% for the six months ended June 30, 2011 compared to approximately 85% for the six months ended June 30, 2010.  The increase in the costs as a percentage of sales was due to the inventory obsolescence charge as described above.

The inventory obsolescence charge is related to the Company’s switch from its 1st generation digital MECs to its 2nd generation digital MECs, for products ranging from 22 to 80 amps.  These are the Company’s highest volume products.   As of June 30, 2011 most but not all customers were accepting shipments of the 2nd generation digital MECs.  The Company expects the cost savings associated with the switch to its 2nd generation product to have a significant impact on the average per unit cost of the 22 to 80 amp units in the 2nd half of 2011.

GROSS PROFIT

Gross profit for the three months ended June 30, 2011 was approximately $5,000 compared to approximately $17,000 for the three months ended June 30, 2010.  This decrease is mainly attributable to the inventory obsolescence charge described above.  As a percentage of revenue, gross profit decreased to approximately 5%, which included inventory obsolescence charges of 22%, for the three months ended June 30, 2011 compared to approximately 13% for the three months ended June 30, 2010 for the reasons explained above.

Gross profit for the six months ended June 30, 2011 was approximately $35,000 compared to approximately $35,000 for the six months ended June 30, 2010.  As a percentage of revenue, gross profit decreased to approximately 13%, which included inventory obsolescence charges of 17%, for the six months ended June 30, 2011 compared to approximately 15%, which included one large sale with extremely reduced pricing to a marquee end user who was considered a strategic customer, for the six months ended June 30, 2010.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $285,000 for the three months ended June 30, 2011, as compared to approximately $146,000 for the three months ended June 30, 2010, an increase of $139,000 or 95%.  This increase is mainly attributable to an increase in salaries and payroll related costs of $33,000, product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products of $14,000, consulting fees of $12,000, office expenses of $17,000, rent of $9,000 and travel expenses of $37,000, during the three months ended June 30, 2011.

Research and development expenses were approximately $578,000 for the six months ended June 30, 2011, as compared to approximately $316,000 for the six months ended June 30, 2010, an increase of $262,000 or 83%.  This increase is mainly attributable to an increase in salaries and payroll related costs of $82,000, product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products of $32,000, tools and supplies of $21,000, consulting fees of $24,000, office expenses of $23,000, rent of $14,000 and travel expenses of $45,000, during the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $680,000 for the three months ended June 30, 2011, as compared to $652,000 for the three months ended June 30, 2010, an increase of $28,000 or 4%. The increase in selling, general and administrative expenses compared to the prior year was primarily due to increases in salaries and payroll related costs of $22,000, travel expenses of $38,000, rent of $14,000, office expenses of $17,000 and consulting fees of $38,000.  These increases were partially offset by decreases in legal and professional fees of $36,000 and shareholder relations expense of $64,000.

Selling, general and administrative expenses were approximately $1,270,000 for the six months ended June 30, 2011, as compared to $1,271,000 for the six months ended June 30, 2010, a decrease of $1,000 or less than 1%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to increases in travel expenses of $65,000, office expenses of $22,000, samples and trial unit expenses of $16,000 and consulting fees of $38,000.  These increases were partially offset by decreases in salaries and payroll related costs of $12,000, legal and professional fees of $36,000 and shareholder relations expense of $99,000.

Change in Fair Value of Warrant Liability

Warrants issued in connection with a private offering of the Company’s common stock completed on July 8, 2005 and August 31, 2005 were accounted for as liabilities in accordance with ASC 820-10, Fair Value Measurements and Disclosures, based on an analysis of the terms and conditions of the warrant agreements.

As a result, the fair value of these warrants (five year warrants to purchase up to 5,696,591 shares of the Company’s common stock at an exercise price of $0.44 per share), amounting to $4,745, $313,945, and $828,827 as of June 30, 2010, March 31, 2010, and December 31, 2009, respectively, was reflected as a liability.  The fair value of these warrants amounted to $313,945 as of March 31, 2010, primarily due to the approximately 20% decline in the value of our common stock.  The $309,200 and $824,082 decreases in the fair value of these warrants during three and six months ended June 30, 2010, respectively, were reflected as non-operating gains in the Statement of Operations for the three and six months ended June 30, 2010.  The warrants were valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  All of these liability warrants had expired as of December 31, 2010.

Financial Condition, Liquidity, and Capital Resources

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $1,633,000 and $1,072,000 from operations for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, we had net losses of $1,852,000 and $1,714,000, respectively, and expect significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

Cash used for operating activities for the six months ended June 30, 2011 was $1,633,479, which consisted of a net loss of $1,852,292; less depreciation and amortization of $23,761, warrants and options issued to employees and consultants of $102,978, loss on sale of equipment of $1,653, inventory obsolescence of $44,633, and a decrease in accounts receivable of $64,526, offset by increases in inventory of $12,570, prepaid expenses and other current assets of $30,717 and deposits of $54,133.  In addition, these amounts were offset by increases in accounts payable of $23,603, deferred tax liability of $24,973 and deferred rent of $30,106.

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

Net cash used in investing activities for the six months ended June 30, 2011 was $77,745, compared to $12,716 for the six months ended June 30, 2010.  The amount for the first and second quarters of 2011 consisted of purchases of property and equipment of $80,500, and capitalized costs related to patent applications of $5,745, partially offset by proceeds from the sale of property and equipment of $8,500.  The total amount for the first and second quarters of 2010 consisted of capitalized costs related to patent applications.

Net cash provided by financing activities was $4,890,013 for the six months ended June 30, 2010.  Of this amount, $3,776,200 was from the proceeds from the issuance of equity securities, $1,687,083 was from the proceeds from the issuance of debt securities, offset by payments on notes payable of $450,000, and payments to investment banks for fees related to equity financings of $113,270.  There was no cash provided by or used for financing activities for the six months ended June 30, 2010.

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

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  The Company recorded an inventory obsolescence charge of $24,234 and $44,633 for the three and six months ended June 30, 2011, respectively, associated with its switch from its 1st generation digital three-phase products to its 2nd generation three-phase digital products, ranging from 22 to 80 amps.  Management has determined a reserve for inventory obsolescence is not necessary at June 30, 2011 or December 31, 2010.

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

Fair Value Measurements:
ASC 820-10 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company has applied ASC 820-10 to measure the amount of the liability related to its derivative instruments at fair value and to determine fair value for purposes of testing goodwill for impairment.

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

Liabilities measured at fair value on a recurring basis include warrant liabilities resulting from an equity financing in 2005.  Total gains resulting for this fair value measurement are recorded as a component of other income in the statement of operations.  There were no purchases, sales, issuance or settlements, nor were there any transfers in and/or out of a Level 3 classification.  In accordance with ASC 820-10, the warrant liabilities were being remeasured to fair value each quarter until they all expired.  The warrants were valued using the Black-Scholes option pricing model, using observable and unobservable assumptions (Level 3) consistent with our application of ASC 718.  All the liability warrants had expired as of December 31, 2010.

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

Accounting for Stock Based Compensation
The Company accounts for employee stock options as compensation expense, in accordance with ASC 718.  ASC 718 requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying ASC 718 approximated $103,000 and $135,000 in additional compensation expense during the six months ended June 30, 2011 and 2010, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

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

Accrued warranty expenses at December 31, 2010 and June 30, 2011 consist of the following:

Balance, January 1, 2010	$2,648
Additions	6,327
Deductions	(6,895)
Balance, December 31, 2010	$2,080
Additions	9,876
Deductions	(8,760)
Balance, June 30, 2011	$3,196

Provision for Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes pursuant to ASC 740 Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  We have reported net operating losses for consecutive years, and do not have projected taxable income in the near future.  This significant evidence causes our management to believe a full valuation allowance should be recorded against the deferred tax assets.

Goodwill
On January 1, 2011, the Company adopted FASB ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The Guidance calls for reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test.  As of June 30, 2011, the Company’s fair value exceeded its carrying value, which was positive; therefore, the Company is not required to perform Step 2.

In accordance with ASC 350, Goodwill and Other Intangible Assets, previously recognized goodwill was tested by management for impairment during 2011 and 2010 utilizing a two-step test.  At a minimum, an annual goodwill impairment test is required, or when certain events indicate a possible impairment.

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the company’s book value as of June 30, 2011 and December 31, 2010.  Based on this, no impairment was recorded as of June 30, 2011 or December 31, 2010.

New Accounting Pronouncements:
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” addressing how to measure fair value and what disclosures to provide about fair value measurements.  This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards (“IFRS”).  The amendment is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  The implementation of this standard will not affect the Company’s financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements, requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied retrospectively.  The implementation of this standard will not affect the Company’s financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information in this Item is not being disclosed by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in a lawsuit against a former director (the “Defendant”), who is now CEO of a company offering motor control products.  The Company filed this action against the Defendant for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendant’s use of the Company’s confidential and proprietary information in the development and marketing of motor control products.  The Company seeks a temporary restraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendant.  The Company’s complaint was filed on August 6, 2009 in the U.S. District Court, District of Nevada.  The Defendant agreed to the terms of the Company’s settlement offer on August 7, 2011, and the Company has volunteered to discontinue the lawsuit pursuant to the settlement agreement.

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

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	POWER EFFICIENCY CORPORATION (Company) By: /s/ Steven Strasser
Chief Executive Officer (principal executive officer)

Date: August 15, 2011	By: /s/ John Lackland
Chief Financial Officer (principal financial and accounting officer)