Form 10-Q
period 2011-09-30
POWER EFFICIENCY CORP
filed 2011-11-14
CIK 1024075

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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
Yes ☐ No ☒

The number of shares of common stock outstanding as of November 11, 2011 was 54,346,832.

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
Yes ☒ No ☐

POWER EFFICIENCY CORPORATION
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3

Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5

Notes to Condensed Financial Statements	6-11

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations	12-23

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	24

ITEM 4. Controls and Procedures	24

Part II — OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3. Defaults Upon Senior Securities	25

ITEM 4. Reserved	25

ITEM 5. Other Information	25

ITEM 6. Exhibits	26

Signatures	27

Certification of Chief Executive Officer as Adopted

Certification of Principal Financial Officer as Adopted

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

POWER EFFICIENCY CORPORATION
CONDENSED BALANCE SHEETS
Unaudited

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$78,979	$2,567,607
Accounts receivable, net	81,665	106,066
Inventory	171,283	217,119
Prepaid expenses and other current assets	21,580	22,550
Total Current Assets	353,507	2,913,342

PROPERTY AND EQUIPMENT, Net	105,795	64,847

OTHER ASSETS:
Patents, net	151,387	141,907
Deposits	91,304	36,971
Goodwill	1,929,963	1,929,963
Total Other Assets	2,172,654	2,108,841

Total Assets	$2,631,956	$5,087,030

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$803,261	$687,168
Total Current Liabilities	803,261	687,168

LONG TERM LIABILITIES
Deferred rent	29,170	11,282
Deferred tax liability	486,972	449,513
Total Long Term Liabilities	516,142	460,795

Total Liabilities	1,319,403	1,147,963

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series B, C-1 and D Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 488,377 and 500,877 issued and outstanding in 2011 and 2010, respectively	488	501
Common stock, $.001 par value, 350,000,000 shares authorized, 54,346,832 and 49,005,733 issued and outstanding in 2011 and 2010, respectively	54,347	49,006
Additional paid-in capital	47,687,324	46,737,632
Accumulated deficit	(46,429,606)	(42,848,072)
Total Stockholders' Equity	1,312,553	3,939,067

Total Liabilities and Stockholders' Equity	$2,631,956	$5,087,030

Accompanying notes are an integral part of the financial statements.

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
REVENUES	$123,571	$180,787	$394,342	$416,393

COST OF REVENUES
Materials, labor and overhead	99,282	100,733	290,687	301,755
Inventory obsolescence	-	-	44,633	-
Total Cost of Revenues	99,282	100,733	335,320	301,755

GROSS PROFIT	24,289	80,054	59,022	114,638

COSTS AND EXPENSES:
Research and development	314,465	230,758	892,386	546,377
Selling, general and administrative	608,421	629,378	1,878,189	1,892,839
Depreciation and amortization	8,766	11,405	28,727	37,667
Total Costs and Expenses	931,652	871,541	2,799,302	2,476,883

LOSS FROM OPERATIONS	(907,363)	(791,487)	(2,740,280)	(2,362,245)

OTHER INCOME (EXPENSE):
Interest income	152	7,794	5,749	9,451
Interest expense	-	-	-	(934,649)
Change in fair value of warrant liability	-	4,745	-	828,827
Total Other Income (Expense)	152	12,539	5,749	(96,371)

LOSS BEFORE PROVISION FOR INCOME TAXES	(907,211)	(778,948)	(2,734,531)	(2,458,616)

PROVISION FOR INCOME TAXES	12,486	15,884	37,459	50,309

NET LOSS	(919,697)	(794,832)	(2,771,990)	(2,508,925)

DIVIDENDS PAID OR PAYABLE ON SERIES B, C-1 AND D PREFERED STOCK	272,100	358,279	809,544	3,259,030

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,191,797)	$(1,153,111)	$(3,581,534)	$(5,767,955)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.07)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,346,832	45,119,984	51,507,462	45,013,643

Accompanying notes are an integral part of the financial statements.

POWER EFFICIENCY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
	For the nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,771,990)	$(2,508,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,727	37,667
Cost of goods sold depreciation	5,922	-
Warrants and options issued to employees and consultants	145,476	212,619
Change in fair value of warrant liability	-	(828,827)
Noncash interest expense related to debt discount	-	818,542
Loss on sale of equipment	1,653	-
Inventory obsolescence	44,633	-
Changes in assets and liabilities:
Accounts receivable, net	24,401	(17,279)
Inventory	1,203	85,625
Prepaid expenses and other current assets	970	(16,491)
Deposits	(54,333)	(10,057)
Accounts payable and accrued expenses	116,093	287,006
Deferred tax liability	37,459	37,460
Deferred rent	17,888	(6,153)
Net Cash Used in Operating Activities	(2,401,898)	(1,908,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Costs related to patent applications	(11,624)	(22,335)
Purchases of property and equipment	(83,606)	(9,595)
Sale of property and equipment	8,500	-
Net Cash Used in Investing Activities	(86,730)	(31,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of equity securities	-	3,976,200
Proceeds from issuance of notes payable	-	1,687,083
Repayment of notes payable	-	(450,000)
Fees paid to investment banks for equity financing	-	(126,992)
Net Cash Provided by Financing Activities	-	5,086,291

Increase (Decrease) in cash	(2,488,628)	3,145,550

Cash at beginning of period	2,567,607	247,564

Cash at end of period	$78,979	$3,393,114

Accompanying notes are an integral part of the financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company, without an audit. In the opinion of management, all adjustments have been made, which include normal recurring adjustments necessary to present fairly the condensed financial statements. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report for the year ended December 31, 2010 on Form 10-K.

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

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company experienced a $2,401,898 deficiency of cash from operations for the nine months ended September 30, 2011, and expects significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses.  The Company had a working capital deficit (current assets less current liabilities) of approximately $450,000 at September 30, 2011 and has an immediate need for capital.

These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.  Continuation of the Company as a going concern is dependent upon achieving profitable operations or accessing sufficient operating capital.  Management's plans to achieve profitability include developing new products such as hybrid motor starters and single-phase to three-phase converters, developing business in the Asian market, obtaining new customers and increasing sales to existing customers.  Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing (see Note 13).  However, there are no assurances that sufficient capital will be raised.  If we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or significantly curtail operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There were no significant changes to the Company’s significant accounting policies as disclosed in Note 3 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements:

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” addressing how to measure fair value and what disclosures to provide about fair value measurements.  This amendment is largely consistent with the existing GAAP guidance, but aligned the international guidance and eliminated unnecessary wording differences between GAAP and International Financial Reporting Standards (“IFRS”).  The amendment is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  The implementation of this standard is not expected to affect the Company’s financial condition, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements, requiring entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied retrospectively.  The implementation of this standard is not expected to affect the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which adds a new option entities can use to determine whether it is necessary to apply the traditional two step goodwill impairment test, based on qualitative factors.  If the entity elects to use the option, it must assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If so, the existing quantitative calculations in steps one and two continue to apply.  However, if after assessing the totality of the qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Under the amendments, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied prospectively.  The implementation of this standard is not expected to affect the Company’s financial condition, results of operations or cash flows.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivable.

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2011 and December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010 approximated $2.1 million and no balances exceeded the federally insured limits as of the quarter ended September 30, 2011.

Accounts receivable totaled $106,066 and $81,665 as of December 31, 2010 and September 30, 2011, respectively.  Of these amounts, three customers accounted for 98% of accounts receivable at December 31, 2010, and four customers accounted for 96% of accounts receivable at September 31, 2011.

NOTE 5 – INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  Management recorded an inventory obsolescence charge of $44,633 in March, May and June of 2011.  Management has determined a reserve for inventory obsolescence is not necessary at September 30, 2011 or December 31, 2010.

Inventories are comprised as follows:

	September 30, 2011	December 31, 2010
Raw materials	$165,911	$170,251
Finished goods	5,372	46,868
Inventories	$171,283	$217,119

NOTE 6 – GOODWILL

On January 1, 2011, the Company adopted FASB ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The Guidance calls for reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test.  As of September 30, 2011, the Company’s fair value exceeded its carrying value, which was positive; therefore, the Company is not required to perform Step 2.

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (a Level 1 input), management determined that the estimated fair market value exceeded the company’s book value as of September 30, 2011 and December 31, 2010.  Based on this, no impairment exists as of September 30, 2011 and December 31, 2010.

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

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Net loss attributable to common shareholders	$(1,191,797)	$(1,153,111)	$(3,581,534)	$(5,767,955)
Basic weighted average number of common shares outstanding	54,346,832	45,119,984	51,507,462	45,013,643
Dilutive effect of stock options	-	-	-	-
Diluted weighted average number of common shares outstanding	54,346,832	45,119,984	51,507,462	45,013,643
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.13)

For the three and nine months ended September 30, 2011, warrants and options to purchase 65,679,324 shares of common stock at per share exercise prices ranging from $0.08 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2010, warrants and options to purchase 70,578,324 shares of common stock at per share exercise prices ranging from $0.11 to $19.25 were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION

At September 30, 2011, the Company had two stock-based compensation plans.  There were 5,500,000 options granted in the nine months ended September 30, 2011, of which 2,000,000 options have been cancelled.  The fair value of these options was approximately $566,000 at issuance.  There were 10,500,000 options granted in the nine months ended September 30, 2010, of which 4,657,500 have been cancelled.  The fair value of these options was approximately $1,731,000 at issuance.  No stock options were exercised in the periods ending September 30, 2011 and 2010.  The Company accounts for stock option grants in accordance with ASC 718, Compensation – Stock Compensation.  Compensation costs related to share-based payments recognized in the Condensed Statements of Income were $145,476 and $212,619 for the periods ended September 30, 2011 and 2010, respectively.

NOTE 9 – MATERIAL AGREEMENTS

In March 2011, the Company entered into a lease for office space, engineering and manufacturing facilities.  The new lease calls for an initial base rent of $9,298 per month, plus operating costs, and annual increases equal to 3% of the base rent.  For the first 11 months of the lease term, the company is only required to pay one-half of the initial base rent per month.  The term of the lease is 48 months and commenced on April 1, 2011.  Total rent expense was $39,168 and $41,937 for the three months and $171,100 and $150,436 for the nine months ended September 30, 2011 and 2010, respectively.

In July 2011, the Company entered into a sublease agreement for its Las Vegas office facilities.  Under the sublease, the Company will receive rents of $8,098 per month.  The term of the sublease is for 16 months, expiring on November 30, 2012.

NOTE 10 – WARRANT LIABILITY

The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005.  The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with ASC 815 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock based on an evaluation of the terms and conditions related to the warrant agreements, which provide that the exercise price of these warrants shall be reduced if, through a subsequent financing, the Company issues common stock below the lowest per share purchase price of the offering.  In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at each balance sheet date.  Changes in the fair value of warrants classified as a liability are recognized in earnings. The warrant liability, including the effect of the anti-dilution provision, was valued as follows:

	Three months ended September 30, 2010	Nine month ended September 30, 2010
Balance at beginning of period	$4,745	$828,827
Change in fair value	(4,745)	(828,827)
Balance at end of period	$-	$-

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

NOTE 12 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Cash paid during the nine months ended September 30, for:

	2011	2010

Income/franchise taxes	$18,612	$12,849

Non-cash investing and financing activities during the nine months ended September 30, for:

	2011	2010

Common stock issued to vendors	$-	$60,000
Senior secured notes converted into Series D preferred stock	$-	$1,237,083
Accrued interest and accrued wages converted into Series D preferred stock	$-	$181,718
Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$-	$2,643,679
Preferred stock dividends paid or payable in common stock	$809,544	$615,352

NOTE 13 – SUBSEQUENT EVENTS

On October 4, 2011, the Company entered into a bridge financing transaction in which it issued an aggregate of $1,000,000 in senior secured notes, before discount, and 2,777,780 warrants to purchase the Company’s common stock.  The notes bear interest of 10% per annum, payable upon maturity.  The notes mature on March 31, 2012, and have a first priority securing interest in all of the assets of the Company.  The holders of the notes have the right to convert the amounts due plus all accrued but unpaid interest under the note into any subsequent financing while the note is outstanding, on the same terms as such new financing, at the sole discretion of the note holder.  The warrants to purchase the Company’s common stock have a per share exercise price of $0.09 and expire on October 3, 2016.

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

In the first quarter of 2011, the Company launched its 2nd generation digital three-phase MEC for products ranging from 22 to 80 amps.  These are the Company’s highest volume three-phase products.  The 2nd generation digital three-phase MEC uses a more powerful processor and has generally enhanced capabilities.  The 2nd generation products also incorporate numerous cost saving advantages over the 1st generation products.  The Company expects these cost savings to have a significant impact on the average cost of these products in the fourth quarter of 2011.

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

The Company’s results of operations for the three and nine months ended September 30, 2011 were marked by a decrease in revenues and an increase in loss from operations that are more fully discussed in the following section, “Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010”.  Sales cycles for our products range from less than a month to well over one year, depending on customer profile.  Larger original equipment manufacturer (“OEM”) deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few days or weeks.  Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.3	55.7	85.0	72.5
Gross profit	19.7	44.3	15.0	27.5
Costs and expenses:
Research and development	254.5	127.6	226.3	131.2
Selling, general and administrative	492.4	348.1	476.3	454.6
Depreciation and amortization	7.1	6.3	7.3	9.0
Total expenses	754.0	482.0	709.9	594.8
Loss from operations	(734.3)	(437.7)	(694.9)	(567.3)
Other income (expense)	0.1	6.9	1.5	(23.1)
Loss before provision for income taxes	(734.2)	(430.8)	(693.4)	(590.4)
Provision for income taxes	10.1	8.8	9.5	12.1
Net loss	(744.3)	(439.6)	(702.9)	(602.5)
Dividends paid or payable on Series B, C-1 and D Preferred Stock	220.2	198.2	205.3	782.7
Net loss attributable to common shareholders	(964.5)	(637.8)	(908.2)	(1,385.2)

REVENUES

Total revenues for the three months ended September 30, 2011 were approximately $124,000, compared to $181,000 for the three months ended September 30, 2010, a decrease of $57,000 or 31%. This decrease is mainly attributable to a decrease in sales in the industrial market in the third quarter of 2011.  Specifically, industrial sales fell to approximately $10,000 for the three months ended September 30, 2011, from approximately $83,000 for the three months ended September 30, 2010, which was partially offset by an increase in sales in the elevator and escalator market which grew to approximately $115,000 for the three months ended September 30, 2011, from $98,000 for the three months ended September 30, 2010.  The decrease in industrial sales is primarily due to one large international sale that occurred during the three months ended September 30, 2010, of which no comparable sale occurred during the three months ended September 30, 2011.  The increase in elevator and escalator sales in the three months ended September 30, 2011 is primarily due to the commercialization and increased market acceptance of the Company’s digital products resulting from the OEM agreements the Company signed in 2009 and 2010.  For the three months ended September 30, 2011, industrial and other sales were approximately 8% of total sales, and escalator and elevator sales were approximately 92% of total sales.  All sales for the three months ended September 30, 2011 consisted entirely of digital units.  For the three months ended September 30, 2010, industrial and other sales were approximately 46% of total sales, and escalator and elevator sales were approximately 54% of total sales.  All sales for the three months ended September 30, 2010 consisted entirely of digital units.

Total revenues for the nine months ended September 30, 2011 were approximately $394,000, compared to $416,000 for the nine months ended September 30, 2010, a decrease of $22,000 or 5%. This decrease is mainly attributable to a decrease in sales in the industrial market in the first three quarters of 2011.  Specifically, sales in the industrial market fell to approximately $102,000 for the nine months ended September 30, 2011, compared to $150,000 for the nine months ended September 30, 2010, which was partially offset by an increase in elevator and escalator sales, which grew to approximately $293,000 for the nine months ended September 30, 2011, from approximately $266,000 for the nine months ended September 30, 2010.  The decrease in industrial sales is primarily due to one large international sale that occurred during the nine months ended September 30, 2010, of which no comparable sale occurred during the nine months ended September 30, 2011, partially offset by sales to an Asian industrial distributor during the nine months ended September 30, 2011.  The increase in elevator and escalator sales in the nine months ended September 30, 2011 is primarily due to the commercialization and increased market acceptance of the Company’s digital products resulting from the OEM agreements the Company signed in 2009 and 2010.  The digital product has been tested and approved for use on a retrofit and OEM basis by two elevator and escalator OEMs and on a retrofit basis by a third OEM.  Currently, two of the three OEMs we have agreements with have approved and adopted our second generation digital product.  For the nine months ended September 30, 2011, industrial and other sales were approximately 26% of total sales, and escalator and elevator sales were approximately 74% of total sales.  For the nine months ended September 30, 2010, industrial sales, of which all but one order consisted of digital units, were approximately 34% of total sales, and escalator and elevator sales were approximately 66% of total sales.

COST OF REVENUES

Total cost of revenues, which includes material, direct labor, overhead and inventory obsolescence for the three months ended September 30, 2011, was approximately $99,000 compared to approximately $101,000 for the three months ended September 30, 2010, a decrease of $2,000 or 2%.  This decrease is mainly attributable to an overall decrease in sales in the third quarter of 2011, as described above.  As a percentage of revenue, total cost of revenues increased to approximately 80% for the three months ended September 30, 2011 compared to approximately 56% for the three months ended September 30, 2010.  The increase in the costs as a percentage of revenues was primarily due to an abnormally large amount of warranty costs during the three months ended September 30, 2011.  These large warranty costs approximated $28,000 and were caused by a faulty batch of our first generation digital controllers.  We have since replaced all such units with our second generation digital controllers at no additional cost to our customers, and we are no longer selling our first generation digital controllers.

Total cost of revenues, which includes material, direct labor, overhead and inventory obsolescence for the nine months ended September 30, 2011, was approximately $335,000 compared to approximately $302,000 for the nine months ended September 30, 2010, an increase of $33,000 or 11%.  This increase is mainly attributable to an inventory obsolescence charge of approximately $45,000 and the $28,000 in warranty costs as described above.  There was no comparable inventory obsolescence charge during the nine months ended September 30, 2010.  As a percentage of revenue, total cost of sales increased to approximately 85% for the nine months ended September 30, 2011 compared to approximately 73% for the nine months ended September 30, 2010.  The increase in the costs as a percentage of sales were due to the inventory obsolescence charge and the warranty costs as described above.

The inventory obsolescence charge is related to the Company’s switch from its 1st generation digital MECs to its 2nd generation digital MECs, for products ranging from 22 to 80 amps.  These are the Company’s highest volume products.   As of September 30, 2011 all of our customers were accepting shipments of the 2nd generation digital MECs.  The Company expects the cost savings associated with the switch to its 2nd generation product to have a significant impact on the average per unit cost of the 22 to 80 amp units in the fourth quarter of 2011 and the first quarter of 2012.

GROSS PROFIT

Gross profit for the three months ended September 30, 2011 was approximately $24,000 compared to approximately $80,000 for the three months ended September 30, 2010.  This decrease is mainly attributable to decreased revenues as well as the abnormally high warranty costs described above.  As a percentage of revenue, gross profit decreased to approximately 20% for the three months ended September 30, 2011 compared to approximately 44% for the three months ended September 30, 2010 for the reasons explained above.

Gross profit for the nine months ended September 30, 2011 was approximately $59,000 compared to approximately $115,000 for the nine months ended September 30, 2010.  As a percentage of revenue, gross profit decreased to approximately 15%, which included inventory obsolescence charges of 11% and abnormally high warranty costs, for the nine months ended September 30, 2011 compared to approximately 28%, which included one large sale with extremely reduced pricing to a marquee end user who was considered a strategic customer, for the nine months ended September 30, 2010.

OPERATING EXPENSES

Research and Development Expenses

Research and development expenses were approximately $314,000 for the three months ended September 30, 2011, as compared to approximately $231,000 for the three months ended September 30, 2010, an increase of $83,000 or 36%.  This increase is mainly attributable to an increase in product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products of $48,000, consulting fees of $8,000, office expenses of $12,000, rent of $15,000 and travel expenses of $14,000, during the three months ended September 30, 2011, partially offset by a decrease in payroll and payroll related costs of $23,000.

Research and development expenses were approximately $892,000 for the nine months ended September 30, 2011, as compared to approximately $546,000 for the nine months ended September 30, 2010, an increase of $346,000 or 63%.  This increase is mainly attributable to an increase in salaries and payroll related costs of $45,000, product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products of $79,000, tools and supplies of $24,000, consulting fees of $24,000, office expenses of $33,000, rent of $50,000 and travel expenses of $59,000, during the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $608,000 for the three months ended September 30, 2011, as compared to $629,000 for the three months ended September 30, 2010, a decrease of $21,000 or 3%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to decreases in salaries and payroll related costs of $30,000, rent of $23,000 and conferences of $5,000.  These decreases were partially offset by increased consulting fees of $41,000.

Selling, general and administrative expenses were approximately $1,878,000 for the nine months ended September 30, 2011, as compared to $1,893,000 for the nine months ended September 30, 2010, a decrease of $15,000 or 1%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to decreases in salaries and payroll related costs of $41,000, and legal and professional fees of $42,000.  These decreases were partially offset by increases in travel expenses of $65,000.

Change in Fair Value of Warrant Liability

Warrants issued in connection with a private offering of the Company’s common stock completed on July 8, 2005 and August 31, 2005 were accounted for as liabilities in accordance with ASC 820-10, Fair Value Measurements and Disclosures, based on an analysis of the terms and conditions of the warrant agreements.

The $4,745 and $828,827 decreases in the fair value of these warrants during three and nine months ended September 30, 2010, respectively, were reflected as non-operating gains in the Statement of Operations for the three and six months ended September 30, 2010.  The warrants were valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  All of these liability warrants had expired as of December 31, 2010.

Financial Condition, Liquidity, and Capital Resources

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $2,402,000 and $1,909,000 from operations for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, we had net losses of $2,772,000 and $2,509,000, respectively, and expect significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses. The Company had a working capital deficit (current assets less current liabilities) of approximately $450,000 at September 30, 2011 and has an immediate need for capital.

These factors raise substantial doubt about the Company's ability to continue as a going concern.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

The Company’s continuation as a “going concern” is dependent upon achieving profitable operations and related positive cash flow and satisfying our immediate cash needs by external financing until we are profitable.  Our plans to achieve profitability include developing new products such as hybrid motor starters and single-phase to three-phase converters, developing business in the Asian market, obtaining new customers and increasing sales to existing customers.  We are seeking to raise additional capital through equity issuance, debt financing and other types of financing, but we cannot guarantee that sufficient capital will be raised.

Since inception, the Company has financed its operations primarily through the sale of its securities.  In 2010, the Company received a total of approximately $5,395,000 in gross proceeds from private placements of its Series D preferred stock, Secured Notes and Series C-1 preferred stock and warrants to purchase common stock.  In 2009, the Company received a total of approximately $1,210,000 in gross proceeds from a private placement of its Series C preferred stock and Series C-1 preferred stock and warrants to purchase common stock.  Total stockholders’ equity as of September 30, 2011 was $1,312,553.

Cash used for operating activities for the nine months ended September 30, 2011 was $2,401,898, which consisted of a net loss of $2,771,990; less depreciation and amortization of $28,727, cost of goods sold depreciation of $5,922, warrants and options issued to employees and consultants of $145,476, loss on sale of equipment of $1,653, inventory obsolescence of $44,633, and decreases in accounts receivable of $24,401, inventory of $1,203 and prepaid expenses of $970, offset by an increase in deposits of $54,333.  In addition, these amounts were offset by increases in accounts payable of $116,093, deferred tax liability of $37,459 and deferred rent of $17,888.

Cash used for operating activities for the nine months ended September 30, 2010 was $1,908,811, which consisted of a net loss of $2,508,925; less depreciation and amortization of $37,667, warrants and options issued to employees and consultants of $212,619, noncash interest expense of $818,542, and a decrease in inventory of $85,625, offset by a change in the fair value of our warrant liability of $828,827, and increases in accounts receivable of $17,279, prepaid expenses and other current assets of $16,490 and deposits of $10,057.  In addition, these amounts were offset by a decrease in deferred rent of $6,153, and increases in accounts payable of $287,006 and deferred tax liability of $37,460.

Net cash used in investing activities for the nine months ended September 30, 2011 was $86,730, compared to $31,930 for the nine months ended September 30, 2010.  The amount for the first three quarters of 2011 consisted of purchases of property and equipment of $83,606, and capitalized costs related to patent applications of $11,624, partially offset by proceeds from the sale of property and equipment of $8,500.  The total amount for the first three quarters of 2010 consisted of capitalized costs related to patent applications of $22,335, and the purchase of property and equipment of $9,595.

Net cash provided by financing activities was $5,086,291 for the nine months ended September 30, 2010.  Of this amount, $3,976,200 was from the proceeds from the issuance of equity securities, $1,687,083 was from the proceeds from the issuance of debt securities, offset by payments on notes payable of $450,000, and payments to investment banks for fees related to equity financings of $126,992.  There was no cash provided by or used for financing activities for the nine months ended September 30, 2011.

On October 4, 2011, the Company entered into a bridge financing transaction in which it issued an aggregate of $1,000,00 in senior secured notes, before discount, and 2,777,780 warrants to purchase the Company’s common stock (see Note 13 to the financial statements).

The Company expects to experience growth in its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements.  In accordance with the Company’s prepared expansion plan, the opinion of management is that approximately $3 to $4 million will be required to cover operating expenses, including, but not limited to, the development of the Company’s next generation products, marketing, sales and operations during the next twelve months.  Although we currently have some obtained bridge financing, we may nevertheless need to issue additional debt or equity securities to raise required funds.  If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company may be forced to restructure, file for bankruptcy or cease operations.

Notable changes to expenses are expected to include an increase in the Company’s sales personnel and efforts, and developing more advanced versions of the Company’s technology and products.

On October 4, 2011, the Company entered into a financing transaction in which it issued an aggregate of $1,000,000 in senior secured notes, before discount, and 2,777,780 warrants to purchase the Company’s common stock.  The notes bear interest of 10% per annum, payable upon maturity.  The notes mature on March 31, 2012, and have a first priority securing interest in all of the assets of the Company.  The warrants to purchase the Company’s common stock have a per share exercise price of $0.09 and expire on October 3, 2016.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  The Company reviews inventory for impairments to net realizable value whenever circumstances arise.  Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete.  The Company recorded an inventory obsolescence charge of $0 and $44,633 for the three and nine months ended September 30, 2011, respectively, associated with its switch from its 1st generation digital three-phase products to its 2nd generation three-phase digital products, ranging from 22 to 80 amps.  Management has determined a reserve for inventory obsolescence is not necessary at September 30, 2011 or December 31, 2010.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  The impact of applying ASC 718 approximated $145,000 and $213,000 in additional compensation expense during the nine months ended September 30, 2011 and 2010, respectively.  Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

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

Accrued warranty expenses at December 31, 2010 and September 30, 2011 consist of the following:

Balance, January 1, 2010	$2,648
Additions	6,327
Deductions	(6,895)
Balance, December 31, 2010	$2,080
Additions	42,695
Deductions	(40,079)
Balance, September 30, 2011	$4,696

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

Goodwill

On January 1, 2011, the Company adopted FASB ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The Guidance calls for reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test.  As of September 30, 2011, the Company’s fair value exceeded its carrying value, which was positive; therefore, the Company is not required to perform Step 2.

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

The Company has no accumulated impairment losses on goodwill.  The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.  Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the company’s book value as of September 30, 2011 and December 31, 2010.  Based on this, no impairment was recorded as of September 30, 2011 or December 31, 2010.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which adds a new option entities can use to determine whether it is necessary to apply the traditional two step goodwill impairment test, based on qualitative factors.  If the entity elects to use the option, it must assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If so, the existing quantitative calculations in steps one and two continue to apply.  However, if after assessing the totality of the qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  Under the amendments, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and should be applied prospectively.  The implementation of this standard will not affect the Company’s financial condition, results of operations or cash flows.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by the Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification by the Principal Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

POWER EFFICIENCY CORPORATION (Company)

Date: November 14, 2011	By:	/s/ Steven Strasser
Chief Executive Officer (principal executive officer)

Date: November 14, 2011	By:	/s/ Brian Chan
Vice President of Finance and Accounting (principal financial and accounting officer)