Form 10-K
period 2011-12-31
POWER EFFICIENCY CORP
filed 2012-03-30
CIK 1024075

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number: 000-31805

Power Efficiency Corporation
(Exact name of registrant as specified in its Charter)

Delaware	22-3337365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5744 Pacific Center Blvd, Suite 311
San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 750-3875
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

Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the issuer was $3,545,667. This amount is based on the closing price of $0.09 per share for the Company’s common stock as of such date.

On March 23, 2012 there were 67,533,666 shares of the Company’s common stock outstanding.

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
2.	Provide a soft start for the motor, bringing it gradually from rest to full speed
3.	Provide various motor protection capabilities, such as sensing current overload, phase loss, under- and over-voltage, and more
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

In 2010, the Company began targeting the Asian operations of these global OEMs. In the first half of 2010, the Company completed a sale to the Sands China Limited, owner of the Venetian Macau, Sands Macau and Four Seasons Macau. This sale was the Company’s first major project in Asia. In the fourth quarter of 2011, the Company opened a wholly owned subsidiary, Power Efficiency Asia, Limited (“PE Asia”) in Hong Kong. The Company plans to utilize PE Asia as its sales and marketing arm in Asia.

The Company is focused on penetrating industrial markets through independent representatives and distributors who will in turn sell to OEMs of industrial equipment and end users. The Company significantly increased these industrial market activities in late 2009 after receiving UL certification, since this certification is required by many industrial concerns.

In 2010, the Company signed a private label agreement with one of the largest industrial distributors in the U.S. This distributor began offering the Company’s three phase product through its website in late 2010 and in its 2011 catalog, its largest sales channel. Also in 2011, the Company began developing new products for this distributor featuring E-Save Technology®.

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

Customers

The Company currently does business with approximately 35 customers. Of this number, four customers presently account for approximately 72% of the Company’s gross revenues. These customers and their respective gross revenue percentages are KONE – 32%; Schindler – 22%; IPEG – 8%; and Otis Elevator Company – 10%. The Company is, and may continue to be, dependent upon a limited number of customers. Accordingly, the loss of one or more of these customers may have a material adverse effect upon the Company’s business.

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

The Company has three U.S. patents issued with respect to its products. The first, “Balanced and Synchronized Phase Detector for an AC Induction Motor Controller,” No. 5,821,726, was issued on October 13, 1998 and expires in 2017. This patent covers improvements to the technology under the NASA License Agreement (described below), which were developed by the Company. Management believes this patent protects the Company’s intellectual property position beyond the expiration of the NASA License Agreement. The second patent, “Method, System, and Apparatus for Controlling an Electric Motor,” No. 7,768,221 B2, was issued on August 3, 2010 and expires in 2027. This patent covers the Company’s core algorithm for controlling the energy use of a three phase motor. This patent has been filed in many major world economies. The third patent, “Open Loop Method for Controlling Power,” No. 7,911,173 B2 was issued on March 22, 2011 and expires in 2030. This patent covers some the Company’s technologies used in controlling the energy use of a three phase motor. This patent has also been filed in many major world economies.

The Company has filed three utility patents on new inventions associated with the development of its digital products, two of which have resulted in a granted patent from the U.S. patent Office. The other patent filing is still pending approval by the U.S. Patent Office and other countries’ patent offices. The Company is continually making improvements to its products and technologies, and anticipates making additional patent filings on new inventions when warranted.

The Company has obtained U.S. Trademark registration of the E-Save Technology® mark.

NASA License Agreement

The Company had been the exclusive United States licensee of certain power factor controller technology owned by the United States of America, as represented by NASA. This license agreement covered the United States and its territories and possessions and did not require the Company to pay royalties to NASA in connection with the Company’s sale of products employing technology utilizing the licensed patents. The Company’s rights under the license agreement were non-transferable and were not to be sublicensed without NASA’s consent. The license agreement was terminated on December 16, 2002 upon expiration of all of the licensed patents.

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

Research and Development

The Company intends to continue its research and development effort to introduce new products based on its energy saving technology. Towards this end, the Company spent $1,110,670 and $722,753 in fiscal years 2011 and 2010, respectively, on research and development activities, virtually none of which was borne by customers. A major focus of the Company’s foreseeable research and development activities will be on completing additional features and refinements to the three-phase and single phase products. The Company also anticipates the possibility of working with OEMs that make or purchase motor control equipment, in order to develop products with features or specifications they require.

Effect of Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

At the date of this document, the Company employs thirteen people. Of this number, two are engaged in accounting and finance, three in operations and general management, four in sales and marketing, and four in product research and development, engineering and manufacturing. At such time as business conditions dictate, the Company may hire additional personnel for, among other things, increased engineering, marketing and sales. The Company has no collective bargaining agreements and considers its relationship with its employees to be good. The Company utilizes consultants in the areas of marketing, product and technology development and finance on a regular basis.

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

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $3,100,000 and $2,700,000 from operations for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and December 31, 2010, we had net losses of $3,610,078 and $3,275,960, respectively. In our Auditors’ Report on our December 31, 2011 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

We Have A Limited Operating History, Have Experienced Recurring Losses And Have Limited Revenue.

To date, and due principally to a lack of working capital, our operations have been limited in scale. Although we have established relationships with suppliers, and have received contracts for our products, we may experience difficulties in production scale-up, product distribution, and obtaining and maintaining working capital until such time as our operations have been scaled-up to acceptable commercial levels. We have not had a profitable quarter in the past three years and we cannot guarantee we will ever operate profitably. In addition, we have limited revenue. For the year ended December 31, 2011, our total revenues were $450,360, and for the year ended December 31, 2010, our total revenues were $576,797.

We Do Not Have A Bank Line Of Credit.

At the present time, we do not have a bank line of credit, which further restricts our financial flexibility.

We Will Require Additional Funds To Meet Our Cash Operating Expenses And Achieve Our Current Business Strategy.

The Company has negative working capital and will be dependent upon additional financing to meet capital needs and repay outstanding debt. We cannot guarantee additional financing will be available on acceptable terms, if at all. We also need additional financing to raise the capital required to fully implement our business plan. Our current operating expense level is approximately $250,000 to $300,000 per month. Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing. However, there are no assurances that sufficient capital will be raised.

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

As of the date of this report, management controls approximately sixty eight percent (68%) of our issued and outstanding Common Stock and voting equivalents and as much as seventy two percent (72%) of our Common Stock on a fully diluted basis. As a result, these persons will have the ability, acting as a group, to greatly influence our affairs and business, including the election of directors and, subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership of our common stock may:

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

We Currently Depend On A Small Number Of Customers And Expect To Continue To Do So.

The Company currently does business with approximately 35 customers. Of this number, four customers accounted for approximately 72% of our gross revenues in 2011. We are, and may continue to be, dependent upon a small number of customers. Accordingly, the loss of one or more of these customers is likely to have a material adverse effect on our business.

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

Loss Of Key Personnel Could Have Significant Adverse Consequences.

We currently depend on the services of Steve Strasser, our Chief Executive Officer. The loss of the service of this person could have an adverse effect on our business. As discussed under “Management”, we have entered into a long-term employment contract with Mr. Strasser, but such contract does not guarantee he will remain with us.

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

Prices of our common stock are quoted on the over the counter market. Approximately 25,000 shares were traded on an average daily trading basis for the 12 months ended December 31, 2011. If limited trading in our common stock continues, it may be difficult for shareholders to sell their shares. Also, the sale of a large block of our common stock could depress the market price to a greater degree than a company that typically has a higher volume of trading of its securities.

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

Sales Of Common Stock Under Rule 144 May Adversely Affect The Market Price Of Our Common Stock.

Possible Resales under Rule 144. Of the 67,533,666 shares of the Company’s common stock outstanding on the date of this report, 53,186,470 shares are freely trading in the market place (the “Free Trading Shares”). The Free Trading Shares are comprised mostly of shares (1) originally issued in private offerings of common stock from June through March 2007, that were later registered in the Company’s S-1 Registration Statement (the “Registration Statement”), declared effective on October 10, 2008 and (2) shares originally issued in transactions exempt from registration under the Securities Act.

The remaining 14,347,196 shares of our common stock outstanding are restricted securities as defined in Rule 144 and under certain circumstances may be resold without registration pursuant to Rule 144. These shares include an aggregate of 12,514,802 shares held by Summit Energy Ventures LLC, an entity majority owned by Mr. Strasser, and Steven Strasser individually, and 1,832,394 shares held by directors and insiders.

In addition, the Company had 40,820,283 common stock purchase warrants outstanding and 14,215,562, common stock options outstanding as of the date of this report, including the warrants issued in connection with the private offer and sale of preferred stock units in 2009 and 2010 (See Note 16 to the Financial Statements). The shares issuable on exercise of the options and warrants may, under certain circumstances, be available for public sale in the open market under the Registration Statement or pursuant to Rule 144, subject to certain limitations.

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

Exercise Of Outstanding Options And Warrants Will Dilute Ownership Of Outstanding Shares.

As of the date of this report, the Company has reserved 71,429 shares of common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 1994 Plan, of which no options are outstanding. Furthermore, we have reserved 25,000,000 shares of our common stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the 2000 Plan, of which options to purchase an aggregate of 14,215,562 shares are outstanding. The outstanding options under the 2000 Plan have a weighted average exercise price of $0.32. As of the date of this report, we have issued warrants exercisable for 40,820,283 shares of common stock to financial consultants, investors, former employees and other business partners, having a weighted average exercise price of $0.25 and expiring on various dates from March 2012 to October 2016. Exercise of these options and warrants in the future will reduce the percentage of common stock held by the public stockholders. Furthermore, the terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such options and warrants.

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

The Company’s corporate office space is located at 5744 Pacific Center Blvd., Suite 311, San Diego, CA 92121. The office lease calls for rent of $9,298 per month, plus an annual increase equal to 3%, through the end of the lease term in March 2015.

Item 3.	Legal Proceedings.

The Company was involved in a lawsuit against a former director (the “Defendant”), who is now CEO of a company offering motor control products. The Company filed this action against the Defendant for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendant’s use of the Company’s confidential and proprietary information in the development and marketing of motor control products. The Company sought a temporary restraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendant. The Company’s complaint was filed on August 6, 2009 in the U.S. District Court, District of Nevada. The Defendant agreed to the terms of the Company’s settlement offer on August 7, 2011, and the Company has volunteered to discontinue the lawsuit pursuant to the settlement agreement.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

The Company's common stock is traded on the OTCQB tier of the over-the-counter securities market under the symbol "PEFF".

The following table sets forth the high and low bid information for quarterly periods in the two twelve month periods ended December 31, 2011 and December 31, 2010

Twelve months Ended December 31, 2011	High	Low
October 1, 2011 — December 31, 2011	$0.09	0.01
July 1, 2011 — September 30, 2011	0.10	0.05
April 1, 2011 — June 30, 2011	0.11	0.05
January 1, 2011— March 31, 2011	0.20	0.08
Twelve months Ended December 31, 2010	High	Low
October 1, 2010 — December 31, 2010	$0.18	0.10
July 1, 2010 — September 30, 2010	0.20	0.12
April 1, 2010 — June 30, 2010	0.28	0.14
January 1, 2010 — March 31, 2010	0.32	0.20

As of March 23, 2012, there were 188 shareholders of record of the Company’s common stock.

The Company has not paid dividends on its common stock since its incorporation. The Company does not expect to pay cash dividends on its common stock in the foreseeable future. The Company intends to invest funds otherwise available for dividends, if any, on improving the Company’s capital assets.

EQUITY COMPENSATION PLAN INFORMATION AS OF MARCH 29, 2012

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under 2000 Stock Option and Restricted Stock Plan (excluding securities reflected in column (a))(c)
2000 Stock Option and Restricted Stock Plan approved by security holders	14,215,562	$0.32	10,784,438
Equity compensation plans not approved by security holders	0	0.00	0
Total	14,215,562	$0.32	10,784,438

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

Digital Three-phase MEC

In 2005, the Company began development of a digital version of its three-phase MEC so that the product would be capable of high volume sales through existing distribution channels for motor controls. The digital version is much smaller in size and easier to install than the analog product and is driven by a powerful digital signal processor. The digital MEC is a complete motor control device, meaning is can start, stop, soft start and protect a motor, and is therefore capable of replacing standard motor starters and soft starts that do not save energy. The product can be installed by OEMs at their factories or it can be retrofitted on to existing equipment.

In 2008, the Company launched limited sales of the digital three-phase MEC and initiated testing of the digital product by several OEMs, primarily in the elevator/escalator industry. In the summer of 2009, the Company announced its first OEM agreements and that it had received Underwriters’ Laboratories (“UL”) certification on a full line of the Company’s digital three-phase products. UL certification enables the Company to sell its digital three-phase products to industrial markets. The Company is working with independent sales representatives and distributors, as well as directly with OEMs, to penetrate the industrial markets.

In the first quarter of 2011, the Company launched its 2nd generation digital three-phase MEC for products ranging from 22 to 80 amps. These are the Company’s highest volume three-phase products. The 2nd generation digital three-phase MEC uses a more powerful processor and has generally enhanced capabilities. The 2nd generation products also incorporate numerous cost saving advantages over the 1st generation products. The Company expects these cost savings to have a significant impact on the average cost of these products.

Digital Single-phase MEC

In 2006, the Company began development on its digital single-phase product. The digital single phase MEC is targeted at appliances, such as clothes washers and dryers. The single phase MEC can also be incorporated directly into a motor, making a combined motor and motor control with energy efficiency, soft start and other advanced features.

Capitalization

As of December 31, 2011, the Company had total stockholders’ equity of $661,090 primarily due to the Company’s sale of 326,252 shares of Series D Convertible Preferred Stock in a private offering in June and July of 2010, and the Company’s sale of 34,625 shares of Series C-1 Convertible Preferred Stock in a private offering in December 2009 through February 2010.

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

The Company’s results of operations for the year ended December 31, 2011were marked by a decrease in revenues and an increase in losses from operations that are more fully discussed in the following section “Results of Operations for the Years Ended December 31, 2011 and 2010”. Sales cycles for our products are generally lengthy and can range from less than a month to well over one year, depending on customer profile. Larger OEM deals and sales to larger end users generally take a longer period of time, whereas sales through channel partners may be closed within a few weeks. Because of the complexity of this sales process, a number of factors that are beyond the control of the Company can delay the closing of transactions.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table sets forth certain line items in our condensed statement of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	100.0%	100.0%
Cost of revenues	84.3	74.5
Gross profit	15.7	25.5
Costs and expenses:
Selling, general and administrative	528.2	436.4
Research and development	246.6	125.3
Depreciation and amortization	8.2	7.4
Total expenses	783.0	569.1
Loss from operations	(767.3)	(543.6)
Other expense	(22.1)	(15.7)
Provision for taxes	(11.1)	(8.7)
Net loss	(800.5)	(568.0)
Dividends paid or payable on Series B, Series C-1 and Series D Preferred Stock	240.2	612.2
Net loss attributable to common shareholders	(1,040.7)	(1,180.2)

REVENUES

Revenues for the year ended December 31, 2011, were approximately $450,000, compared to approximately $577,000 for the year ended December 31, 2010, a decrease of $127,000 or 22%. This decrease is mainly attributable to a decrease in sales volume in both the elevator and escalator market and the industrial market during the year ended December 31, 2011. Specifically, elevator and escalator sales fell to approximately $326,000 for the year ended December 31, 2011, from approximately $422,000 for the year ended December 31, 2010. Industrial and other sales fell to approximately $124,000 for the year ended December 31, 2011, from $155,000 for the year ended December 31, 2010. The decrease in elevator and escalator sales and industrial sales during the year ended December 31, 2011 is primarily due to the Company’s shift in sales strategy. In 2011, the Company began focusing on breaking into the Asian elevator and escalator market; working with various large and medium sized OEMs. During 2011, the Company signed supply agreements with two medium sized OEMs, as well as entered into global supply agreements with two large OEMs. Also during 2011, the Company shifted its industrial sale focus onto working with a large multi-billion dollar US distributor, with which we entered into a supply agreement, and are currently working with developing new products that utilize E-Save Technology®. For the year ended December 31, 2011, industrial and other sales were approximately 28% of total revenues, and escalator and elevator sales were approximately 72% of total revenues. For the year ended December 31, 2010, industrial and other sales were approximately 27% of total revenues, and escalator and elevator sales were approximately 73% of total revenues.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2011 were approximately $380,000, compared to approximately $430,000 for the year ended December 31, 2010, a decrease of $50,000, or 12%.  This decrease is mainly attributable to an overall decrease in sales of 22%, as described above.  As a percentage of sales, total cost of revenues increased to approximately 84% for the year ended December 31, 2011, compared to approximately 75% for the year ended December 31, 2010.  This increase is mainly attributable to an inventory obsolescence charge of approximately $45,000 and the $45,000 in abnormally large warranty costs. The large warranty costs were caused by a faulty batch of our first generation digital controllers. We have since replaced all such units with our second-generation digital controllers at no additional cost to our customers, and we are no longer selling our first generation digital controllers.

The inventory obsolescence charge is related to the Company’s switch from its 1st generation to its 2nd generation digital products, for products ranging from 22 to 80 amps. These are the Company’s highest volume products. As of December 31, 2011 all of our customers were accepting shipments of the 2nd generation products. The Company expects the cost savings associated with the switch to its 2nd generation product to have a significant impact on the average per unit cost of the 22 to 80 amp units in 2012.

GROSS PROFIT

Gross profit for the year ended December 31, 2011 was approximately $71,000, compared to approximately $147,000 for the year ended December 31, 2010, resulting in a decrease of $76,000 or 52%. This decrease is mainly attributable to decreases in sales in both the elevator and escalator and the industrial markets as well as the inventory obsolescence charges and large warranty costs during the year ended December 31, 2011, as described above. As a percentage of revenue, gross profit decreased to approximately 16% for the year ended December 31, 2011, compared to approximately 26% for the year ended December 31, 2010.

OPERATING EXPENSES

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,379,000 for the year ended December 31, 2011, compared to approximately $2,517,000 for the year ended December 31, 2010, a decrease of $138,000 or 5%. The decrease in selling, general and administrative expenses compared to the prior year was primarily due to a decrease in stockholder relations expenses of $101,000, payroll and payroll related expenses of $79,000, rent expenses of $51,000, legal and professional fees of $45,000, and a decrease in insurance expenses of $20,000. These decreases were partially offset by increases in consulting expenses of $85,000, travel expenses of $60,000, and samples and trial unit expenses of $17,000.

Research and Development Expenses

Research and development expenses were $1,111,000 for the year ended December 31, 2011, compared to approximately $723,000 for the year ended December 31, 2010, an increase of $388,000 or 54%. This increase is mainly attributable to an increase in the Company’s product development and certification costs related to the Company’s digital controller for both its single-phase and three-phase products of $81,000, consulting fees of $74,000, rent of $70,000, travel expenses of $65,000, payroll and related payroll expense of $43,000, and tools and supplies of $22,000.

Change in Fair Value of Warrant Liability

Warrants issued in connection with a private offering of the Company’s common stock completed on July 8, 2005 and August 31, 2005 were accounted for as liabilities in accordance with ASC 820-10, Fair Value Measurements and Disclosures, based on an analysis of the terms and conditions of the warrant agreements.

The $828,827 decrease in the fair value of these warrants during year ended December 31, 2010, were reflected as non-operating gains in the Statement of Operations for the year ended December 31, 2010. The warrants were valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share. All of these liability warrants had expired as of December 31, 2010.

Financial Condition, Liquidity, and Capital Resources

The Company has suffered recurring losses from operations, and experienced a deficiency of cash of approximately $3,102,000 and $2,690,000 from operations for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and December 31, 2010, we had net losses of $3,610,078 and $3,275,960, respectively, and expect significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses. The Company had a working capital deficit (current assets less current liabilities) of approximately $1,073,000 at December 31, 2011 and has an immediate need for capital. In our Auditors’ Report on our December 31, 2011 financial statements included in this report, our auditors have stated that these factors raise substantial doubt about our ability to continue as a “going concern”. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue in existence.

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

Since inception, the Company has financed its operations primarily through the sale of its securities and short-term debt. In 2009, the Company received a total of approximately $1,210,000 in gross proceeds from a private placement of its Series C and Series C-1 preferred stock and warrants to purchase common stock. In 2010, the Company received a total of approximately $5,395,000 in gross proceeds from private placements of its Series D, Secured Notes (which was subsequently paid off or rolled into its Series D preferred stock offering) and Series C-1 preferred stock and warrants to purchase common stock. In 2011, the Company received a total of $1,000,000 from the issuance of short-term debt and 2,777,780 warrants to purchase common stock with exercise prices of $0.09 per share, and 222,222 warrants issued to an investment banker with an exercise price of $0.09 per share. In January 2012, the Company received a total of $3,050,000 in gross proceeds from the private placement of its Series D preferred stock, for $2,500,000 in cash and the exchange of $550,000 of short-term debt.

Net cash used for operating activities for the year ended December 31, 2011 was $3,102,307 which primarily consisted of: a net loss of $3,610,078; less depreciation and amortization of $36,860, cost of goods sold depreciation of $8,044, loss on the disposition of fixed assets of $1,653, warrants and options issued in connection with services from vendors, and to employees and consultants of $189,503, noncash interest expense related to debt discount and debt issue cost of $71,299, and inventory obsolescence of $44,633, decreases in accounts receivable of $75,806, and prepaid expenses of $2,045, and increases in inventory of $51,281 and deposits of $54,333. In addition, these amounts were partially offset by increases in accounts payable and accrued expenses of $108,481, deferred tax liability of $54,892, and deferred rent of $20,169.

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

Net cash used in investing activities for fiscal year 2011 was $88,247, compared to $76,486 in fiscal year 2010.  The amount for 2011 consisted of the purchase of fixed assets of $83,606, costs related to patent applications of $13,141, and proceeds from the sale of fixed assets of $8,500. The amount for 2010 consisted of the purchase of fixed assets of $19,178, costs related to patent applications of $58,108, and proceeds from the sale of fixed assets of $800.

Net cash provided by financing activities for fiscal year 2011 was $1,000,000, which entirely consisted of proceeds from the issuance of notes payable. Net cash provided by financing activities for fiscal year 2010 was $5,086,291, which consisted of proceeds from the issuance of equity securities of $4,667,750, proceeds from the issuance of notes payable of $868,541, partially offset by the repayment of notes payable of $450,000.

The Company expects to increase its operating expenses, particularly in research and development and selling, general and administrative expenses, for the foreseeable future in order to execute its business strategy. As a result, the Company anticipates that operating expenses will constitute a material use of any cash resources.

Cash Requirements and Need for Additional Funds

The Company anticipates a substantial need for cash to fund its working capital requirements. The opinion of management is that approximately $3 – 3.6 million will be required to cover operating expenses, including, but not limited to, marketing, sales, research and operations during the next twelve months. If the Company is unable to obtain funding on reasonable terms or finance its needs through current operations, the Company will be forced to restructure, file for bankruptcy or cease operations.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The Company reviews inventory for impairments to net realizable value whenever circumstances arise. Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete. The Company recorded an inventory obsolescence charge of $44,633 and $0 for the years ended December 31, 2011 and 2010, respectively, associated with its switch from its 1st generation digital three-phase products to its 2nd generation three-phase digital products, ranging from 22 to 80 amps. Management has determined a reserve for inventory obsolescence is not necessary at December 31, 2011 and 2010.

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

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Returns and other sales adjustments (warranty accruals, discounts and shipping credits) are provided for in the same period the related sales are recorded. The Company does not have any post shipment obligations or customer acceptance provisions, but it does provide its customers a limited right of return for defective products under its two year warranty. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. The Company accounts for sales returns as a component of its estimated warranty accrual, discounts as a reduction in revenue, and shipping credits as a reduction in its cost of goods sold. The Company does not grant price concessions to its OEMs, resellers or distributors.

Accounting for Stock Based Compensation

The Company accounts for employee stock options as compensation expense, in accordance with ASC 718. ASC 718 requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $190,000 and $267,000 in additional compensation expense during the years ended December 31, 2011 and 2010, respectively. Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

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

Accrued warranty expenses at December 31, 2010 and 2011 consist of the following:

Balance, January 1, 2010	$2,648
Additions	6,327
Deductions	(6,895)
Balance, December 31, 2010	2,080
Additions	48,070
Deductions	(44,800)
Balance, December 31, 2011	$5,350

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

Goodwill

On January 1, 2011, the Company adopted FASB ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The Guidance calls for reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test. As of December 31, 2011, the Company’s fair value exceeded its carrying value, which was positive; therefore, the Company was not required to perform Step 2.

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

The Company has no accumulated impairment losses on goodwill. The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit. Using the Company’s market capitalization (based on Level 1 inputs), management determined that the estimated fair market value substantially exceeded the company’s book value as of December 31, 2011 and December 31, 2010. Based on this, no impairment was recorded as of December 31, 2011 or December 31, 2010.

Advertising:

Advertising costs are expensed as incurred. Advertising expenses were $972 and $0 for the years ended December 31, 2011 and 2010, respectively.

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

(a) Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer (“CEO”), and Vice President of Finance (“VPF”), management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and VPF have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to the Company’s management, including its CEO and VPF, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting.

During the year ended December 31, 2011, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

(c) Management’s Report on Internal Control Over Financial Reporting

Our CEO and VPF are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and VPF and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, under the supervision and with the participation of our CEO and VPF, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and15d-15(f) as of the end of the period covered by this Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2011.

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

INFORMATION ABOUT THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

The following table lists the current executive officers and directors and, in the case of directors, their length of service on the board. Each director is elected to hold office for a term expiring at the first annual meeting of stockholders held following such director's election and until his successor has been elected and qualified, or until his prior resignation or removal. All of the Company's current directors were either appointed by the plurality of votes cast by the holders of our common stock present, or represented, at the 2010 Annual Meeting of the Stockholders in May 2010, or elected by the board in 2012.

Name	Age	Director Since	Position
Philip L.Meisel	82	2012	Chairman
Steven Z. Strasser	63	2002	Vice Chairman, Chief Executive Officer
Brian C. Chan	34	2012	Director, Vice President of Finance, and Secretary
Douglas M. Dunn	69	2006	Director
Kenneth Dickey	70	2009	Director, Consultant

Director Independence

Our audit committee is comprised of Dr. Dunn; and our compensation committee is comprised of Mr. Dickey, each of whom are independent directors.

Philip L. Meisel – Chairman of the Board. Mr. Meisel has had an extensive career as an executive in the chemical, manufacturing and financial industries. He served as the CEO, President and Director of CPS Chemical Co, Inc. for over 40 years. Mr. Meisel earned his Bachelor of Science degree from Union College in Schenectady, New York in 1947. Mr. Meisel has been retired since 1997.

Steven Strasser – Vice-Chairman and Chief Executive Officer. Prior to becoming the Company’s CEO in October 2004, Mr. Strasser was the Managing Director, founder and majority owner of Summit. Summit is a private equity firm focused on investments in companies with energy efficiency technologies. At Summit, Mr. Strasser spent four years, from 2001 through 2005, evaluating and investing in energy technology companies and serving on the boards of portfolio companies. Mr. Strasser has been a director since August 2002.

From 1984 through 2000, Mr. Strasser was the founder and CEO of Northwest Power Enterprises. Over its seventeen-year history, Northwest Power Enterprises and its predecessor companies were involved in multiple aspects of the energy development business.  Mr. Strasser received law degrees from McGill University, Montreal, Canada and the University of Washington, Seattle, Washington.

Brian C. Chan – Vice President of Finance and Accounting, Director, and Secretary. Before joining Power Efficiency Corporation in 2005, Mr. Chan was an accountant at Johnson Jacobson Wilcox, a Las Vegas CPA firm specializing in privately held construction and real estate companies. Prior to Johnson Jacobson Wilcox, Mr. Chan was a staff accountant at Kafoury, Armstrong and Company, a Las Vegas CPA firm that mainly serviced non-profit and governmental entities. Mr. Chan began his career with Smith, Lange and Phillips, a prominent San Francisco CPA firm, where he worked with a variety of small business and high net worth individuals.

Mr. Chan is a licensed CPA in California (inactive), and has a Bachelor of Arts in Business Economics with an emphasis in Accounting from U.C. Santa Barbara.

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

Our board of directors met eleven times in 2011.

We do not have a policy that requires directors to attend our annual meetings of stockholders.

Audit Committee

Douglas Dunn currently serves on our audit committee. Dr. Dunn is an independent director as required by Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A(3)(b)(1) of the Securities Exchange Act of 1934 and Section 121(A) of the New York Stock Exchange Constitution and Rules. Dr. Dunn, the current Chairman of our audit committee, qualifies as a financial expert. Our audit committee, among other things:

•	selects the independent auditors, considering independence and effectiveness;

•	receives the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence;

•	discusses the scope and results of the audit with the independent auditors and reviews with management and the independent auditors our interim and year-end operating results;

•	discusses with the independent accountant the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees);

•	considers the adequacy of our internal accounting controls and audit procedures;

•	reviews and approves all audit and non-audit services to be performed by the independent auditors; and

•	administers the whistleblower policy.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work.

Compensation Committee

Kenneth Dickey currently serves on our compensation committee. Mr. Dickey is an independent director as required by SEC Rules and as defined in Section 121(A) of the American Stock Exchange Constitution and Rules. Mr. Dickey serves as the Chairman of our compensation committee. Our compensation committee, among other things:

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

Summary Compensation Table

The following table summarizes compensation information for the last two fiscal years for (i) Mr. Steven Z. Strasser, our Principal Executive Officer, (ii) Brian Chan, our current Principle Financial Officer and (iii) John (BJ) Lackland, our former Principal Financial Officer, who were serving as executive officers at the end of the fiscal year and who we refer to collectively, as the Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Z. Strasser(1)	2011	$300,000	-	-	-	-	-	-	$300,00
Chairman and Chief	2010	$307,645	-	-	$640,000	-	-	-	$947,645
Executive Officer

Brian C. Chan	2011	$83,538	-	-	-	-	-	-	$83,538
Director and Vice	2010	$73,900	-	-	-	-	-	-	$73,900
President of Finance

John (BJ) Lackland (2)	2011	$125,000	-	-	-	-	-	-	$125,000
Director and Chief	2010	$201,077	-	-	$320,000	-	-	-	$521,077
Financial Officer*			-	-	-	-	-	-	-

* Mr. Lackland resigned from his position of CFO and from the Board of Directors on August 15, 2011.

Narrative Disclosure to Summary Compensation Table

During 2004, we hired the following officers: Steven Strasser, Chief Executive Officer, and John (BJ) Lackland, Chief Financial Officer. Effective June 1, 2010, the Company entered into employment agreements with the above officers. These two individuals comprise our current executive officers. The term of each agreement is five years. In the event of a defined change in control of the Company, each agreement will provide for accelerated vesting of stock options and a cash severance payment equal to 2.99 times the executive's then current salary and previous year's bonus. Mr. Lackland resigned on August 15, 2011, and his employment agreement was cancelled immediately. Also on August 15, 2011, the Company promoted Brian Chan to Vice President of Finance and Accounting, and became the Company’s Principal Financial Officer.

The following table sets forth the material financial terms of the agreements for each of our executives as of December 31, 2011:

Name	Salary	Bonus(1)	Common Stock Options(2)
Steven Strasser	$300,000	-	4,000,000

(1)	At the discretion of the disinterested members of the Board.

(2)	Vesting evenly and quarterly over five years.

Outstanding equity awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Strasser	277,778	2,500,002	-	$0.18	5/31/2015	-	-	-	-
	122,222	1,099,998	-	$0.18	5/31/2020	-	-	-	-
	2,039,771	-	-	$0.20	5/31/2015	-	-	-	-
	600,000	-	-	$0.65	11/28/2014	-	-	-	-

Brian Chan	150,000	-	-	$0.65	3/27/2015	-	-	-	-
	150,000	-	-	$0.20	5/22/2015	-	-	-	-

Stock Option Plan Narrative Disclosure

As of December 31, 2011, we had an aggregate of 19,336,812 shares of Common Stock available for issuance under our stock plans. The following is a description of our plans.

2000 Stock Option and Restricted Stock Plan, or the 2000 Plan

The 2000 Plan was adopted by our board of directors and our stockholders in 2000. On July 16, 2009, the 2000 Plan was amended and restated. As of December 31, 2011, no restricted shares of Common Stock have been issued, and 245,000 of the outstanding options to purchase shares of our Common Stock have been exercised pursuant to the 2000 Plan. There are 19,336,812 options outstanding under the 2000 Plan as of December 31, 2011.

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

Compensation of Directors Summary Table

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas M. Dunn	-	-	$18,000	-	-	-	$18,000
Kenneth Dickey	-	-	$18,000	-	-	-	$18,000
Marc Lehmann**	-	-	$15,000	-	-	-	$15,000
Herman Sarkowsky**	-	-	$15,000	-	-	-	$15,000
Raphael Diamond***	-	-	$20,000	-	-	-	$20,000
*	Aggregate fair value as of date of grant.
**	Messrs. Sarkowsky and Lehmann resigned from the Board of Directors on January 27, 2012.
***	Mr. Diamond resigned from the Board of Directors on December 22, 2011.

Narrative to Director Compensation

In March 2011, non-employee directors received options to purchase 100,000 shares of common stock per year for their board service, pro-rated for the quarters in the year they served. Employee directors do not receive compensation for serving on the board of directors. The Chairmen of the audit committee and the compensation committee received an additional 50,000 options per year, pro-rated for the quarters in the year he served. The remaining members of the audit committee and the compensation committee receive an additional 25,000, prorated for the quarters in the year they served. Depending on the anticipated workload and organization, the board of directors may elect to increase the compensation for committee members and/or all non-executive board members.

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

STOCK OWNERSHIP

The following table sets forth information as to our shares of common stock beneficially owned as of March 23, 2012 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

	Name of			Percent of
Title of Class	Beneficial Owner(1)	Shares Owned		Shares Owned(16)
Common Stock	Steven Strasser, CEO, Vice Chairman	27,184,420	(2)	33.07%
Common Stock	Philip Meisel, Chairman of the Board	270,350,000	(3)	80.39%
Common Stock	Douglas Dunn, Director	1,094,415	(4)	1.60%
Common Stock	Kenneth Dickey, Director	862,979	(5)	1.26%
Common Stock	Brian Chan, VP Finance, Director	300,000	(6)	Less than 1%
Common Stock	Summit Energy Ventures, LLC	6,803,901	(3)	10.07%
Common Stock	Marc Lehmann	5,830,556	(7)	7.99%
Common Stock	Herman Sarkowsky	31,753,007	(8)	33.79%
Common Stock	George Boyadjieff	3,697,661	(9)	5.361%
Common Stock	Ron Boyer	10,868,691	(10)	14.87%
Common Stock	Irwin Helford	9,722,557	(11)	12.90%
Common Stock	Byron LeBow	7,466,977	(12)	10.29%
Common Stock	Edward Sher	15,399,328	(13)	18.71%
Common Stock	Sidney Chan	20,555,556	(14)	23.33%
Common Stock	Marathon Hard Asset Fund L.P.	4,344,926	(15)	6.29%
Common Stock	All Executive Officers and Directors as a Group (5 persons)	299,791,814		84.93%

(1)        Information in this table regarding directors and executive officers is based on information provided by them. Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and executive officers has sole voting and/or investment power with respect to such shares. The address for each of the persons reported in the table is in care of Power Efficiency Corporation at 5744 Pacific Center Blvd., Suite 311, San Diego, CA 92121.

(2)        Includes 1,600,000 shares of Common Stock held directly, 12,500,000 shares of Common Stock subject to the conversion of 125,000 shares of Series D Preferred Stock, 250,000,000 shares of Common Stock subject to the conversion of 250 shares of Series E Preferred Stock, and 6,250,000 shares of Common Stock subject to warrants presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Meisel’s warrants expire on June 20, 2015.

(3)       Includes 6,803,901 shares of Common Stock held by Summit Energy Ventures, LLC, in which Steven Strasser is one of two members, 5,710,901 shares of Common Stock held directly, 2,010,000 shares of Common Stock subject to the conversion of 20,100 shares of Series B Preferred Stock, 812,500 shares of Common Stock subject to the conversion of 8,125 shares of Series C-1 Preferred Stock, 3,454,700 shares of Common Stock subject to the conversion of 34,547 shares of Series D Preferred Stock, and 8,392,418 shares of Common Stock subject to options and warrants which are presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Strasser was also granted an additional 1,730,434 shares of Common Stock subject to options which will become exercisable after 60 days of the date hereof. Mr. Strasser’s options and warrants expire on various dates from October, 2012 through August, 2020. The business address for Summit Energy Ventures, LLC is: 1 Hughes Center Drive, #1004-N, Las Vegas, NV 89169.

(4)       Includes 119,415 shares of Common Stock, 100,000 shares of Common Stock subject to the conversion of 1,000 shares of Series B Preferred Stock, and 875,000 shares of Common Stock subject to options and warrants presently exercisable or which will become exercisable within 60 days of the date hereof. Dr. Dunn’s options expire on various dates from May, 2016 through March, 2021.

(5)       Includes 112,979 shares of Common Stock, 125,000 shares of Common Stock subject to the conversion of 1,250 shares of Series C-1 Preferred Stock, and 625,000 shares of Common Stock subject to options and warrants presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Dickey’s options expire on various dates from February, 2012 through March, 2021.

(6)       Includes 300,000 shares of Common Stock subject to options presently exercisable. Mr. Chan’s options expire on various dates from March, 2015 through May 2015.

(7)       Includes 400,000 shares of Common Stock held directly, 3,125,000 shares of Common Stock subject to the conversion of 3,125 shares of Series D Preferred Stock, and 2,305,556 shares of Common Stock subject to options and warrants presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Lehmann’s options and warrants expire on various dates from June, 2015 through October, 2016. Mr. Lehmann’s business address is: Riverloft Capital, 300 W. 41st Street, Suite 201-A, Miami Beach, FL 33140.

(8)       Includes 5,319,700 shares of Common Stock held directly, 1,100,000 shares of Common Stock subject to the conversion of 11,000 shares of Series B Preferred Stock, 1,350,000 shares of Common Stock subject to the conversion of 1,350 shares of Series D Preferred Stock, 20,000,000 shares of Common Stock subject to the conversion of 20 shares of Series E Preferred Stock, and 3,983,307 shares of Common Stock subject to options presently exercisable or which will become exercisable within 60 days of the date hereof. Mr. Sarkowsky’s options expire on various dates from October, 2012 through August, 2020. Mr. Sarkowsky’s business address is: 1201 3rd Avenue, Suite 5450, Seattle, WA 98101.

(9)       Includes 2,247,661 shares of Common Stock held directly, 400,000 shares of Common Stock subject to the conversion of 4,000 shares of Series B Preferred Stock, and 1,050,000 shares of Common Stock subject to options and warrants presently exercisable. Mr. Boyadjieff’s options and warrants expire on various dates from October, 2012 through February, 2020. Mr. Boyadjieff’s business address is: 18772 Colony Circle, Villa Park, CA 92861.

(10)     Includes 5,332,458 shares of Common Stock held directly, 3,000,000 shares of Common Stock subject to the conversion of 30,000 shares of Series B Preferred Stock and 2,536,233 shares of Common Stock subject to warrants presently exercisable. Mr. Boyer’s warrants expire on various dates from October, 2012, through May, 2015. Mr. Boyer’s business address is: 6129 SW Sheridan St., Portland, OR 97225.

(11)     Includes 1,890,125 shares of Common Stock held directly, 200,000 shares of Common Stock subject to the conversion of 2,000 shares of Series B Preferred Stock, 625,000 shares of common stock subject to the conversion of 6,250 shares of Series C-1 Preferred Stock, 675,000 shares of Common Stock subject to the conversion of 6,750 shares of Series D Preferred Stock, 5,000,000 shares of Common Stock subject to the conversion of 5 shares of Series E Preferred Stock, and 1,332,432 shares of Common Stock subject to warrants presently exercisable. Mr. Helford’s warrants expire on various dates from October, 2012 through October, 2016. Mr. Helford’s business address is: 1 Hughes Center Drive, #1804, Las Vegas, NV 89169

(12)     Includes 2,455,744 shares of Common Stock held directly, 800,000 shares of Common Stock subject to the conversion of 8,000 shares of Series B Preferred Stock, 375,000 shares of common stock subject to the conversion of 3,750 shares of Series C-1 Preferred Stock, 1,350,000 shares of Common Stock subject to the conversion of 13,500 shares of Series D Preferred Stock, and 2,486,233 shares of Common Stock subject to warrants presently exercisable. Mr. LeBow’s warrants expire on various dates from March, 2012 through May, 2015. Mr. LeBoy’s business is: 1 Hughes Center Drive #1104-N, Las Vegas, NV 89169.

(13)     Includes 609,593 shares of Common Stock held directly, 200,000 shares of Common Stock subject to the conversion of 2,000 shares of Series B Preferred Stock, 312,500 shares of common stock subject to the conversion of 3,125 shares of Series C-1 Preferred Stock, 1,350,000 shares of Common Stock subject to the conversion of 13,500 shares of Series D Preferred Stock, 10,000,000 shares of Common Stock subject to the conversion of 10 shares of Series E Preferred Stock, and 2,589,735 shares of Common Stock subject to warrants presently exercisable. Mr. Sher’s warrants expire on various dates from December, 2012 through October 2016. Mr. Sher’s business is: 3111 Bel Air Dr. #21A, Las Vegas, NV 89109.

(14)     Includes 20,000,000 shares of Common Stock subject to the conversion of 20 shares of Series E Preferred Stock, and 555,556 shares of Common Stock subject to warrants presently exercisable. Mr. Chan’s warrants expire on October 2016. Mr. Chan’s business is: 9 Avenida De Magnolia, Rancho Palos Verdes, CA 90275.

(15)     Includes 2,844,926 shares of Common Stock, 1,000,000 shares of Common Stock subject to the conversion of 10,000 shares of Series B Preferred Stock, and 500,000 shares of Common Stock subject to warrants presently exercisable. Marathon Hard Asset Fund L.P.’s warrants expire on various dates from November, 2012 through December, 2012. The business address for Marathon Hard Asset Fund L.P. is: One Ferry Building, Suite 255, San Francisco, CA 94111.

(16)     The percentage for Common Stock includes all shares of Common Stock subject to options and warrants exercisable within 60 days of the date hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Relationship with Steven Strasser and Summit

Mr. Strasser, our CEO, owns 99.5% of Summit. As of March 29, 2012, Summit owned 6,803,901 shares of our common stock. In addition, Mr. Strasser owns beneficially 27,184,420 shares of common stock (including those shares beneficially owned by Summit) issued or issuable on the exercise of options and warrants, the conversion of Series B Preferred Stock, the conversion of Series C-1 Preferred Stock, and the conversion of Series D Preferred Stock, exercisable within 60 days of March 18, 2012.

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

(1) Audit Fees.

The aggregate fees in fiscal years 2011 and 2010 for professional services rendered by the principal independent registered accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $85,637 and $95,784, respectively.

(2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2011 and 2010 for assurance and related services by the principal independent registered accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 14(1) above were $0 for both years.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2011 and 2010 for professional services rendered by the principal independent registered accountant for tax compliance, tax advice, and tax planning were $6,663 and $5,750, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2011 and 2010 for products and services provided by the principal independent registered accountant, other than the services reported in Items 14(1) through 14(3) above were $0 for both years.

(5) Audit Committee Approval

During fiscal year 2011 and 2010, the Audit Committee pre-approved all engagements and fees for services the principal independent registered accountant provided since it was formally formed.

PART IV

Item 15.	Exhibits.

(a)	Exhibits

EXHIBIT INDEX

Description of Document

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-SB filed on October 20, 2000.

3.2	Amendment to the Certificate of Incorporation of the Company dated June 5, 2002, incorporated by reference to Exhibit 3.1 to Company's Current Report on Form 8-K filed on June 18, 2002.

3.3	Amendment to the Certificate of Incorporation of the Company dated July 6, 2005, incorporated by reference to Exhibit 3.3 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.4	Amendment to the Certificate of Incorporation of the Company dated October 13, 2005, incorporated by reference to Exhibit 3.4 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

3.5	Amended and Restated By-laws of the Company dated March 23, 2004, incorporated by reference to Exhibit 3.1 to Company’s Quarterly Report on Form 10-QSB filed on May 14, 2004.

3.6	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of Power Efficiency Corporation, incorporated by reference to Exhibit 4.2 to Company's Current Report on Form 8-K filed on May 25, 2003.

3.7	Certificate of Certificate Eliminating Reference To A Series Of Shares Of Stock From the Certificate of Incorporation of the Company, dated October 22, 2007, incorporated by reference to Exhibit 3.7 to the Company’s Amendment No. 2 to Form S-1 filed on August 29, 2008.

3.8	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Registrant dated October 23, 2007, incorporated by reference to Exhibit 3.8 to the Company’s Amendment No. 2 to Form S-1 filed on August 29, 2008.

3.9	Certificate of Designation of the Company’s Series C Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 21, 2009.

3.10	Amendment to the Company’s Certificate of Incorporation, filed with the Delaware Secretary of State on May 26, 2010, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed on May 26, 2010

3.11	Certificate of Designation of the Company’s Series D Preferred Stock, filed with the Delaware Secretary of State, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed on June 24, 2010

4.1	Form of Placement Agent Warrant issued pursuant to Exhibit 10.45, incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K Filed on July 19, 2005

4.2	Form of Investor Warrant, incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on July 19, 2005

4.3	Specimen common stock certificate of the Company, incorporated by reference to Exhibit 4.5 to the Company’s Form SB-2/A Registration Statement filed December 8, 2005.

4.4	Agreement dated April 22, 2005, between the Company and Summit Energy Ventures, LLC, for the issuance of preferred stock and warrants, incorporated by reference to Exhibit 4.6 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

4.5	Agreement dated April 22, 2005, between the Company and Commerce Energy Group, Inc., for the issuance of preferred stock and warrants, incorporated by reference to Exhibit 4.7 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

4.6	Form of Equity Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 24, 2007

4.7	Form of Equity Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 8, 2007

4.8	Form of Warrant, issued to certain investors in the Company’s private placement of units on January 21, 2008, incorporated by reference to Exhibit 4.8 to the Company’s Amendment No. 2 to Form S-1 filed on August 29, 2008.

4.9	Form of Warrant, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 21, 2009.

4.10	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed on June 24, 2010

10.1	United States Patent #5,821,726, incorporated by reference to Exhibit 10(g) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.2	1994 Stock Option Plan, incorporated by reference to Exhibit 10(i) to Company's Annual Report on Form 10-SB filed on October 20, 2000.

10.3	Patent License Agreement (DN-858) with NASA, incorporated by reference to Exhibit 10.10 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.4	Patent License Agreement (DE-256) with NASA incorporated by reference to Exhibit 10.11 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.5	Settlement and Release Agreement with NASA incorporated by reference to Exhibit 10.12 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.6	Modification No. 1 to Patent License Agreement (DE-256) with NASA, incorporated by reference to Exhibit 10.13 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.7	Product Warranty, incorporated by reference to Exhibit 10.16 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.8	Test Report from Medsker Electric, Inc., incorporated by reference to Exhibit 10.17 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.9	Test Report from Oak Ridge National Laboratory, incorporated by reference to Exhibit 10.18 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.10	Test Report from Oregon State University - The Motor Systems Resource Facility, incorporated by reference to Exhibit 10.19 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.11	Test Report from Otis Elevator Co., incorporated by reference to Exhibit 10.20 to Company's Amended Annual Report on Form 10-SB/A filed on October 26 2001.

10.12	Certificate of Amendment of Warrant, incorporated by reference to Exhibit 10.4 to Company's Current Report on Form 8-K filed May 25, 2003.

10.13	Settlement Agreement and Mutual General Release with Stephen L. Shulman and Summit Energy Ventures, LLC dated October 3, 2003, incorporated by reference to Exhibit 10.5 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.14	Amendment to the Amended and Restated Stockholders' Agreement among Anthony Caputo, Nicholas Anderson, Philip Elkus, Stephen Shulamn, Performance Control, LLC, Summit Energy Ventures, LLC and Power Efficiency Corporation dated September 22, 2003, incorporated by reference to Exhibit 10.7 to Company's Quarterly Report on Form 10-QSB filed November 14, 2003.

10.15	Business Property Lease with Arens Investment Company dated November 1, 2003, incorporated by reference to Exhibit 10.36 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.16	Letter agreement with Pali Capital, Inc. dated February 25, 2004, incorporated by reference to Exhibit 10.40 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.17	Amended and Restated 2000 Stock Option and Restricted Stock Plan dated February 23, 2004, incorporated by reference to Exhibit 10.41 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.18	Amended and Restated 1994 Stock Option Plan, incorporated by reference to Exhibit 10.42 to Company's Annual Report on Form 10-KSB filed March 10, 2004.

10.19	Single Phase Licensing Agreement with Commerce Energy Group, incorporated by reference to Exhibit 10.1 to Company's Quarterly Report on Form 10-QSB filed November 15, 2004.

10.20	Business Property Lease Amendment involving Glenborough LLC and Northwest Power Management, Inc. dated February 7, 2005, incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.21	Settlement and Consulting Agreement with Keith Collin dated September 27, 2004, incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

10.22	Placement Agency Agreement dated as of June 1, 2005, between the Company and Joseph Stevens & Co., Inc., incorporated by reference to Exhibit 10.51 to the Company’s Form SB-2 Registration Statement filed October 25, 2005.

10.24	Consulting Agreement with George Boyadjieff, dated June 9, 2005, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-KSB filed on March 31, 2006

10.25	Consulting Agreement with Steven Blum dated February 21, 2006, incorporated by reference to Exhibit 10.55 to the Company’s Form 10-KSB filed on March 31, 2006

10.26	Consulting Agreement with CEO Cast, Inc, dated January 2, 2006, incorporated by reference to Exhibit 10.56 to the Company’s Form 10-KSB filed on March 31, 2006

10.27	Letter Agreement with USBX Advisory Services, LLC, dated January 6, 2006, incorporated by reference to Exhibit 10.57 to the Company’s Form 10-KSB filed on March 31, 2006

10.28	Employment Agreement with Steven Strasser dated June 1, 2005, incorporated by reference to Exhibit 8.1 to the Company’s Current Report of Form 8-K filed July 13, 2005.

10.29	Employment Agreement with John Lackland dated June 1, 2005, incorporated by reference to Exhibit 8.2 to the Company’s Current Report on Form 8-K filed on July 13, 2005.

10.30	Interim Financing Agreement with EMTUCK, LLC dated April 18, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.31	Promissory Note granted to EMTUCK, LLC dated April 19, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.32	Security Agreement with EMTUCK, LLC dated April 19, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.33	Form of EMTUCK Warrant, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.34	Promissory Note granted to EMTUCK, LLC dated May 19, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 26, 2006.

10.35	Form of Pali Note Extension Consent Letter dated October 23, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2006.

10.36	Form of Securities Purchase Agreement, dated November 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.37	Form of Note, dated November 30, 2006, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.38	Form of Debt Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.39	Form of Equity Warrant, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 5, 2006.

10.40	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2007.

10.41	Consulting Agreement amendment with George Boyadjieff, dated June 9, 2007, incorporated by reference to the Quarterly Report on Form 10-QSB filed on August 13, 2007.

10.42	Manufacturing Services Agreement, dated September 6, 2007 by and among the Company and Sanima-Sci Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2007.

10.43	Consulting Agreement amendment with George Boyadjieff, dated June 9, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007.

10.44	Manufacturing Services Agreement, dated September 6, 2007 by and among the Company and Sanima-Sci Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2007.

10.45	Securities Purchase Agreement, dated as of October 27, 2007 by and between the Company and certain Investors, incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 2 to Form S-1 filed on August 29, 2008.

10.46	Securities Purchase Agreement, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 21, 2009.

10.47	Form of Unsecured Promissory Note granted to Steven Strasser, dated March 30, 2010, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.

10.48	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on June 24, 2010.

10.49	Employment Agreement with Steven Strasser dated August 13, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010.

10.50	Employment Agreement with BJ Lackland dated August 13, 2010, dated August 13, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 16, 2010.

31.1	Certification of Steven Strasser pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

31.2	Certification of Brian Chan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; filed herewith

32.1	Certification of Steven Strasser pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

32.2	Certification of Brian Chan pursuant to Section 906 of the Sarbanes Oxley Act of 2002; filed herewith

99.1	Press Release, dated March 31, 2011, announcing year end 2010 results; filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

Dated: March 29, 2012	By:	/s/ STEVEN STRASSER
Steven Strasser, President and Chief
Executive Officer and Vice-Chairman of the
Board (principal executive officer)

Dated: March 29, 2012	By:	/s/ BRIAN CHAN
Brian Chan, Vice President of Finance and
Director (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 29, 2012	By:	/s/ Philip l meisel
Philip L Meisel, Chairman of the Board

Dated: March 29, 2012	By:	/s/ Douglas Dunn
Dr. Douglas Dunn, Director

Dated: March 29, 2012	By:	/s/ Kenneth Dickey
Kenneth Dickey, Director

POWER EFFICIENCY CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

POWER EFFICIENCY CORPORATION

DECEMBER 31, 2011 AND 2010

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Power Efficiency Corporation

Las Vegas, Nevada

We have audited the accompanying balance sheets of Power Efficiency Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Efficiency Corporation at December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has generated negative cash flows from operations, among other matters, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO USA, LLP

Las Vegas, Nevada

March 29, 2012

POWER EFFICIENCY CORPORATION
BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$377,053	$2,567,607
Accounts receivable, net of allowance of $8,047 in 2011 and $28,861 in 2010	30,260	106,066
Inventories	223,767	217,119
Prepaid expenses	26,061	22,550
Total Current Assets	657,141	2,913,342

PROPERTY AND EQUIPMENT, net	96,175	64,847

OTHER ASSETS:
Deposits	91,304	36,971
Patents, net	152,269	141,907
Goodwill	1,929,963	1,929,963
Total Other Assets	2,173,536	2,108,841

	$2,926,852	$5,087,030

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$572,738	$512,158
Accrued expenses	222,911	$175,010
Notes payable, net	934,257	-
Total Current Liabilities	1,729,906	687,168

LONG-TERM LIABILITIES:
Deferred rent	31,451	11,282
Deferred tax liability	504,405	449,513
Total Long-Term Liabilities	535,856	460,795

Total Liabilities	2,265,762	1,147,963

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
Series B, Series C-1 and Series D Convertible Preferred Stock, $0.001 par value 10,000,000 shares authorized, 479,002 shares issued and outstanding in 2011 and 500,877 shares issued and outstanding in 2010, liquidation preference of $13,255,032 in aggregate	479	501
Common stock, $0.001 par value, 350,000,000 shares authorized, 66,833,666 shares issued and oustanding in 2011 and 49,005,733 shares issued and oustanding in 2010	66,834	49,006
Additional paid-in capital	48,133,570	46,737,632
Accumulated deficit	(47,539,793)	(42,848,072)
Total Stockholders' Equity	661,090	3,939,067

	$2,926,852	$5,087,030

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

REVENUES	$450,360	$576,797

COST OF GOODS SOLD	379,589	429,947

GROSS PROFIT	70,771	146,850

COSTS AND EXPENSES:
Selling, general and administrative	2,378,777	2,516,934
Research and development	1,110,670	722,753
Depreciation and amortization	36,860	42,709
Total Costs and Expenses	3,526,307	3,282,396

LOSS FROM OPERATIONS	(3,455,536)	(3,135,546)

OTHER INCOME (EXPENSE):
Interest (expense) income	(99,650)	(919,295)
Change in fair value of warrant liability	-	828,827
Total Other Income (Expenses), Net	(99,650)	(90,468)

LOSS BEFORE PROVISION FOR TAXES	(3,555,186)	(3,226,014)

PROVISION FOR TAXES	(54,892)	(49,946)

NET LOSS	$(3,610,078)	$(3,275,960)

DIVIDENDS PAID OR PAYABLE ON SERIES B, SERIES C-1 AND SERIES D CONVERTIBLE PREFERRED STOCK	1,081,643	3,531,130

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,691,721)	$(6,807,090)

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND FULLY DILUTED	52,538,740	45,477,040

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2011 AND 2010

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2010	44,825,883	$44,826	170,250	$170	$36,797,628	$(36,040,982)	$801,642
Issuances of Series C-1 preferred stock, net of related expenses	-	-	4,375	4	116,586	-	116,590
Preferred stock dividends recognized on beneficial conversion features of Series C-1 preferred stock issuances	-	-	-	-	41,309	(41,309)	-
Warrants issued with Series C-1 preferred stock	-	-	-	-	58,410	-	58,410
Warrants issued with secured debt	-	-	-	-	818,542	-	818,542
Issuances of Series D preferred stock for cash, net of related expenses	-	-	326,252	327	3,437,085	-	3,437,412
Preferred stock dividends recognized on beneficial conversion features of Series D preferred stock issuances	-	-	-	-	2,602,369	(2,602,369)	-
Warrants issued with Series D preferred stock	-	-	-	-	1,655,597	-	1,655,597
Common stock issued to vendors	252,101	252	-	-	59,747	-	59,999
Common stock issued upon cashless exercise of options and warrants	42,000	42	-	-	(42)	-	-
Warrants and options issued to employees and consultants	-	-	-	-	266,835	-	266,835
Preferred stock dividends paid or payable in comon stock	3,885,749	3,886	-	-	883,566	(887,452)	-
Net loss	-	-	-	-	-	(3,275,960)	(3,275,960)
Balance, December 31, 2010	49,005,733	49,006	500,877	501	46,737,632	(42,848,072)	3,939,067
Conversion of Series D preferred stock into common stock	2,187,500	2,188	(21,875)	(22)	(2,166)	-	-
Investor warrants issued with secured debt	-	-	-	-	131,487	-	131,487
Fee warrants issued with secured debt	-	-	-	-	11,111	-	11,111
Warrants and options issued to employees and consultants	-	-	-	-	189,503	-	189,503
Preferred stock dividends paid or payable in comon stock	15,640,433	15,640	-	-	1,066,003	(1,081,643)	-
Net loss	-	-	-	-	-	(3,610,078)	(3,610,078)
Balance, December 31, 2011	66,833,666	$66,834	479,002	$479	$48,133,570	$(47,539,793)	$661,090

See notes to financial statements.

POWER EFFICIENCY CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(3,610,078)	$(3,275,960)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	36,860	42,709
Cost of goods sold depreciation	8,044	-
(Gain) loss on disposition of fixed assets	1,653	(102)
Warrants and options issued in connection with services from vendors and to employees and consultants	189,503	326,834
Change in fair value of warrant liability	-	(828,827)
Noncash interest expense related to debt discount and debt issue cost	71,299	818,541
Inventory obsolescense	44,633	-
Changes in certain assets and liabilities:
Accounts receivable	75,806	(39,923)
Inventories	(51,281)	64,134
Prepaid expenses	2,045	13,887
Deposits	(54,333)	(10,057)
Accounts payable and accrued expenses	108,481	146,692
Deferred tax liability	54,892	49,946
Deferred rent	20,169	2,364
Net Cash Used in Operating Activities	(3,102,307)	(2,689,762)

INVESTING ACTIVITIES:
Costs related to patent applications	(13,141)	(58,108)
Purchase of property, equipment and other assets	(83,606)	(19,178)
Proceeds from the sale of property, equipment and other assets	8,500	800
Net Cash Used in Investing Activities	(88,247)	(76,486)

FINANCING ACTIVITIES:
Proceeds from issuance of equity securities, net of related costs	-	4,667,750
Proceeds from issuance of notes payable	1,000,000	868,541
Repayment of notes payable	-	(450,000)
Net Cash Provided by Financing Activities	1,000,000	5,086,291

INCREASE (DECREASE) IN CASH	(2,190,554)	2,320,043

CASH
Beginning of year	2,567,607	247,564

End of year	$377,053	$2,567,607

See notes to financial statements.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Power Efficiency’s wholly owned subsidiary Design Efficient Energy Services, LLC, a Delaware limited liability company, was formed to obtain energy grants and rebates for customers of the Company from state governmental bodies. Design Efficient Energy Services, LLC has been inactive since inception.

NOTE 2 - GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company experienced a $3,102,307 deficiency of cash from operations for the year ended December 30, 2011, and expects significant cash deficiencies from operations until the Company’s sales and gross profit grow to exceed its expenses. The Company had a working capital deficit (current assets less current liabilities) of approximately $1,073,000 at December 31, 2011 and has an immediate need for capital.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence. Continuation of the Company as a going concern is dependent upon achieving profitable operations or accessing sufficient operating capital. Management's plans to achieve profitability include developing new products such as hybrid motor starters and single-phase to three-phase converters, developing business in the Asian market, obtaining new customers and increasing sales to existing customers. Management is seeking to raise additional capital through equity issuance, debt financing or other types of financing (see Note 9 and Note 18). However, there are no assurances that sufficient capital will be raised. If we are unable to obtain it on reasonable terms, we would be forced to restructure, file for bankruptcy or significantly curtail operations.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Inventories:

Inventories are valued at the lower of cost or market using the first-in, first-out cost flow assumption. The Company reviews inventory for impairments to net realizable value whenever circumstances arise. Such circumstances may include, but are not limited to, the discontinuation of a product line or re-engineering certain components making certain parts obsolete. The Company recorded an inventory obsolescence charge of $44,633 for the year ended December 31, 2011, associated with its switch from its 1st generation to its 2nd generation three-phase digital products. Management has determined a reserve for inventory obsolescence was not necessary at December 31, 2011 or 2010.

As of December 31, inventories are comprised as follows:

	2011	2010
Raw materials	$218,394	$170,251
Finished Goods	5,372	46,868
Inventories	$223,767	$217,119

Accounts Receivable:

The Company carries its accounts receivable net of an allowance for doubtful accounts and returns. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company recorded an allowance for doubtful accounts of $8,047 and $28,861 as of December 31, 2011 and 2010, respectively.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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
DECEMBER 31, 2011 AND 2010

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

For the year ended December 31, 2011, convertible preferred stock of 47,900,200, on as converted to common basis, and warrants and options to purchase 61,684,478 shares of common stock ,at per share exercise prices ranging from $0.05 to $19.25, were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive. For the year ended December 31, 2010, convertible preferred stock of 51,241,873, on an as converted to common basis, and warrants and options to purchase 68,478,324 shares of common stock, at per share exercise prices ranging from $0.11 to $19.25, were not included in the computation of diluted loss per share because inclusion would have been anti-dilutive.

Accounting for Stock Based Compensation:

The Company accounts for employee stock options as compensation expense, in accordance with ASC 718. ASC 718 requires companies to expense the value of employee stock options and similar awards, and applies to all outstanding and vested stock-based awards.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $190,000 (included approximately $2,400 in warrant costs to consultants that is not a component of ASC 718) and $267,000 in additional compensation expense during the years ended December 31, 2011 and 2010, respectively. Such amounts are included in research and development expenses and selling, general and administrative expense on the statement of operations.

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

Accrued warranty expenses at December 31, 2010 and 2011 consist of the following:

Balance, January 1, 2010	$2,648
Additions	6,327
Deductions	(6,895)
Balance, December 31, 2010	2,080
Additions	48,070
Deductions	(44,800)
Balance, December 31, 2011	$5,350

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
DECEMBER 31, 2011 AND 2010

Goodwill:

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

On January 1, 2011, the Company adopted FASB ASU No. 2010-28, Intangibles (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The guidance calls for reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment test. As of December 31, 2011, the Company’s fair value exceeded its carrying value, which was positive; therefore, the Company was not required to perform Step 2. The Company’s impairment analysis is performed on December 31 each year, on the Company’s single reporting unit.

Advertising:

Advertising costs are expensed as incurred. Advertising expenses were $972 and $0 for the years ended December 31, 2011 and 2010, respectively.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

NOTE 4 - PREPAID EXPENSES:

As of December 31, prepaid expenses assets are comprised as follows:

	2011	2010
Prepaid insurance	$9,065	$6,793
Other prepaid expenses	16,996	15,757
Prepaid expenses	$26,061	$22,550

NOTE 5 - PROPERTY AND EQUIPMENT:

At December 31, property and equipment is comprised as follows:

	2011	2010
Machinery and equipment	$186,034	$169,151
Office furniture and equipment	4,180	20,113
	190,214	189,264
Less: Accumulated depreciation	94,039	124,417
Property and equipment, net	$96,175	$64,847

Depreciation for the years ended December 31, 2011 and 2010 amounted to $42,125 and $40,166, respectively.

NOTE 6 - GOODWILL:

The Company has no accumulated impairment losses on goodwill. Using the Company’s market capitalization (a Level 1 input), management determined that the estimated fair market value exceeded the company’s book value as of December 31, 2011 and December 31, 2010. Based on this, no impairment exists as of December 31, 2011 and December 31, 2010.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 7 - INTANGIBLE ASSETS:

Intangible assets subject to amortization consist of the following at December 31:

	2011	2010
Patents	$172,532	$159,391
Less: Accumulated amortization	20,263	17,484
Intangible Assets, Net	$152,269	$141,907

Amortization expense in 2011 and 2010 amounted to $2,779 and $2,543, respectively.

During 2011 and 2010, the Company capitalized approximately $13,000 and $58,000 in legal costs related to patent filings, respectively. The Company will begin amortizing these costs over the lives of the patents, once the patented technologies are used in the business.

Amortization expense expected in the succeeding five years for the Company’s existing patents is as follows:

2012	$2,779
2013	2,779
2014	2,779
2015	2,779
2016	2,779
Thereafter	138,374
Total	$152,269

NOTE 8 - CONCENTRATIONS OF CREDIT RISKS:

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and temporary cash investments and accounts receivable.

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2011 and 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 approximated $127,000.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Sales and accounts receivable currently are from a relatively small number of customers of the Company's products. The Company closely monitors extensions of credit.

Four customers accounted for approximately 72% of 2011 sales and 90% of accounts receivable at December 31, 2011. Kone accounted for 32% of 2011 sales and 35% of accounts receivable at December 31, 2011. Schindler accounted for 22% of 2011 sales and 3% of accounts receivable at December 31, 2011. IPEG accounted for 8% of 2011 sales and 34% of accounts receivable at December 31, 2011. Otis accounted for 10% of 2011 sales and 18% of accounts receivable at December 31, 2011.

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

International sales as a percentage of total revenues were 19% and 25% for each of the years ended December 31, 2011 and 2010, respectively.

NOTE 9 - NOTES PAYABLE:

On October 4, 2011, the Company entered into a financing transaction in which it issued an aggregate of $1,000,000 in senior secured bridge notes (collectively the “Bridge Notes”, individually a “Bridge Note”), before discount. The Bridge Notes bear interest of 10% per annum, payable upon maturity. The Bridge Notes mature on March 31, 2012, and have a first priority securing interest in all of the assets of the Company. The holders of the Bridge Notes have the right to convert the amounts due plus all accrued but unpaid interest under the Bridge Notes into any subsequent financing while such Bridge Note is outstanding, on the same terms as such new financing, at the sole discretion of the note holder. Upon the occurrence of an “Event of Default” (as defined in the Bridge Note) the holder could have, upon written notice to the Company, elected to declare the entire principal amount of the Bridge Note then outstanding together with accrued unpaid interest thereon due and payable. Upon receipt of such notice, the Company would have twenty business days to cure the Event of Default, and if uncured on the twenty first business day, all principal and interest would have become immediately due and payable. Many of the investors were either directors, affiliates or pre-existing stockholders of the Company.

The Company also issued 2,777,780 warrants (the “Bridge Warrants”) to purchase common stock of the Company to the holders of the Bridge Notes. The Bridge Warrants have a per share exercise price of $0.09 and expire on various dates through October 3, 2016. The common stock issuable upon exercise of the Bridge Warrants has piggyback registration rights, and can be included in the Company’s next registration statement. The Bridge Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Bridge Warrants is not then effective. A value of $131,487 was allocated to the Bridge Warrants based upon relative fair value, which was recorded as a debt discount, and is being amortized over the life of the Bridge Notes.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

In addition, the Company issued 222,222 warrants to purchase common stock of the Company to an investment bank in connection with the Bridge Notes. These warrants have a per share exercise price of $0.09, expire on October 3, 2016, and have a cashless exercise provision. The value of these warrants was $11,111, which was recorded as a component of prepaid expenses, and is being amortized over the life of the Bridge Notes.

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

The Company also issued 7,117,762 warrants (the “Debt Warrants”) to purchase common stock of the Company to the holders of the Secured Notes during 2010. The Debt Warrants have a per share exercise price of $0.23 and expire on various dates between May and June, 2015. The common stock issuable upon exercise of the Debt Warrants has piggyback registration rights, and can be included in the Company’s next registration statement. The Debt Warrants have a cashless exercise provision, but only if the registration statement on which the common stock issuable upon exercise of the Debt Warrants is not then effective. In addition, the investors of the Secured Notes that held warrants from prior investments with the Company had the exercise price of some or all of such warrants reduced to $0.23 per share. As a result, the Company reduced the prices on an aggregate of 9,993,593 warrants from per share exercise prices ranging from $0.24 to $0.60. A value of $818,542 was allocated to the Debt Warrants and the warrant price reduction based upon relative fair value, which was recorded as a debt discount, and was amortized over the life of the Secured Notes. The Secured Notes and related accrued interest were paid off in full or converted to Series D convertible preferred stock on June 21, 2010 (See Note 15), and all remaining debt discount was expensed as interest expense.

Of the aggregate $1,637,083 Secured Notes, Secured Notes consisting of $200,000 from Steven Strasser, the Company’s Chairman, Chief Executive Officer and the Company’s largest beneficial shareholder, replaced an existing unsecured promissory note of the Company.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 - PROVISION FOR TAXES:

The income tax provision is summarized as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Current
Federal	$-	$-
State	-	-
Total current	-	-

Deferred
Federal	52,760	48,308
State	2,132	1,638
Total deferred	54,892	49,946

Total tax expense	$54,892	$49,946

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Accrued expenses	$14,022	$10,145
Net operating losses	12,700,152	11,395,587
Stock based compensation	603,204	564,852
Tax credits	48,390	48,390

Total deferred tax assets	13,365,768	12,018,974

Deferred tax liabilities:
Goodwill	(504,405)	(449,513)
Fixed asset basis differences	(4,205)	(6,466)

Total deferred tax liabilities	(508,610)	(455,979)

Preliminary net deferred tax asset	12,857,158	11,562,995
Less: valuation allowance for deferred tax asset	(13,361,563)	(12,012,508)

Net deferred tax liability	$(504,405)	$(449,513)
F-16

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The valuation allowance increased by $1.3 million during 2011 and $1.1 million during 2010 primarily due to losses from current operations.

As of December 31, 2011 and 2010, the Company has available, on a federal tax basis, net operating loss carryforwards of approximately $35.8 million and $32.4 million, respectively. These net operating losses expire beginning 2020 through 2031.

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

A reconciliation of the statutory tax rates for the years ended December 31 is as follows:

	2011	2010
Statutory rate	(34)%	(34)%
State income taxes – all states	(1)%	(1)%
Non-deductible stock based compensation	1%	1%
Non-deductible interest	1%	10%
Change in fair value of warrant liability	-%	(9)%
Change in apportioned state income tax rate	(3)%	-%
Change in valuation allowance	38%	35%

Effective tax rate	2%	2%

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

In the event of a change in control, under IRS section 382, the utilization of our Federal net operating loss carryforwards would be limited.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 - WARRANTS:

Warrant activity during the years ended December 31, 2011 and 2010 follows:

	Warrants	Average Exercise Price
Warrants outstanding at January 1, 2010	31,387,469	0.43
Issued during 2010	24,487,362	0.20
Exercised during 2010	(6,489,747)	0.39
Warrants outstanding at December 31, 2010	49,385,084	$0.32
Issued during 2011	3,100,002	0.09
Canceled or Expired in 2011	(10,137,420)	0.36
Warrants outstanding at December 31, 2011	42,347,666	$0.29

During 2011, the Company issued the following warrants: 2,777,780 warrants to noteholders, in connection with the Company’s private offering of senior secured bridge notes (see Note 9), which were valued at approximately $131,487 and recorded as a component of equity, with a corresponding debt discount, and amortized to interest expense over the life of the notes; 222,222 warrants as consulting fees to investment bank, which were valued at approximately $11,111 and recorded as debt issue cost, and amortized to interest expense over the life of the notes, and 100,000 warrants as consulting fees to an R&D consultant, which were valued at approximately $2,400 and expensed in research and development expenses.

During 2010, the Company issued the following warrants: 16,531,350 warrants to investors, in connection with the Company’s private offerings of convertible preferred stock (see Note 16), which were valued at approximately $1,694,000 and recorded as a component of equity; 838,250 warrants as consulting fees to an investment bank, which were valued at approximately $119,000 and recorded as a component of equity; and 7,117,762 warrants to note holders, in connection with the Company’s secured debt offering (see Note 9), which were valued at approximately $819,000 and recorded as a component of equity, with a corresponding debt discount, and amortized to interest expense over the life of the notes.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

	Years ended December 31,
	2011	2010
Weighted average risk-free rate	0.90% - 1.08%	1.60% - 2.45%
Average contractual life in years	5	5
Expected dividends	None	None
Volatility	152%	148% - 208%

Warrant Liability:

On January 1, 2009, the Company adopted FASB ASC 815, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (Prior authoritative literature: FASB EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). The Company issued 5,696,591 warrants in connection with a private offering of its common stock on July 8, 2005 and August 31, 2005. The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issuance, amounted to $1,433,954 and were accounted for as a liability and valued in accordance with FASB ASC 815 (EITF 07-5) based on an evaluation of the terms and conditions related to the warrant agreements, which provide that the exercise price of these warrants shall be reduced if, through a subsequent financing, the Company issues common stock below the lowest per share purchase price of the offering. In adopting ASC 815 (EITF 07-5), the Company recorded a $1,052,099 cumulative adjustment to opening accumulated deficit and a reduction to paid-in capital of $1,433,954 on January 1, 2009. In each subsequent period, the Company adjusted the warrant liability to equal the fair value of the warrants at the balance sheet date. Changes in the fair value of warrants classified as a liability are recognized in earnings. The warrant liability was valued at $0 and $828,827 as of December 31, 2010 and December 31, 2009, respectively, resulting in non-cash gains of $828,827 for the year ended December 31, 2010 and non-cash losses of $514,089 for the year ended December 31, 2009, in our statement of operations. All of these warrants had expired as of December 31, 2010.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

The following reconciles the warrant liability for the years ended December 31, 2010:

Beginning balance, January 1, 2010	$828,827
Changes in fair value	(828,827)
Ending balance, December 31, 2010	$-

NOTE 12 - STOCK OPTION PLAN:

Stock Option Plan activity during the years ended December 31, 2011 and 2010 follows:

	Shares	Average Exercise Price	Aggregate Intrinsic Value*
Options outstanding and exercisable at January 1, 2010	17,474,896	$0.34	$-
Granted during 2010	10,850,000	0.19	-
Cancelled during 2010	(9,006,656)	0.27	-
Exercised during 2010**	(75,000)	0.11	6,000
Options outstanding and exercisable at December 31, 2010	19,243,240	$0.30	$-
Granted during 2011	5,900,000	0.09	-
Cancelled during 2011	(5,806,428)	0.19	-
Options outstanding and exercisable at December 31, 2011	19,336,812	$0.27	$-

* The aggregate intrinsic value represents the amount by which the market price of the Company’s common stock exceeds the average exercise price of outstanding options on a specific date, multiplied by the amount of outstanding options on that date. If the average exercise price on the specific date exceeds the market price of the Company’s common stock, the intrinsic value is $0.

** All options were exercised under an approved cashless exercise, which resulted in a net issuance of 42,000 shares of the Company’s common stock.

Weighted average remaining contractual life at December 31, 2011 and 2010 for all options is 5.82 and 6.51 years, respectively.

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the "2000 Plan"). On July 16, 2009, the 2000 Plan was amended and restated. The 2000 Plan, as restated and amended, provides for the granting of options to purchase up to 25,000,000 shares of common stock. 245,000 options have been exercised cashlessly, resulting in the issuance of 120,781 common shares, to date. There are 19,836,812 options outstanding under the 2000 Plan as of December 31, 2011.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

During 2011, the Company granted 5,900,000 stock options to directors and employees at exercise prices approximating fair market value of the stock on the date of each grant. Such issuances to directors and employees were valued at $591,000, utilizing the assumptions described below. Stock options issued to directors for the requisite one year term vested evenly per quarter during 2011. Stock options issued to employees vest evenly over five years from the date of issuance. Total stock options expensed during 2011, including stock options granted in prior years vested during the current year, totaled $189,503, of which $20,458 was expensed and included in research and development expenses, and $169,045 was expensed and included in selling, general and administrative expenses. The fair market value of stock options issued as of December 31, 2011 that has not been expensed is $4,785,756, and will be expensed over 2.85 years, the weighted average period over which it is expected to be recognized.

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

Share Based Compensation Payments:

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	Years ended December 31,
	2011	2010
Weighted average risk-free rate	0.96% - 2.07%	1.35% - 3.32%
Average expected life in years	6	6
Expected dividends	None	None
Volatility	149% - 157%	154% - 160%
Forfeiture rate	52%	46%
F-21

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases a facility which houses office space, manufacturing and warehousing space, and a research and development space in San Diego, California. The lease includes a base rent payment of $9,298 per month, plus annual increases equal to 3% of base rent. The term of the lease is 48 months.

The Company leases a facility which houses office space and warehousing space in Las Vegas, Nevada. The lease includes a base rent payment of $6,580 per month, plus an increase of 8% for year two. The term of the lease is 26 months.

In July 2011, the Company entered into a sublease agreement for its Las Vegas office facilities.  Under the sublease, the Company will receive rents of $8,098 per month.  The term of the sublease is for 16 months, expiring on November 30, 2012.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Minimum future rentals are as follows:

Year
2012	$174,921
2013	103,921
2014	103,921
2015	25,981
$408,744

Rent expense, including base rent and additional charges, for the years ended December 31, 2011 and 2010 was $229,538 and $210,720, respectively.

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

The Company filed and received three patents (No. 5,821,726, No. 7,768,221 B2, and 7,911,173 B2) on the Company’s technology, that expires in 2017, 2027 and 2028, respectively and that management believes will protect the Company's intellectual property position. The Company has also filed three utility patents for new inventions associated with the development of its digital products, which are all pending approval with the U.S. Patent and Trademark Office. The legal costs incurred in applying for these patents are capitalized and presented in the balance sheet.

Litigation:

The Company was involved in a lawsuit against a former director (the “Defendant”), who is now CEO of a company offering motor control products. The Company filed this action against the Defendant for misappropriation of trade secrets, false advertising, defamation/libel and other claims primarily arising from the Defendant’s use of the Company’s confidential and proprietary information in the development and marketing of motor control products. The Company sought a temporary restraining order, preliminary injunction, permanent injunction, damages, exemplary damages, attorneys’ fees and costs against the Defendant. The Company’s complaint was filed on August 6, 2009 in the U.S. District Court, District of Nevada. The Defendant agreed to the terms of the Company’s settlement offer on August 7, 2011, and the Company has volunteered to discontinue the lawsuit pursuant to the settlement agreement. This settlement agreement did not impact the Company’s financial statement for the years ended December 31, 2011 and 2010.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Employment Agreements:

On June 1, 2010, the Company entered into an employment and compensation agreement with Steven Strasser, the Company’s Chief Executive Officer. The agreement is for a term of five years, with a base salary for the first year of the agreement of $300,000 with bonuses at the discretion of the compensation committee of the board of directors. The agreement with this Chief Executive Officer also provides, among other things, for reimbursement of certain business expenses and for certain payments to be made to this Chief Executive Officer in the event of a change in control. This Chief Executive Officer also received 2,777,780 incentive stock options in June 2010, which vest over a five year period and have an exercise price of $0.20, and 1,222,220 non-qualified stock options which vest over a five year period and have an exercise price of $0.18 (see Note 11). The agreement also provides for certain non-competition and nondisclosure covenants. As of December 31, 2011, a total of 1,200,000 stock options are vested, and 2,800,000 stock options are unvested, and all remain outstanding. Of these stock options, 2,777,780 expire on August 31, 2015, and 1,222,220 expire on August 31, 2020.

On June 1, 2010, the Company entered into an employment and compensation agreement with John Lackland, the Company’s Chief Financial Officer. The agreement was for a term of five years, with a base salary for the first year of the agreement of $200,000 with bonuses at the discretion of the compensation committee of the board of directors. This Chief Financial Officer was also granted 2,000,000 incentive stock options in June 2010, which vested over a five year period and have an exercise price of $0.18 (see Note 11). On August 15, 2011, this Chief Financial Officer resigned from the Company and terminated this employment and compensation agreement. As of December 31, 2011, all 2,000,000 stock options have been cancelled.

NOTE 14 - RELATED PARTY TRANSACTIONS:

On October 4, 2011, the Company entered into a financing transaction in which it issued $1,000,000 in Bridge Notes (see Note 9). In this transaction, Marc Lehmann, a director of the Company as of that date, invested $200,000, and Herman Sarkowsky , a director of the Company as of that date, invested $200,000.

On June 21, 2010, the Company entered into a financing transaction in which it issued 313,752 units, each unit consisting of one share of the Company’s Series D Preferred Stock and 50 warrants to purchase the Company’s common stock for $5,020,000, which consisted of $3,601,200 in cash and $1,418,800 in cancellation of indebtedness. In this transaction, Steven Strasser, the Company’s CEO, purchased 34,547 units for $500,000 in cash and $52,000 in cancellation of indebtedness, and John Lackland, the Company’s former CFO, purchased 1,875 units for $30,000 in cancellation of indebtedness (see Note 16).

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year ended December 31, for:

	2011	2010

Interest	$10,000	$-
Income/franchise taxes	$21,271	$18,460

Non-cash investing and financing activities during the year ended December 31, for:

	2011	2010

Common stock issued upon conversion of Series D Preferred Stock	$2,188	$-
Warrants issued for debt issue cost related to Bridge Notes	$11,111	$-
Preferred stock dividends paid or payable in common stock	$1,081,643	$887,452
Common stock issued upon cashless exercise of options and warrants	$-	$42
Exchange of Secured Notes to Series D Preferred Stock	$-	$1,237,083
Exchange of accrued interest related to Secured Notes to Series D Preferred Stock	$-	$98,967
Exchange of accrued wages to Series D Preferred Stock	$-	$82,750
Preferred stock dividend recognized for beneficial conversion features of preferred stock issuances	$-	$2,643,678

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 16 - CONVERTIBLE PREFERRED STOCK:

On June 21, 2010, the Company issued and sold 313,752 units, each unit consisting of one share of the Company’s Series D convertible preferred stock, par value $.001 per share, and 50 warrants to purchase shares of the Company’s common stock at an exercise price of $0.19 per share. This resulted in the sale and issuance of an aggregate of 313,752 shares of Series D preferred stock and warrants to purchase up to 15,687,600 shares of the Company’s common stock for $5,020,000, which consisted of $3,601,200 in cash and $1,418,800 in cancellation of indebtedness, which included $1,237,083 of the Secured Notes, $98,967 of accrued interest related to the Secured Notes, and $82,750 of accrued wages. The securities were issued pursuant to Regulation D of the Securities Act of 1933, as amended. Of the aggregate $5,020,000 invested, a value of $1,573,590 was allocated to the 15,687,600 Series D warrants and recorded as a component of paid-in capital. The conversion feature of the Series D preferred stock at the time of issuance was determined to be beneficial on June 21, 2010, the date of the transaction. The Company recorded additional preferred stock dividends of $2,514,856 related to the beneficial conversion feature. In this transaction, Steven Strasser, the Company’s CEO, purchased 34,547 units for $500,000 in cash and $52,750 in cancellation of indebtedness, and John Lackland, the Company’s former CFO, purchased 1,875 units for $30,000 in cancellation of indebtedness (see Note 14). In addition, the issuance of the Series D preferred stock also triggered an anti-dilution provision on a portion of the Company’s existing warrants that were classified as liabilities on June 21, 2010. This resulted in an increase in the fair value of these warrants of $3,858.

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
DECEMBER 31, 2011 AND 2010

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

Each share of Series C-1 Preferred Stock is convertible into 100 shares of the Company’s common stock, subject to adjustment under certain circumstances. The Series C-1 Preferred Stock is convertible at the option of the holder at any time. The Series C-1 Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $1.00 per share, such conversion to be effective on the trading day immediately following such ten day period. The Series C-1 Preferred Stock has a dividend equal to 8% of the aggregate $1,210,000 stated value of the Series C-1 Preferred Stock, payable annually in cash or stock, at the discretion of the Company’s board of directors. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series C-1 Stock are entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series C-1 Stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series C-1 Stock for each share of Series C-1 Stock held by them. The conversion of the Series C Preferred Stock into units sold in the offering of Series C-1 Preferred Stock and the conversion feature of the Series C-1 Preferred Stock at the time of issuance were determined to be beneficial conversion features on December 11, 2009, the date of the transaction. The Company recorded additional preferred stock dividends of approximately $590,000 related to the beneficial conversion feature.

On various dates from October 29, 2007 through January 21, 2008, the Company issued and sold 140,000 units, each unit consisting of one share of the Company’s Series B Preferred Stock, par value $.001 per share, and a warrant to purchase 50 shares of the Company’s common stock, resulting in the sale and issuance of an aggregate of 140,000 shares of Series B Preferred Stock and warrants to purchase, initially, up to 7,000,000 shares of the Company’s common stock, with exercise prices of $0.60 per share, in a private offering (the “Preferred Offering”) for $7,000,000 in cash and cancellation of indebtedness. Many of the purchasers of units were either officers, directors or pre-existing stockholders or noteholders of the Company.

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

On June 20, 2011, the Company declared as stock dividend of 4,091,100 shares of common stock, valued at $409,110, payable to all of the holders of its Series D Preferred Stock. The dividend was paid on June 20, 2011. As of December 31, 2011, the Company has $219,241 in dividends payable accrued for its Series D Preferred Stock, which is classified as additional paid-in-capital.

On December 11, 2011 the Company declared a stock dividend of 2,216,000 shares of common stock, valued at $110,800, payable to all of the holders of its Series C-1 Preferred Stock. The dividend was paid on December 23, 2011. As of December 31, 2011, the Company has $5,848 in dividends payable accrued for its Series C-1 Preferred Stock, which is classified as additional paid-in capital.

On November 1, 2011, the Company declared a stock dividend of 9,333,333 shares of common stock, valued at $560,000, payable to all of the holders of its Series B Preferred Stock. The dividend was paid on December 21, 2011. As of December 31, 2011, the Company has $93,333 in dividends payable accrued for its Series B Preferred Stock, which is classified as additional paid-in capital.

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

POWER EFFICIENCY CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Series B Preferred Stock Activity during the years ended December 31, 2011 and 2010 are as follows:

	Shares	Par Value
Series B Preferred Stock issued and outstanding at January 1, 2010	140,000	$140
Issued during 2010	-	-
Series B Preferred Stock issued and outstanding at December 31, 2010	140,000	140
Issued during 2011	-	-
Series B Preferred Stock issued and outstanding at December 31, 2011	140,000	$140

Series C-1 Preferred Stock Activity during the years ended December 31, 2011 and 2010 are as follows:

	Shares	Par Value
Series C-1 Preferred Stock issued and outstanding at January 1, 2010	30,250	$30
Issued during 2010	4,375	4
Series C-1 Preferred Stock issued and outstanding at December 31, 2010	34,625	34
Issued during 2011	-	-
Series C-1 Preferred Stock issued and outstanding at December 31, 2011	34,625	$34

Series D Preferred Stock Activity during the years ended December 31, 2011 and 2010 are as follows:

	Shares	Par Value
Series D Preferred Stock issued and outstanding at January 1, 2010	-	$-
Issued during 2010	326,252	326
Series D Preferred Stock issued and outstanding at December 31, 2010	326,252	326
Converted to common stock during 2011	(21,875)	(22)
Series D Preferred Stock issued and outstanding at December 31, 2011	304,377	$304

NOTE 17 - 401(K) RETIREMENT PLANS:

The Company maintains a 401(k) retirement plan (the 401(k) Plan). The 401(k) Plan is voluntary, and available to all employees who have been with the Company for at least six months. The Company may make discretionary contributions. The Company did not make any contributions in 2011 or 2010.

NOTE 18 – SUBSEQUENT EVENTS:

On January 27, 2012 and January 30, 2012, the Company consummated closings of a private placement offering for an aggregate of 305 shares of Series E Convertible Preferred Stock, par value of $0.001 per share, and received consideration of $2,500,000 in cash and $550,000 through the conversion of previously outstanding Bridge Notes. All of the investors in the Series E preferred stock are pre-existing stockholders and or noteholders of the Company. The remaining $450,000 of Bridge Notes will mature on March 31, 2012, including all accrued interest.

