Form 10-Q
period 2016-09-30
POWER EFFICIENCY CORP
filed 2018-01-22
CIK 1024075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-31805

POWER EFFICIENCY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	14-1673067
(State or other jurisdiction	( I.R.S. Employer
of incorporation or organization)	Identification No.)

2200 Northern Boulevard, Suite 102 Greenvale, NY 11548	30504
(Address of principal executive offices)	(zip code)

1 877 309 3357

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

As of September 30, 2016, there were there were 28,886,843 shares of common stock, $0.001 par value per share, issued and outstanding. As of January 17, 2018, there were 32,936,843 shares of common stock, $0.001 par value per share, issued and outstanding.

ITEM 1 –	FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015 (Audited)	1

	Statements of Operations (Unaudited) for the nine months and three months ended September 30, 2016 and September 30, 2015	2

	Statements of Cash Flows (Unaudited) for the nine months and three months ended September 30, 2016 and September 30, 2015	3

	Notes to Financial Statements (Unaudited)	4

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4 –	CONTROLS AND PROCEDURES	23

PART II –	OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS	24

ITEM 1A –	RISK FACTORS	24

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4 –	MINE SAFETY DISCLOSURE	25

ITEM 5 –	OTHER INFORMATION	25

ITEM 6 –	EXHIBITS	26

SIGNATURES		27

Exhibit 31.1	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)

Exhibit 31.2	Certification Pursuant to 17CFR240.13a-14(a) or 17CFR240.15d-14(a)

Exhibit 32.1	Certification Pursuant to 17CFR240.13a-14(b) or 17CFR240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

POWER EFFICIENCY CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$10,766	$115,384
Note receivable - Related party	-	10,000
Prepaid expenses	-	7,500
Current portion of deferred tax asset	408	408
Accrued interest receivable	-	69
Total Current Assets	11,174	133,361

Other Assets
Deferred project costs	-	50,538
Notes receivable - Related party	20,000	-
Accrued interest receivable	614	-
Deferred tax asset	5,176	5,479
Total Other Assets	25,790	56,017

Total Assets	$36,964	$189,378

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accrued expenses payable	$288,140	$286,489
Total Current Liabilities	288,140	286,489

Long Term Liabilities
Accrued dividends payable	4,903,900	4,129,600
Accrued officers' compensation payable	100,000	-

Total Liabilities	5,292,040	4,416,089

Commitments and Contingencies

Stockholders' (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized: issued and outstanding in 2016 and 2015 - Series B 133,000 shares, Series C-1 34,625 shares and Series D 304,377 shares	472	472
Common Stock, $0.001 par value, 350,000,000 shares authorized: 28,886,843 shares issued and outstanding at September 30, 2016 and 26,420,177 at December 31, 2015	28,887	26,420
Additional Paid-in Capital	51,502,604	51,454,919
Accumulated (Deficit)	(56,787,039)	(55,708,522)
Total Stockholders' (Deficit)	(5,255,076)	(4,226,711)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$36,964	$189,378

See notes to the consolidated financial statements.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

General and Administrative Expenses
Legal & professional fees	222,646	11,500	139,977	6500
Officers' compensation	100,000	-	75,000	-
Financing expense	7,500	-	-	-
Consulting fees - Related parties	13,100	43,000	-	43,000
Business travel expenses	14,525	1,705	2,262	1,705
Stock based compensation	13,152	28,683	480	6,432
Office Expense	6,985	2,519	4,238	2,519
Administrative consulting fees	25,000	30,089	19,500	17,128
Consulting fees - Projects	10,000	-	10,000	-
Project costs	73,000	-	73,000	-
Board services	1,000	-	1,000	-
Stock transfer agent expense	4,787	6,150	1,587	6,150
Franchise fees	458	-	-	-
Bank service fees	655	426	300	356
Storage rental fees	1,350	1,446	450	1,146
Total General and Administrative Expenses	494,158	125,518	327,794	84,936

(Loss) from Operations	(494,158)	(125,518)	(327,794)	(84,936)

Other Income	190,244	22	156	6

Net (Loss) Before Provision for Income Taxes	(303,914)	(125,496)	(327,638)	(84,930)

Provision for Income Taxes (Benefit)	(303)	(303)	(101)	(101)

Net (Loss)	$(304,217)	$(125,799)	$(327,739)	$(85,031)

Dividends accrued on Preferred Stock	774,300	774,300	258,100	258,100

Net (Loss) attributable to common shareholders	$(1,078,517)	$(900,099)	$(585,839)	$(343,131)

Basic and Fully Diluted (Loss) per Common Share	$(0.03593)	$(0.03214)	$(0.01898)	$(0.01225)

Weighted average common shares outstanding basic and fully diluted	30,018,191	28,008,924	30,860,191	28,008,924

See notes to the consolidated financial statements.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015

Operating Activities:
Net (loss)	$(304,217)	$(125,799)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock based compensation	13,152	28,683
Common Stock issued in connection with services rendered	37,000	-
Amortization of deferred taxes	303	303

Changes in operating assets and liabilities:
Prepaid expenses	7,500	(30,000)
Accrued interest receivable	(545)	-
Deferred project costs	50,538	(5,000)
Accrued expenses payable	101,651	200
Net cash (used in) operating activities	(94,618)	(131,613)

Investing Activities:
Advances - Note Receivable - Related party	(10,000)	-
Net cash (used in) investing activities	(10,000)	-

(Decrease in) cash and cash equivalents	(104,618)	(131,613)

Cash and cash equivalents at beginning period	115,384	309,047

Cash and cash equivalents at end of period	$10,766	$177,434

Supplemental disclosures
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 1- NATURE OF BUSINESS

Power Efficiency Corporation ("PEC" or the "Company" or “we”), a Delaware Corporation, was formed in July 1994. Until 2012, the Company was in the business of designing, developing, marketing and selling proprietary solid state electrical devices designed to reduce energy consumption in alternating current induction motors. During such period of operations, the Company had one principal and proprietary product called the three phase Motor Efficiency Controller, which was intended to be used in industrial and commercial applications, such as rock crushers, granulators, and escalators. Additionally, during the period up to early 2012, the Company had developed a digital single phase controller in preparation for working with Original Equipment Manufacturers to incorporate the technology into their equipment.

In the spring of 2012 the then management of the Company began winding down substantive operations and ceased all activities and sold or abandoned any remaining assets and operations by the end of 2012.

The Company was a publicly reporting company filing periodic reports with the Securities and Exchange Commission. On April 17, 2012, the Company filed a Form 15 with the SEC to cease being a reporting company. At the time of the filing in April 2012, the Company had less than 200 shareholders of record and little if, any assets.

Until current management gained control of the Company in July 2015, the Company had no operations, did not incur any material liabilities and issued no additional securities.

In July 2015, current members of management acquired a majority of the voting stock of the Company (through entities controlled by them) from the single majority shareholder and commenced its plan to restart the operations of the Company in new business lines. The change of control and management occurred on July 17, 2015, resulting in new management and a new Board of Directors. Management then commenced developing a new business plan and operations in the business of the promotion, acquisition and development of battery energy storage systems and related energy and power management services and businesses.

Since July 2015, management has been focused on developing its business plan, of developing battery energy storage projects and energy storage systems and also commenced developing relationships within the industry. The Company’s business plan is to originate, develop or own energy storage systems in North America and may utilize different ownership structures for its projects; in certain cases, owning the projects and obtaining financing; in other cases, developing joint ventures as majority or minority developers, or establishing projects to different levels of development before selling the projects.

NOTE 2- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Power Efficiency Corporation (“Company”) and its wholly owned subsidiary. In the opinion of management all adjustments have been made, which include normal recurring adjustments necessary to present fairly the consolidated financial statements. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of SEC Regulation S-X. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year ending December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report for the year ended December 31, 2015 on Form 10.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 2- BASIS OF PRESENTATION (continued)

The Company filed a Form 10 with the Securities and Exchange Commission on August 11, 2016 which became effective under the rules and regulations of the Securities and Exchange Commission on October 10, 2016. The filing on Form 10 was made by the Company on a voluntary basis pursuant to Section 12(g) of the Act. As of the date of effectiveness of the Form 10 and through the date of this filing, the Company is a shell company. Securities Act Rule 405 and Exchange Act Rule 12b-2 define a shell company as a company, other than an asset-backed issuer, with no or nominal operations; and either:

•	no or nominal assets;
•	assets consisting of cash and cash equivalents; or
•	assets consisting of any amount of cash and cash equivalents and nominal other assets.

On January 11, 2017, PEC filed an amendment to its Amended and Restated Certificate of Incorporation to effectuate a reverse stock split (“Reverse Split”) on a basis of each 15 shares of issued and outstanding shares of Common Stock representing 1 share of Common Stock. The Reverse Split became effective on January 17, 2017. Except as stated otherwise, all shares numbers stated in this Form 10-Q for all periods inclusive of December 31, 2015 reflect the post-split shares numbers of the 1 for 15 reverse stock split for its Common Stock, as well as the conversion ratios for any issued and outstanding preferred stock.

NOTE 3- GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. At September 30, 2016, the Company had a working capital deficiency of $276,966.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue in existence.

Continuation of the Company as a going concern is dependent upon achieving profitable operations or accessing sufficient operating capital. On July 17, 2015, the controlling interest of the Company was purchased by members of management in a private transaction with the holder of the majority of voting securities and new management commenced seeking and identifying and developing a line of business in the power energy management sector to generate revenue and achieve profitability. However, there are no assurances that profitability will be achieved or that sufficient capital will be raised to initiate such an operation and successfully implement the Company’s business plan. During the two years since management has taken control of the Company, management has been working to identify potential projects and sites on which to establish battery based or traditional generator systems. Although the Company does not presently have any battery or generator systems in operation, management believes that its business plan and approach will result in successful systems which will generate revenue for the Company.

The Company will be required to obtain capital (whether through equity or debt or combination thereof) in substantial amounts in order to satisfy its working capital needs and to develop projects as contemplated in its business plan and plan of operations. However, there are no assurances that sufficient capital will be raised. If unable to obtain sufficient capital on reasonable terms, the Company would be forced to restructure, file for bankruptcy or curtail or cease operations.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements includes the accounts of Power Efficiency Corporation and its wholly owned subsidiary, Hillsborough Battery I LLC. The subsidiary entity was established to serve as the legal entity for a battery system project to be located in Hillsborough, New Jersey. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Actual results could differ from those estimates and the differences could be material.

Cash and Cash Equivalents:

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Income Taxes:

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and from net operating loss carryovers. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016, there were no deferred taxes from net operating loss carryovers as it is believed that the Corporation will not benefit from any deferred tax benefits resulting from prior year net operating losses. The deferred tax asset of $5,584 at September 30, 2016 and $5,887 at December 31, 2015 is attributable to the future tax amortization of the organization costs.

Uncertain Tax Positions:

The Company has adopted FASB ASC 740-10-25, Accounting for Uncertainty in Income Taxes. The Company is required to recognize, measure, classify, and disclose in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax returns. Since tax matters are subject to some degree of uncertainty, there can be no assurance that the Company’s tax returns will not be challenged by the taxing authorities and that the Company will not be subject to additional tax, penalties, and interest as a result of such challenge. The Company’s 2012 and subsequent years remain open for tax examination.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Share Based Compensation:

The analysis and computation was performed based on our adoption of ASC 718-10-25, which requires the recognition of the fair value of stock-based compensation. For the nine months ended September 30. 2016 and 2015, we recognized $13,152 and $28,683, respectively, in share-based payments related to the issuance of stock options and $480 and $6,432 for the three months ended September 30, 2016 and 2015, respectively. We recognized no expense related to the issuance of warrants during the nine months or three months ended September 30, 2016 and 2015.

Advertising:

Advertising costs are expensed as incurred. There were no advertising expenses for the nine and three months ended September 30, 2016 and 2015, respectively.

Research and Development:

Research and development expenditures are charged to expense as incurred. There were no research and development expenses for the nine and three months ended September 30, 2016 and 2015, respectively.

Earnings Per Share:

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company. As of September 30, 2016, there were options outstanding for the purchase of 26,666 shares of Common Stock which could potentially dilute future earnings per share. No options were issued or exercised for the nine or three months ended September 30, 2016. All options which were outstanding as of September 30, 2016 had expired as of December 31, 2016.

At September 30, 2016 the Company had outstanding:

an aggregate of 472,002 shares of preferred stock issued and outstanding comprised of Classes B, C-1 and D preferred stock convertible into an aggregate of 3,146,679 shares of Common Stock; and 28,886,843 shares of Common Stock at September 30, 2016.

At December 31, 2015, the Company had 26,420,177 shares of Common Stock issued and outstanding.

Fair Value of Financial Instruments:

The Financial Accounting Standards Board’s ASC Topic 820, “Fair Value Measurements”, defines fair value, establishes a three-level valuation hierarchy for fair value measurements and enhances disclosure requirements.

The three levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued):

Level 3 – inputs to the valuation methodology are unobservable.

The Company’s financial instruments, classified as Level 1 within the fair value hierarchy, consist primarily of cash, deferred project costs, restricted deposits in money market accounts, a note receivable from affiliate and accrued dividends payable and expenses. The carrying amount of such financial instruments approximate their respective estimated fair value due to short term maturities and approximate market interest rates of these instruments. The Company’s accrued dividends payable approximate the fair value of such instruments based upon management’s best estimate of debt interest rates that would be available to the Company for financial arrangements at September 30, 2016 and December 31, 2015.

Revenue Recognition:

The Company had no revenue during the nine and three months ended September 30, 2016 and 2015. The Company’s business model provides that revenue will be derived from payments to the Company as its battery storage systems generate revenue from electric market participants for the sale of electricity into the market.

Recent Accounting Pronouncements:

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements of the Company.

NOTE 5- SHARE BASED COMPENSATION

As of September 30, 2016, there were options outstanding for the purchase of 26,666 shares of Common Stock, with exercise prices ranging from $0.75 to $9.75 per share, all of which were issued prior to 2012. All such previously issued options have expired. During the period from April 2012 to September 30, 2016, the Company did not issue any stock based options or other securities. There has been no active market for the Company's Common Stock during the latest two fiscal years or during the nine and three months ended September 30, 2016.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using historical pricing. The Company has elected to recognize compensation expense based on the criteria that the stock awards vest immediately on the issuance date. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.

In computing the impact, the fair value of each option is estimated on the date of grant based on the BlackScholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 5- SHARE BASED COMPENSATION (continued)

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying ASC 718 approximated $13,152 in additional compensation expense during the nine months ended September 30, 2016. Such amounts are included in expense on the statement of operations.

The Company adopted a new stock based compensation plan in July, 2016 which provided for a reserve of 5 million shares of Common Stock (See Note 9).

In December, 2015 the Company authorized the issuance of an aggregate of 1,651,266 shares of Common Stock to the following persons and entities for services (which shares were not issued until June, 2016):

MCG Enterprises, Inc.	792,300
Becker & Poliakoff LLP	792,300
Steven A. Caputo	66,666
Total:	1,651,266

MCG Enterprises is an entity controlled by the Company’s Chief Financial Officer. The issuance was for services provided to the Company, namely, making the chief financial officer available to the Company in lieu of any salary or other compensation.

Becker & Poliakoff LLP is the Company’s outside law firm, and one of its partners serves as Secretary of the Company.

Steven A. Caputo has provided legal services to the Company with respect to the Hillsborough, NJ battery project, and is the brother of R. Scott Caputo, the Chief Operating Officer and President.

In August 2016, the Company authorized the issuance of, and issued, an aggregate of an additional 2,400,000 shares of restricted stock in consideration of services to the following persons/entities:

Consultant – Energy Projects	666,667
Board services	66,667
Legal Services Law Firm - (Becker & Poliakoff LLP)	333,333
Chief Financial Officer services - (MCG Enterprises, Inc.)	333,333
General Advisory Services Consultant	1,000,000
Total:	2,400,000

In April, 2017, the Company issued an aggregate of 4,500,000 options to two of its officers and a consultant with exercise prices ranging between $0.10 and $0.11 per share. In January, 2017, the Company entered into a consulting agreement with a third party pursuant to which it agreed, subject to the conditions contained in the agreement, to issue warrants to purchase up to 4,000,000 warrants for shares of common stock with an exercise price of $0.01 per share. See Note 13, Subsequent Events.

NOTE 6- NET OPERATING LOSSES

As of September 30, 2016, the Company had net operating losses (“NOLs”) of approximately $40,000,000 limited to approximately $1,200,000 under the provisions of Section 382 of the Internal Revenue Code (see below). These amounts are available to be carried forward to offset future taxable income. The carry forwards begin to expire during the year ended December 31, 2020. The Company has provided a full 100% valuation allowance on the deferred tax assets at September 30, 2016 and December 31, 2015 to reduce such deferred income tax assets to zero as it is management’s belief that realization of such amounts does not meet the criteria required by generally accepted accounting principles.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 6- NET OPERATING LOSSES (continued)

Management will review the valuation allowance required periodically and make adjustments if warranted.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the utilization of net operating loss carry forwards is limited under the change in stock ownership rules of the Code. As a result, NOLs prior to the changes of control in 2012 and July 2015 are limited. The Company’s operating loss carry forwards are subject to these limitations. Future ownership changes could also further limit the utilization of any net operating loss carry forwards as of that date.

NOTE 7- DEFERRED PROJECT COSTS

The Company incurred deferred project costs aggregating the sum of $73,000 through September 30, 2016 related to two battery storage system projects. The costs incurred were for the due diligence fees including consultants and application fees for both zoning and utility and local governments approval of the projects. In light of the passage of time and subsequent events (See Note 8(d)) management has written off the project costs in the amount of $73,000 at September 30, 2016 since the two projects will not be consummated. As of December 31, 2015, deferred project costs were $50,538.

NOTE 8- COMMITMENTS AND CONTINGENCIES

(a) Management Agreement

During the period from 2012 until the change of management and control completed in July 2015, the Company had a consulting arrangement with Northcoast Management, which was engaged to provide management services to the Company, including provision of the services of its owner to serve as President of the Company during this tenure at the Company. During the period from late 2012 to July 2015, the Company was either winding down its operations or had ceased substantially all business activities other than maintaining its corporate existence. During the nine months ended September 31, 2015, the Company made payments of $16,774 to Northcoast Management. The agreement with Northcoast Management was terminated in September 2015.

(b) Employment Agreements

In October 2016, the Company entered into formal employment agreements with the President and Chief Operating Officer and the Chief Executive Officer. The agreements have a term commencing June 1, 2016 and ending May 31, 2019 (See Notes 13 (d) and (e) - Subsequent Events).

(c) Consulting/Employment Agreement

The Company entered into a consulting and employment agreement with Mr. Jeffrey Lines in August 2016. As originally contemplated in the agreement, Mr. Lines was retained on a consulting basis and had been serving as a consultant since July 2015. Under the terms of his arrangement with the Company, Mr. Lines was to continue to serve as a consultant until the Company has obtained capital of at least $2,000,000 to employ him on a full-time basis. Mr. Lines received total compensation of consulting fees of $14,580 during the year ended December 31, 2015 and $20,000 and $14,500 of fees during the nine and three month periods ended September 30, 2016. Mr. Lines also received 666,667 restricted shares of Common Stock under the 2016 Plan in August, 2016, the value of which ($10,000) is included in the compensation amounts for the nine and three months ended September 30, 2016 (See Note 9). As a consultant, Mr. Lines was not required to devote his full business time and efforts to the Company’s business. Under the original terms, assuming that Mr. Lines is employed on a full-time basis, he will be entitled to participate on the same terms as other employees in the Company’s health and other benefit plans. Additionally, the Company will pay him a base salary of $150,000 per year upon employment on a full-time basis. Under the agreement at the time he is employed on a full-time basis as an employee, Mr. Lines will serve as Vice President – Business Development. The term of employment will be one (1) year from the date employment on a full-time basis becomes effective. In December 2017, the Company and Mr. Lines amended the agreement (See Note 13(j) – Subsequent Events).

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 8- COMMITMENTS AND CONTINGENCIES (continued)

(c) Consulting/Employment Agreement (continued)

To date, the Company has been unable to obtain capital and therefore unable to employ Mr. Lines on a full time basis as originally contemplated at his expected base salary. In April 2017, the Board of Directors approved the issuance of options to purchase 1,500,000 shares to Mr. Lines to reflect Mr. Lines increased time spent on Company matters and his agreement to continue to make himself available to the Company on a consulting basis in lieu of obtaining full time employment elsewhere. The options have an exercise price of $0.10 per share, vested immediately and an exercise term of five years.

(d) Leases for Real Property

In connection with a proposed battery storage project contemplated to be developed in Hillsborough, New Jersey, in October 2015, the Company through its then newly formed wholly owned subsidiary Hillsborough Battery I LLC (a New Jersey limited liability company), entered into a real property lease (guaranteed by the Company) for a .5 acre parcel of land to be used as the location for a battery storage conversion system. Payments under the lease were contingent upon receipt of utility and municipal approvals and commencement of operations of the battery storage system. Local utility approval was received in February 2016 and at September 30, 2016 the Company was awaiting approval from the municipality for zoning and other local regulatory approvals.

The initial lease was five years with an option to extend for an additional five years. The monthly rent for the initial term was $3,000 to be increased by an additional $2,500 if a second battery unit was installed on the premises. A $50,000 deposit was to be required upon commencement of the commercial operation date of the battery system. The lease term never commenced as the Company was unable to obtain financing for the project, never obtained all necessary local approvals and ceased pursuing the project as a result of changes in the power market rates which made the economics for a 2 megawatt project unattractive from an economic viewpoint. In October 2017, the lease was terminated without further liability to the Company.

(e) Litigation

The Company was not party to any litigation during the nine and three months ended September 30, 2016 and 2015.

NOTE 9- RELATED PARTY TRANSACTIONS

(a) Notes receivable are from GDD Ventures, LLC, which is owned by the Company’s Chief Operating Officer and President who also is a director of the Company and during the period ended September 30, 2016 was a principal shareholder of the Company. The notes were $20,000 and $10,000 principal amount at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 there were two $10,000 principal notes due from GDD Ventures, LLC; the notes bear interest at 3% and 5% per annum. The due dates on the notes have been extended from October 28, 2016 to October 28, 2018.

(b) In addition, consulting fees aggregating $13,100 and $29,000 were paid to GDD Ventures LLC, during the nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, no fees were paid; the sum of $29,000 was paid during the three months ended September 30, 2015.

(c) The Company also paid consulting fees to Valeo Partners LLC, an entity owned by the Chief Executive Officer of the Company, who also serves as Chairman of the Board. These fees aggregated $14,000 during the nine and three months ended September 30, 2015. No fees were paid to Valeo Partners during the nine and three months ended September 30, 2016. At September 30, 2016, Valeo Partners LLC and GDD Ventures LLC were, together the majority shareholders of the Company.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 9- RELATED PARTY TRANSACTIONS (continued)

(d) In December, 2015 the Company authorized the issuance of an aggregate of 1,651,266 shares of Common Stock to the following persons and entities for services. The Company’s financial statements for the fiscal year ended December 31, 2015 reflect 1,584,600 shares of the total of 1,651,266 as being issued and outstanding during the year ended December 31, 2015:

MCG Enterprises, Inc.	792,300
Becker & Poliakoff LLP	792,300
Steven A. Caputo	66,666
Total:	1,651,266

MCG Enterprises Inc. is an entity controlled by the Company’s Chief Financial Officer. The issuance was for services provided to the Company, namely, making the chief financial officer available to the Company in lieu of any salary or other compensation.

Becker & Poliakoff LLP is the Company’s outside law firm, and one of its partners serves as Secretary of the Company.

Steven Caputo has provided legal services to the Company with respect to the Hillsborough, NJ battery project, and is the brother of the Chief Operating Officer and President.

(e) In August 2016, the Company authorized the issuance of, and issued, an aggregate of an additional 2,400,000 shares of restricted stock in consideration of services to the following persons/entities:

Consultant – Energy Projects	666,667
Board services	66,667
Legal Services Law Firm - (Becker & Poliakoff LLP)	333,333
Chief Financial Officer services - (MCG Enterprises, Inc.)	333,333
General Advisory Services Consultant	1,000,000
Total:	2,400,000

(f) The Company utilizes office space at the offices of an entity controlled by its Chief Executive Officer who is also a director of the Company. The space is provided at the cost of $450 per calendar quarter. At September 30, 2016, the amount of $450 was owed with respect to accrued rent. Rent expense was $1,350 and $450 for the nine and three months ended September 30, 2016. No sums were paid in the prior year periods. The space is made available on a month-to-month basis and is terminable at any time by either party.

(g) Professional fees on the Statement of Operations include legal fees to Becker & Poliakoff LLP aggregating $157,855 and $107,108 for the nine and three months ended September 30, 2016, respectively. A partner in the firm serves as Corporate Secretary to the Company. Included in accrued expenses payable is $165,252 due to the law firm.

Professional fees also include accounting fees to Raphael Goldberg Nikpour Cohen & Sullivan CPA’s, PLLC aggregating $39,353 and $7,430 for the nine and three months ended September 30, 2016, respectively. The Company’s Chief Financial Officer is a partner in the firm. Included in accrued expenses payable is $87,958 due to his firm.

NOTE 10- EQUITY INCENTIVE PLANS AND AWARDS

At September 30, 2016, there were options outstanding to purchase 26,666 shares of Common Stock with exercise prices of between $0.75 and $9.75 per share. The Company did not issue any options to acquire any of its securities in 2015 or during the nine and three months ended September 30, 2016 and 2015.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 10- EQUITY INCENTIVE PLANS AND AWARDS (continued)

In 2000, the Company adopted the 2000 Stock Option and Restricted Stock Plan (the “2000 Plan”). On July 16, 2009, the 2000 Plan was amended and restated. The 2000 Plan, as restated and amended, provided for the granting of options to purchase up to 25,000,000 shares of common stock. The 2000 Plan has expired.

The fair market value of stock options issued that has not been expensed was $8,775 and $351,000 to be expensed over .25 and 1.0 years as of September 30, 2016 and December 31, 2015, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015
Weighted average risk-free rate	1.07%	1.17%
Average expected life in years	0.25	1.00
Expected dividends	0	0
Volatility	152.20%	154.22%
Forfeiture rate	52%	52%

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black Scholes options pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be materially different from what we have recorded in the current period.

On July 20, 2016, the Board of Directors approved a new stock based compensation plan entitled the 2016 Omnibus Equity Incentive plan (this “2016 Plan”). The 2016 Plan was adopted by written consent by the holders of a majority of the shares of Common Stock (including holders of the Series B, C-1, D and E preferred stock entitled to vote and voting on an as converted basis) effective July 22, 2016.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 10- EQUITY INCENTIVE PLANS AND AWARDS (continued)

There are a total of 5,000,000 shares of common stock reserved for issuance in connection with awards under the 2016 Plan.

Under the 2016 Plan, options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other share-based awards and performance awards may be granted to eligible participants. Subject to the reservation of authority by the board of directors to administer the 2016 Plan and act as the committee thereunder, the 2016 Plan will be administered by a committee of (the “Committee”) established by the Board, which committee will have the authority to determine the terms and conditions of awards, and to interpret and administer the 2016 Plan.

The maximum number of shares of common stock that are available for awards under the 2016 Plan (subject to the adjustment provisions described in the plan for changes in capitalization), is 5,000,000 shares. If any shares of common stock subject to an award under the 2016 Plan, are forfeited, expire or are settled for cash (in whole or in part), the shares subject to the award may be used again for awards under the 2016 Plan to the extent of the forfeiture, expiration or cash settlement.

Options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, other share based awards and performance awards may be granted under the 2016 Plan. Options may be either “incentive stock options,” as defined in Section 422 of the Code, or nonstatutory stock options. Awards may be granted under the 2016 Plan to an employee, non-employee member of the board of directors, consultant or advisor who is a natural person and provides services to the Company or a subsidiary, except for incentive stock options which may be granted only to employees.

During the nine and three months ended September 30, 2016, the Company has granted a total of 733,333 restricted shares under the 2016 Plan and issued no other awards. As the 2016 Plan had not been adopted as of December 31,2015, no awards were outstanding under this plan as of such date. No awards were made under the 2016 Plan between October 1, 2016 and March 30, 2017.

NOTE 11- COMMON STOCK ISSUED

In June 2016, 66,666 shares of Common Stock with a value of $1,000 were issued by the Company to Steven A. Caputo, the brother of the Chief Operating Officer for legal services.

In August 2016, an aggregate of 2,400,000 shares of Common Stock with a value of $36,000 were issued by the Company as follows:

Consultant – Energy Projects	666,667
Board services	66,667
Legal Services Law Firm - (Becker & Poliakoff LLP)	333,333
Chief Financial Officer services - (MCG Enterprises, Inc.)	333,333
General Advisory Services Consultant	1,000,000
Total:	2,400,000

NOTE 12- PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share. With respect to the preferred stock, the Company designated: 140,000 shares as Series B Convertible Preferred Stock, of which 133,000 shares are issued and outstanding; 175,000 shares as Series C-1 Convertible Preferred Stock, of which 34,625 shares are issued and outstanding; 375,000 shares of Series D Convertible Preferred Stock, of which 304,377 are issued and outstanding. As a result of the Reverse Split (on a 1 for every 15 shares outstanding basis (See Note 13(a) – Subsequent Events) ) completed in January, 2017, all Series E Preferred Stock automatically was deemed converted into Common Stock and therefore all financial statements reflect the conversion.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 12- PREFERRED STOCK (continued)

At September 30, 2016 and December 31, 2015, the Company had:

			ACCRUED DIVIDENDS
		ISSUED AND	PAYABLE
	DESIGNATED	OUTSTANDING	SEPTEMBER 30,	DECEMBER 31,
	SHARES	SHARES	2016	2015

Series B	140,000	133,000	$2,527,000	$2,128,000
Series C-1	175,000	34,625	526,300	443,200
Series D	375,000	304,377	1,850,600	1,558,400
			$4,903,900	$4,129,600

The Company has not issued or created any shares or classes of preferred stock since 2012. No shares of any class of preferred stock were converted into Common Stock during the year ended December 31, 2015. No shares of preferred stock were issued during the nine or three months ended September 30, 2016 and 2015.

Each share of Series B Preferred Stock is convertible into 6.66 shares of the Company’s common stock, subject to adjustment under certain circumstances, based upon a stated value of $50.00 per share. There are 133,000 shares of Series B Preferred Stock issued and outstanding, convertible into 886,666 shares of Common Stock. The Series B Preferred Stock is convertible at the option of the holder at any time. The Series B Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $15.00 per share, such conversion to be effective on the trading day immediately following such ten day period. The Series B Preferred Stock has a dividend equal to 8% of the aggregate $7,000,000 stated value of the Series B Preferred Stock, payable annually in cash or stock, at the discretion of the Company’s board of directors. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series B Stock are entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series B Stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series B Stock for each share of Series B Stock held by them. With respect to the Series B Preferred Stock, the Company has accrued undeclared and unpaid dividends of $2,527,000 and $2,128,000 at September 30,2016 and December 31,2015, respectively. The dividend per calendar quarter is $133,000.

Each share of Series C-1 Preferred Stock is convertible into 6.66 shares of the Company’s common stock, subject to adjustment under certain circumstances, based upon a stated value of $40.00 per share. There are 34,625 shares of Series C-1 Preferred Stock issued and outstanding, convertible into 230,833 shares of Common Stock. The Series C-1 Preferred Stock is convertible at the option of the holder at any time. The Series C-1 Preferred Stock is also subject to mandatory conversion in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $15.00 per share, such conversion to be effective on the trading day immediately following such ten day period. The Series C-1 Preferred Stock has a dividend rate of 8% payable annually in cash or stock, at the discretion of the Company’s board of directors. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series C-1 Stock are entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series C-1 Stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series C-1 Stock for each share of Series C-1 Stock held by them. With respect to the Series C-1 Preferred Stock, the Company has accrued undeclared and unpaid dividends of $526,300 and $443,200 at September 30, 2016 and December 31, 2015, respectively. The dividend per calendar quarter is $27,700.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 12- PREFERRED STOCK (continued)

The Series D preferred stock has an annual dividend equal to 8% of the aggregate $5,220,000 stated value of the preferred stock ($16.00 per share), payable annually in cash or stock, at the discretion of the Company’s board of directors. There are 304,377 shares of Series D Preferred Stock issued and outstanding, convertible into 2,029,180 shares of Common Stock. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment is made to the holders of any stock of the Company, the holders of Series D preferred stock are entitled to be paid out of the assets of the Company, proportionally with any other series of preferred stock, an amount per share of Series D preferred stock equal to the stated value (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares), plus all accrued but unpaid dividends (whether declared or not) on such shares of Series D preferred stock for each share of Series D preferred stock held by them.

The conversion price for the Series D preferred stock is $0.16 per share, and the Series D preferred stock is subject to mandatory conversion of 100 common shares per 1 Series D preferred share, in the event the average closing price of the Company’s common stock for any ten day period equals or exceeds $7.50 per share and the average daily trading volume is at least 50,000 shares of common stock per day during such ten-day period, such conversion to be effective on the trading day immediately following such ten day period. Series D preferred stock shall vote with the shares of Common Stock on an as converted basis from time to time, and not as a separate class, at any duly called annual or special meeting of stockholders of the Company. The holders of our Series D preferred stock have no pre-emptive rights, and the Company cannot amend the Series D preferred stock’s Certificate of Designation without first obtaining the approval of 75% of the holders of the outstanding Series D preferred stock. With respect to the Series D Preferred Stock, the Company has accrued undeclared and unpaid dividends of $1,850,600 and $1,558,400 at September 30,2016 and December 31,2015, respectively. The dividend per calendar quarter is $97,400.

On January 27, 2012 and January 30, 2012, the Company consummated closings of a private placement offering for an aggregate of 305 shares of Series E Convertible Preferred Stock, par value of $0.001 per share. The Series E Preferred Stock carried no dividend, and each share of Series E Preferred Stock was convertible into 66,667 shares of Common Stock and also had voting rights on the same basis. As a result of the Reverse Stock Split consummated in January 2017, all shares of Series E Preferred Stock have been deemed converted into shares of Common Stock (an aggregate of 20,333,333 shares).

NOTE 13- SUBSEQUENT EVENTS

In preparing the accompanying financial statements, the Company has reviewed events that have occurred after September 30, 2016, through the date of issuance of the financial statements. No events, other than those described below, have occurred that require disclosure or adjustments.

(a) On January 11, 2017, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effectuate a reverse stock split (“Reverse Split”) on a basis of each 15 shares of issued and outstanding shares of Common Stock into 1 share. The immediate effect of the Reverse Split will be to reduce the number of issued and outstanding pre-split shares of Common Stock from 189,052,666 outstanding as of January 17, 2017 to approximately 12,603,511 shares (subject to rounding fractional shares down to the next whole share). The conversion ratios of each class of Preferred Stock have been adjusted to reflect the Reverse Split.

As a result of the Reverse Split, our remaining classes of Preferred Stock would be convertible into an aggregate of approximately 3,146,680 shares of Common Stock after the Reverse Split, as follows:

Class of Preferred Stock	Pre-Split Conversion	Post-Split Conversion
Series B	13,300,000	886,667
Series C-1	3,462,500	230,833

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 13- SUBSEQUENT EVENTS (continued)

Series D	30, 437,700	2,029,180
Total:		3,146,680

Our Class E Preferred Stock has been deemed automatically converted into Common Stock following the Reverse Split; the other classes remain outstanding. The conversion of the Series E Preferred Stock (305 shares with a conversion ratio of 666,667 shares each) resulted in the issuance of 20,333,333 shares of Common Stock. Giving effect solely to the conversion of the Series E Preferred Stock and no other classes or shares of Preferred Stock, PEC had approximately 32,936,844 shares of Common Stock issued and outstanding as of the date of the Reverse Split. The par value of the Common Stock (and all Preferred Stock) remains $0.001 per share and the number of shares of Common Stock authorized to be issued remain at the number authorized at the time the Reverse Split was effected, currently 350,000,000 shares.

(b) On July 30, 2016, the Company was selected through a bid auction process an award for two separate bids to supply up to 12 kilowatts of demand energy savings through the Consolidated Edison Brooklyn Queens Demand Energy Management Program (BQDM). Under this program, Consolidated Edison of New York is offering incentives for energy management. Consolidated Edison of New York, Inc., provides electric, gas and steam service to New York City and Westchester County and is regulated by the New York Public Service Commission (NYSPSC). Under the terms of its original agreement with Consolidated Edison, the Company was required to provide electric usage savings during certain hours for 2017 and 2018 in specified neighborhoods in Brooklyn and Queens, New York and will be required to incur the expense of purchasing and installing such generator systems or develop other systems in order to meet its requirements. The Company joined with an unaffiliated third party to enter into the agreements with Consolidated Edison and develop the projects and provide the funds necessary to obtain issuance of a letter of credit in the amount of $790,392 (each party contributed $395,196 (50%) for the letter of credit). The letter of credit was delivered in October 2016.

The Company was unable to identify sites to satisfy the BQDM program requirements for the summer of 2017. The original contract with Consolidated Edison required that PEC and its partner deliver 4 megawatts of energy savings in the summer of 2017 and an additional 8 megawatts of energy savings in 2018. The Company notified Consolidated Edison in February 2017 that it would be unable to satisfy the 2017 summer program requirements and Consolidated Edison called upon the letter of credit for program deficiencies in the amount of $393,800 and claimed the Company was liable for additional penalties for non-performance. Consolidated Edison later notified the Company that it was calling upon the remainder of the letter of credit and terminating the Company’s participation. The Company disputed Consolidated Edison’s’ rights to terminate and draw upon the remainder of the letter of credit and to assess further damages. In October 2017 the Company and its third partner project partner executed a settlement agreement with respect to the BQDM participation. Under the settlement, the parties released each other from all obligations and claims, except that the Company agreed to seek reimbursement or a credit from Consolidated Edison for the drawn upon letter of credit amounts and to split with the third party any such reimbursed amounts.

The Company does not believe that it will be able to meet the 2018 requirements, and will focus on 2019 and beyond for other energy management programs. The Company may be required to forego any remaining letter of credit proceeds with Consolidated Edison, and is evaluating its legal options to pursue collection of such amounts.

(c) During the years 2010 through the third quarter of calendar year 2012, the Company had a San Diego, California office presence. Due to its limited operations during the period the Company had a small number of California based employees and also utilized contractors and consultants during the period for marketing, research and finance functions. This California facility was closed during 2012. Subsequent to the closing of the California facility, during October 2013, the State of California Employment Development Department (EDD) scheduled then initiated and audit of payroll for the Company’s California operations. The period covered by the audit was the period beginning the fourth quarter of 20 I 0 through the third quarter of 2013. Since a new business occupied the premises and EDD was not successful in making contact with the Company they developed an audit liability of $195,762 (including penalties and interest) based upon estimated payroll, and have filed a lien; the Company had recorded a liability in that amount. In October 2016, the Company finalized an agreement with the State of California reducing the liability to a total of $6,074, payable at $337 per month over 18 months beginning November 18, 2016. Accordingly, the reversal of the accrued expenses resulted in the recognition of other income in the amount of $189,688.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 13- SUBSEQUENT EVENTS (continued)

(d) In October, 2016, the Company entered into a formal employment agreement with its Chief Executive Officer (Gary Weiss). Under the original terms of the agreement with the Company was to pay him a base salary of $150,000 per year. Under the agreement, Mr. Weiss serves as CEO. The term of employment is (3) years from the commencement date which was June 1, 2016. Under the terms of the agreement, Mr. Weiss and the Company recognized that the finances of the Company did not allow for payment of base salary at that time. Mr. Weiss agreed and acknowledged that from the commencement date (June 1, 2016) and until the first to occur of: (i) the date the Company obtains capital (whether debt or equity) in an amount of at least $2,000,000 of gross proceeds (in any single or series of financing events) which allows for the use by its terms, of the proceeds for payments of salaries to officers; or (ii) such time as the Company achieves Cash Flow Breakeven for two consecutive fiscal quarters, up to 100% of such Base Salary may be accrued as determined by the Board of Directors and thereafter shall be payable upon achievement of such events as set forth in clauses (i) and (ii) above, and provided further, in no event shall any accrued salary be paid later than ten (10) business days after the Company has obtained capital (whether debt or equity) of at least $5,000,000 of gross proceeds (in any single or series of financing events). Under the original terms, at such time Mr. Weiss would have been entitled to payment of up to $60,000 with respect to accrued but unpaid Base Salary [all remaining accrued salary, above the $60,000, would remain accrued]. The Company also agreed to pay for health and related benefits on terms similar to those provided to other executives. During the nine and three months ended September 30, 2016, Mr. Weiss did not receive any payments of base salary under the employment agreement. The Company accrued $50,000 of salary for the period from June 1, 2016 to September 30, 2016.

In April 2017 the Company agreed to issue to Mr. Weiss options to purchase 1,500,000 shares with an exercise price of $0.11 per share, with a term of five years in lieu of salary for the period June 1, 2016 to May 31, 2017 due to the inability of the Company to raise capital to pay this salary under the terms of the Agreement.

Mr. Weiss (through an entity controlled by him) received compensation in the amount of $20,235 during the year ended December 31, 2015 and no compensation during the nine and three months ended September 30, 2016. In December, 2017, the Company and Mr. Weiss amended the terms of the agreement (See Note 13(j) – Subsequent Events).

(e) In October, 2016, the Company entered into a formal employment agreement with its Chief Operating Officer and President, R. Scott Caputo. Under the original terms of the agreement with the Company was to pay him a base salary of $150,000 per year. Under the agreement, Mr. Caputo serves as Chief Operating Officer and President. The term of employment is (3) years from the commencement date which was June 1, 2016. Under the terms of the agreement, Mr. Caputo and the Company recognized that the finances of the Company did not allow for payment of base salary at that time. Mr. Caputo agreed and acknowledged that from the commencement date (June 1, 2016) and until the first to occur of: (i) the date the Company obtains capital (whether debt or equity) in an amount of at least $2,000,000 of gross proceeds (in any single or series of financing events) which allows for the use by its terms, of the proceeds for payments of salaries to officers; or (ii) such time as the Company achieves Cash Flow Breakeven for two consecutive fiscal quarters, up to 100% of such Base Salary may be accrued as determined by the Board of Directors and thereafter shall be payable upon achievement of such events as set forth in clauses (i) and (ii) above, and provided further, in no event shall any accrued salary be paid later than ten (10) business days after the Company has obtained capital (whether debt or equity) of at least $5,000,000 of gross proceeds (in any single or series of financing events). Under the original terms, at such time Mr. Caputo would have been entitled to payment of up to $60,000 with respect to accrued but unpaid Base Salary [all remaining accrued salary, above the $60,000, would remain accrued]. The Company also agreed to pay for health and related benefits on terms similar to those provided to other executives. During the nine and three months ended September 30, 2016, Mr. Caputo did not receive any payments of base salary under the employment agreement, the Company accrued $50,000 of salary for the period from June 1, 2016 to September 30, 2016. In April 2017 the Company agreed to issue to Mr. Caputo options to purchase 1,500,000 shares with an exercise price of $0.10 per share, with a term of five years in lieu of salary for the period June 1, 2016 to May 31, 2017 due to the inability of the Company to raise capital to pay this salary under the terms of the Agreement.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 13- SUBSEQUENT EVENTS (continued)

Mr. Caputo (through an entity controlled by him) received compensation in the amount of $37,500 during the year ended December 31, 2015 and $13,100 and $0 during the nine and three months ended September 30, 2016. In December, 2017, the Company and Mr. Caputo amended the terms of the agreement (See Note 13(j) – Subsequent Events).

(f) Effective October 13, 2016, the Company issued and sold, in a private placement offering under Section 4(2) of the Securities Act of 1033, as amended, to 6 accredited investors, an aggregate of $405,000 of promissory notes bearing interest at 10% per annum. The proceeds from the sale of the notes were used by the Company to support its share ($395,196) of the issuance of a standby letter of credit as required under the Consolidated Edison BDQM Program in the amount of $790,392. The standby letter of credit was issued by Wells Fargo Bank to Consolidated Edison on behalf of the SPV as described in clause (b) above. In addition to the issuance of the notes, investors received an aggregate of 4,050,000 shares of common stock.

The notes are unsecured obligations of the Company and are payable upon the earlier of (i) date of payment to the Company of its proportionate share for services or other payment made pursuant to the Company’s agreements in effect from time to time with Generate NY Grid Services LLC under the Consolidated Edison BDQM Program for the 2017 and 2018 years, (ii) within 10 business days of the date of any payment by Generate NY Grid Services LLC intended to be a replacement of funds advanced by the investors for the Company’s portion of the standby letter of credit issued to Consolidated Edison of New York under the Consolidated Edison BDQM Program for the 2017 and 2018 years or (iii) December 31, 2019.

The Company also entered into a registration rights agreement with the investors providing for the registration for resale under the Securities Act of 1933 of the shares of common stock issued to them. The agreement provides that the Company will file a registration statement with the SEC within 180 days of closing.

Certain members of management participated, including the Chief Financial Officer and Chief Executive Officer through entities controlled by them, participated in the private placement. Additionally, the Company’s outside counsel participated in the private placement offering.

The securities issued to such investors are restricted securities and were offered and sold in private transactions to accredited investors (as such term is defined in Rule 501(a), as promulgated under the Securities Act of 1933), without registration under the Securities Act and the securities laws of certain states, in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended and similar exemptions under applicable state laws. The securities sold in the foregoing transaction may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

(g) Effective January 25, 2017, Power Efficiency Corporation (PEC) entered into an advisory agreement with Carnegie Hudson Resources Structured Capital, LLC (CHR) whereby CHR and its affiliated entities will provide corporate advisory and investment banking services to the Company. Services which may require a registered broker-dealer will be provided through MCM Securities LLC., an SEC registered broker-dealer. CHR is affiliated with a director of the Company. Under the terms of the agreement, in consideration for its services, CHR and its affiliates were to receive up to 4,000,000 warrants for shares of common stock to vest upon certain events, 1,000,000 of the 4,000,000 warrants have become ineligible for issuance because one of the conditions were not met. The warrants have a five (5) year exercise terms, provide for an exercise price of $0.01 per share and the holders are entitled to piggyback registration rights with respect to the underlying shares of Common Stock. As of September 30, 2017, an aggregate of 1,750,000 warrants had vested and 1,000,000 have not vested and are ineligible for issuance. An officer and controlling shareholder of CHR also serves as a director of the Company. In November, 2017, the agreement with CHR was amended to provide for the issuance of an additional 250,000 vested warrants with an exercise price of $0.10 per share; the warrants have five year exercise terms. In December, 2017, the Company and CHR amended the terms of the agreement to provide for the issuance of an additional 250,000 warrants to CHR. The additional warrants have a five year exercise term and are exercisable at $0.01 per share.

POWER EFFICIENCY CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2016

NOTE 13- SUBSEQUENT EVENTS (continued)

(h) On October 1, 2017, the Company delivered a credit promissory note to Valeo Partners LLC, an entity controlled by our Chief Executive Officer. Our Chief Executive Officer has provided funds in the amount of $35,004 as of September 30, 2017 to the Company for working capital needs. Under the credit note, Valeo Partners agreed to provide funds, in its discretion, up to the sum of $50,000 at the rate of 5% per annum which commenced accruing December 1, 2016. The note is due on or before the earlier of (i) October 30, 2018 or (ii) within three days of the Company obtaining capital (in the form of equity or debt) from third parties, in an amount of at least $3,000,000, subject to approval of payment by the third party financing parties. The note is unsecured.

(i) PEC has executed a non-binding term sheet for an option to purchase the development rights from New Jersey Energy Storage Project One, LLC for a 20 MW battery energy storage (BESS) project located in Bloomsbury, NJ. The system will be used to provide frequency regulation services to PJM Interconnection. Under the option agreement, PEC must enter into a definitive agreement with Project One on or before February 15, 2018, provide funding of certain start-up costs related to the project of $75,000 and enter into a mutually acceptable lease agreement with the property owner. As presently contemplated, the project will utilize lithium ion battery technology. The project is anticipated to start in late 2018 or early 2019 once interconnection and all government approvals are obtained. PEC is presently working with its financial advisor partners and project partners to fully fund the project. The option expires on February 15, 2018 unless extended by the parties.

(j) Effective December 20, 2017, the Company amended the terms of its employment arrangements with its Chief Operating Officer and President (Scott Caputo), Chief Executive Officer (Gary Weiss) and Jeffrey Lines, its Vice President.

Under these amendments the Company and these employees, recognizing that the Company has been unable to obtain capital to fund its working capital and other needs, and to date has not completed and projects to generate revenue, determined to utilize common stock warrants on a monthly basis, in lieu of cash compensation. The parties agreed that as of June 1, 2017, these individuals would be compensated at the rate of 166,667 common stock warrants at the end of each calendar month, with such warrants having a five-year exercise period. The exercise price is based on a closing price of the Company’s stock as of the end of each month. The employees will be compensated on such terms until the Company is able to obtain necessary capital to pay cash compensation.

Additionally, the Company and each employee also amended the terms of their original agreement to reduce the potential amount of any accrual of unpaid salary to a maximum of $25,000 (two months’ salary) which might be payable upon completion of a financing in excess of $2,000,000 of gross proceeds. However, this accrual amount would only be payable if the employee has not elected to accept the 166,667 warrants per month for any such two months’ period prior to completion of a financing as described above.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview and Market

Over the past decade, the United States has observed a significant increase in the use of alternative energy sources, such as solar and wind, in electricity generation. The greater use of renewable energy imposes varied loads on the grid, which causes fluctuations in voltage, current, and frequency and, in turn, leads to degraded power quality and can result in large-scale blackouts. Power Efficiency Corporation (“PEC”) will provide comprehensive one-stop solutions to the grid stability problems and take advantage of the large and actively growing market opportunity for energy storage, which is projected to reach $50 billion by 2020. PEC will offer solutions to grid operators, utilities, and Commercial and Industrial (“C&I”) customers. Our focus will be on renewable Distributed Energy Resources (“DER”) and Battery Energy Storage Systems (“BESS”) for grid balancing services to the Independent System Operators (“ISOs”); load shifting for utilities; energy management, through storage for C&I customers; and microgrids for energy security. Our primary objective will be to build, own, and operate distributed energy resources and BESS to develop a portfolio of income producing projects.

PEC (together with its subsidiaries, sometimes referred to as “we,” “us,” or the “Company”) was incorporated in Delaware on October 19, 1994. PEC operated several businesses but terminated its last operations in 2012. Since mid-2012, the Company has had virtually no operations other than disposing of some assets and has generated no revenue or income. The Company ceased filing reports with the Securities and Exchange Commission in April 2012.

In July 2015, certain members of management acquired a controlling stake in the Company and commenced its plan to restart the Company’s operations. The change of control and management occurred on July 17, 2015, resulting in new management and a new Board of Directors. Mr. Gary Weiss, our Chief Executive Officer (“CEO”), and Mr. R. Scott Caputo, our Chief Operating Officer (“COO”), acquired control (through entities controlled by them) through the purchase of securities of the Company owned by the Estate of Philip Meisel in a privately negotiated transaction. The Company then commenced operations in the business of the promotion, acquisition, and development of BESS and related services and businesses. New management has embarked on entering into the new businesses related to energy management, DER, BESS, and related industries. We may develop and own these projects, participate as a large or small stakeholder or partial owner in these projects, or enter into joint ventures with various financial or operating partners. To date we have not developed any operating projects.

Operations and Shell Company Status and Plan of Operations

In August, 2016, PEC voluntarily filed a Form 10 with the SEC which became effective on October 10, 2016, and thereafter became subject to the reporting requirements under the Securities and Exchange Act of 1934 and the SEC rules and regulations promulgated thereunder. The filing on Form 10 was made by the Company on a voluntary basis pursuant to Section 12(g) of the Act. As of the date of effectiveness of the Form 10 and through the date of this filing, the Company is a shell company. Securities Act Rule 405 and Exchange Act Rule 12b-2 define a shell company as a company, other than an asset-backed issuer, with no or nominal operations; and either:

•	no or nominal assets;
•	assets consisting of cash and cash equivalents; or
•	assets consisting of any amount of cash and cash equivalents and nominal other assets.

We have begun very limited operations, and we require substantial outside capital to implement our business model. We believe that we will need additional funding to satisfy our cash requirements for the next twelve (12) months. Completion of our plan of operation is subject to attaining adequate financing. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our plan of operation. Over the next twelve (12) months we will be actively pursuing the raise of capital for corporate operations.

We foresee the need for and use of capital to provide for sufficient operation of the Company. We will also need to raise capital, at the corporate or project level, to meet the requirements necessary to pre-develop, build, and operate any systems or projects we may undertake and to fulfill any buildout requirements, including the installation of large generators and/or batteries on various site locations. For any site that we may seek to develop, we expect to incur costs and expenses related to:

Land/site acquisition costs which could be purchase price or lease costs;

Zoning and local land use application costs and related legal expenses;

Construction costs for preparation of acquired sites;

Equipment acquisition costs, including battery systems or generator systems;

Costs related to utility connections; and

Insurance costs for general liability.

Each project and site will have separate and distinct costs and expenses, dependent upon, among other factors, location of any site and associated variations of land related acquisition costs and the size and type of battery or generator system to be utilized. We cannot estimate an average cost of any installation and operation because of these project variations.

We anticipate that our operational, general, and administrative expenses for the next twelve (12) months, assuming we undertake substantially all of our contemplated projects, will approximate between $6 million and $14 million. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes, and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds used and our progress with the execution of our business plan. We anticipate that depending on market conditions and our plan of operation, we may incur operating losses in the foreseeable future.

Results of Operations; Working Capital

During the quarter ended September 30, 2016, we did not generate revenue or income. We did not have any operating projects. Our focus has been on identifying potential sites for development as energy demand projects. As of September 30, 2016, our unrestricted cash was $10,766 of which $4,095 was in an interest-bearing money market account with and the balance of $6,671 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of September 30, 2017, our unrestricted cash was $162 was maintained in non-interest-bearing checking accounts to pay operating expenses and no revenue was generated.

We incurred net losses of $304,217 and $125,799 for the nine months ended September 30, 2016, and 2015, respectively. For the three months ended September 30, 2016 and 2015 we incurred net losses of $327,739 and $85,031, respectively.

As of September 30, 2016, we had total assets of approximately $37,000 (as adjusted for a write down of certain project related assets in the amount of approximately $73,000 and only nominal operations with no revenue. As of September 30, 2016, and through the date of this filing, the Company has fewer than 2,000 shareholders of record and less than $10,000,000 in total assets.

Continuation of the Company as a going concern is dependent upon achieving profitable operations or accessing sufficient operating capital. At September 30, 2016, the Company had a working capital deficiency of $276,966. Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Off-Balance Sheet Arrangements

For the nine and three months ended September 30, 2016, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide this information contained in this item pursuant to Regulation S-K.

We do not believe that any of our financial instruments have significant risk associated with market sensitivity. For more information on these investments see Note 4 to our financial statements included in this Form 10-Q. We are not exposed to significant financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. We have not used, and currently do not contemplate using, any derivative financial instruments.

Interest Rate Risk

At any time, fluctuations in interest rates could affect interest earnings on our cash and marketable securities. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows would not be material. Currently, we do not hedge these interest rate exposures. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

As of September 30, 2016, our unrestricted cash was $10,766 of which $4,095 was in an interest-bearing money market account with and the balance of $6,671 was maintained in non-interest-bearing checking accounts used to pay operating expenses. As of September 30, 2017, our unrestricted cash was $162 which was maintained in non-interest-bearing checking accounts to pay operating expenses.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (principal accounting officer) (“PAO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of its CEO and PAO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.

The Company voluntarily filed a Form 10 with the Securities and Exchange Commission which became effective under SEC rules on October 11, 2016. Under SEC rules, the Company became subject to reporting requirements under the Securities and Exchange Act of 1934 and SEC regulations as of such date. The Company has not filed updates or amendments to the Form 10 in response to SEC comments until this filing and did not timely file any subsequent Exchange Act reports until the filing of this Report on Form 10-Q. The Company and its management are in the process of completing all delinquent filings and expects to file them within the next 45 to 60 days.

The Company has not generated any revenue or income since the filing of the Form 10 and management has been focused on developing its business and plan of operations and therefore did not file the required reports in a timely manner. Notwithstanding the foregoing, our CEO and PAO believe that the financial statements included in this report fairly present in all material respects (and in accordance with U.S. generally accepted accounting principles) our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim statements will not be prevented or detected. Our management has determined that prior to this filing our disclosure controls and procedures were inadequate to provide reasonable assurances that information required to be disclosed in our required filings or submitted under the Securities and Exchange Act of 1934 is properly recorded, processed, summarized and reported within the specified time periods pursuant to SEC rules and regulations. Further, our management, including our Chief Executive Officer and Principal Accounting Officer determined to forego filing required reports to focus on developing the Company’s business plan and to develop operations and potential projects.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address the material weaknesses as well as other identified areas of risk. Management has committed itself to correct its filing deficiencies and to timely make required filings in the future.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to or aware of any pending or threatened legal proceedings which, in the opinion of the Company’s management, would result in any material adverse effect on its results of operations or its financial condition.

ITEM 1A. RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Report on Form 10 as originally filed on August 11, 2016 and amended on January __, 2018 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by Power Efficiency Corporation in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Other than as stated herein, we believe there have been no material changes in our risk factors from those disclosed in our Report on Form 10, as amended.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Rule 144 is not available for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. However, Rule 144 also includes an important exception to this prohibition if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and
•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

We should be considered a shell company under SEC rules and regulations.

Restricted Securities; Limited Transferability

Our securities should be considered a long-term, illiquid investment. Our securities have not been registered under the Securities Act, and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, the securities are not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

No Trading Market

There is no established trading marketing for our Common Stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

Not Likely To Pay Dividends

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate. Additionally, the payment of dividends requires that we have revenue and income, and we do not expect to generate income in the immediate future.

Our Common Stock is Now And In The Future Will be subject To The SEC’s “Penny Stock” Rules

We are subject now and in the future may continue to be subject to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report (July 1, 2016 to September 30, 2016), the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended except as provided in this Item 2 below.

In August 2016, the Company authorized the issuance of, and issued, an aggregate of an additional 2,400,000 shares of restricted common stock in consideration of services to the following persons/entities:

Consultant -– Energy Projects	666,667

Board services	66,667

Legal Services Law Firm	333,333

Chief Financial Officer services	333,333

General Advisory Services Consultant	1,000,000

The shares were issued pursuant to the exemptions from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. The shares are restricted securities within the meaning of the Securities Act of 1933, and the rules and regulation promulgated thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

a) The following Exhibits are filed herein:

NO.	TITLE

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

POWER EFICIENCY CORPORATION

FORM 10Q

SEPTEMBER 30, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

By: /s/ Gary Weiss
Gary Weiss, Chief Executive Officer

January 22, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER EFFICIENCY CORPORATION

By: /s/ Mark Goldberg
Mark Goldberg, Chief Financial Officer
And Principal Accounting Officer

January 22, 2018

